Form 10-Q
period 2017-06-30
BROOKS AUTOMATION INC
filed 2017-08-04
CIK 933974

eted

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, July 27, 2017: common stock, $0.01 par value and 69,759,300 shares outstanding.

BROOKS AUTOMATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BROOKS AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	June 30,	September 30,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$117,081	$85,086
Marketable securities	12	39
Accounts receivable, net	120,752	106,372
Inventories	105,304	92,572
Prepaid expenses and other current assets	22,215	15,265
Total current assets	365,364	299,334
Property, plant and equipment, net	52,949	54,885
Long-term marketable securities	2,565	6,096
Long-term deferred tax assets	1,460	1,982
Goodwill	210,609	202,138
Intangible assets, net	75,458	81,843
Equity method investments	32,628	27,273
Other assets	5,738	12,354
Total assets	$746,771	$685,905
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$49,991	$41,128
Deferred revenue	33,062	14,966
Accrued warranty and retrofit costs	7,646	6,324
Accrued compensation and benefits	21,718	21,254
Accrued restructuring costs	1,690	5,939
Accrued income taxes payable	10,466	7,554
Accrued expenses and other current liabilities	20,686	22,628
Total current liabilities	145,259	119,793
Long-term tax reserves	1,782	2,681
Long-term deferred tax liabilities	2,950	2,913
Long-term pension liabilities	2,469	2,557
Other long-term liabilities	4,539	4,271
Total liabilities	156,999	132,215
Commitments and contingencies (Note 18)
Stockholders' Equity
Preferred stock, $0.01 par value- 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value- 125,000,000 shares authorized, 83,216,169 shares issued and 69,754,300 shares outstanding at June 30, 2017, 82,220,270 shares issued and 68,758,401 shares outstanding at September 30, 2016	832	821
Additional paid-in capital	1,867,645	1,855,703
Accumulated other comprehensive income	15,000	15,166
Treasury stock, at cost- 13,461,869 shares	(200,956)	(200,956)
Accumulated deficit	(1,092,749)	(1,117,044)
Total stockholders' equity	589,772	553,690
Total liabilities and stockholders' equity	$746,771	$685,905

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue
Products	$141,957	$111,596	$396,684	$302,238
Services	39,760	35,938	114,321	100,532
Total revenue	181,717	147,534	511,005	402,770
Cost of revenue
Products	85,658	69,557	243,360	192,816
Services	24,487	23,814	74,606	68,437
Total cost of revenue	110,145	93,371	317,966	261,253
Gross profit	71,572	54,163	193,039	141,517
Operating expenses
Research and development	11,958	12,819	34,148	39,208
Selling, general and administrative	40,016	31,854	109,496	98,667
Restructuring charges	828	996	2,663	9,807
Total operating expenses	52,802	45,669	146,307	147,682
Operating income (loss)	18,770	8,494	46,732	(6,165)
Interest income	137	55	432	310
Interest expense	(93)	(37)	(286)	(56)
Gain on settlement of equity method investment	—	—	1,847	—
Other loss, net	(314)	(107)	(848)	(289)
Income (loss) before income taxes and earnings of equity method investments	18,500	8,405	47,877	(6,200)
Income tax provision	3,680	220	9,900	75,070
Income (loss) before equity in earnings of equity method investments	14,820	8,185	37,977	(81,270)
Equity in earnings of equity method investments	2,530	379	7,249	1,248
Net income (loss)	$17,350	$8,564	$45,226	$(80,022)
Basic net income (loss) per share	$0.25	$0.12	$0.65	$(1.17)
Diluted net income (loss) per share	0.25	0.12	0.64	(1.17)
Dividend declared per share	0.10	0.10	0.30	0.30
Weighted average shares used in computing net income (loss) per share:
Basic	69,711	68,628	69,496	68,437
Diluted	70,405	69,166	70,198	68,437

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss)	$17,350	$8,564	$45,226	$(80,022)
Other comprehensive income (loss), net of tax:
Cumulative foreign currency translation adjustments	4,592	1,766	(164)	6,793
Unrealized gains (losses) on marketable securities, net of tax effects of $0 during each of the three and nine months ended June 30, 2017, and $0 and ($58) during the three and nine months ended June 30, 2016	4	11	2	(92)
Actuarial gains (losses), net of tax effects of $0 and $5 during the three and nine months ended June 30, 2017, $1 and $0 during the three and nine months ended June 30, 2016	2	(1)	(4)	2
Total other comprehensive income (loss), net of tax	4,598	1,776	(166)	6,703
Comprehensive income (loss)	$21,948	$10,340	$45,060	$(73,319)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$45,226	$(80,022)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,649	21,320
Gain on settlement of equity method investment	(1,847)	—
Stock-based compensation	11,081	8,206
Amortization of premium on marketable securities and deferred financing costs	24	368
Undistributed earnings of equity method investments	(7,249)	(1,248)
Deferred income tax provision	498	71,875
Gain on disposal of long-lived assets	(106)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(14,644)	2,862
Inventories	(12,851)	2,110
Prepaid expenses and other current assets	(6,076)	(3,909)
Accounts payable	9,470	(4,689)
Deferred revenue	17,875	7,171
Accrued warranty and retrofit costs	1,299	(87)
Accrued compensation and tax withholdings	279	(6,558)
Accrued restructuring costs	(4,201)	3,720
Accrued expenses and other current liabilities	1,954	(5,010)
Net cash provided by operating activities	61,381	16,109
Cash flows from investing activities
Purchases of property, plant and equipment	(6,827)	(9,414)
Purchases of technology intangibles	(240)	—
Purchases of marketable securities	—	(12,901)
Sales and maturities of marketable securities	3,590	139,388
Disbursement for a loan receivable	—	(1,491)
Acquisitions, net of cash acquired	(5,346)	(125,498)
Purchases of other investments	(170)	(500)
Net cash used in investing activities	(8,993)	(10,416)
Cash flows from financing activities
Proceeds from issuance of common stock	960	948
Payment of deferred financing costs	(27)	(508)
Common stock dividends paid	(20,932)	(20,613)
Net cash used in financing activities	(19,999)	(20,173)
Effects of exchange rate changes on cash and cash equivalents	(394)	(126)
Net increase (decrease) in cash and cash equivalents	31,995	(14,606)
Cash and cash equivalents, beginning of period	85,086	80,722
Cash and cash equivalents, end of period	$117,081	$66,116
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	$1,009	$1,245
Fair value of non-cash consideration for the acquisition of Cool Lab, LLC	10,348	—

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

Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the audited consolidated financial statements and notes thereto contained on the Company’s Annual Report on Form 10‑K filed with the United States Securities and Exchange Commission (the “SEC”) for the fiscal year ended September 30, 2016 (the "2016 Annual Report on Form 10‑K"). The accompanying Consolidated Balance Sheet as of September 30, 2016 was derived from the audited annual consolidated financial statements as of the period then ended.

2. Summary of Significant Accounting Policies

Foreign Currency Translation

Certain transactions of the Company and its subsidiaries are denominated in currencies other than their functional currency.

Foreign currency exchange losses generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other loss, net” in the Company’s unaudited Consolidated Statements of Operations. Net foreign currency transaction and remeasurement losses totaled $0.7 million and $0.5 million, respectively, during the three months ended June 30, 2017 and 2016 and $1.6 million and $1.5 million, respectively, during the nine months ended June 30, 2017 and 2016.

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

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (the "FASB") issued an amendment to the accounting guidance related to goodwill impairment testing which eliminates the requirement to calculate the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. In accordance with the provisions of the newly issued guidance, an entity should perform its goodwill impairment test by comparing the fair value of the reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, up to the amount of goodwill allocated to that reporting unit. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 and should be adopted prospectively. Early adoption of the newly issued guidance is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company performs its annual goodwill impairment assessment on April 1st of each fiscal year. The Company adopted the guidance during the third quarter of fiscal year 2017. The adoption of the guidance did not have an impact on the Company’s financial position or results of operations. No triggering events indicating goodwill impairment occurred during the three and nine months ended June 30, 2017. Please refer to Note 5, “Goodwill and Intangible Assets” for further discussion.

In January 2017, the FASB issued an amendment to the accounting guidance on business combinations to clarify the definition of a business when assessing whether a set of transferred assets and activities represents a business. Such set of transferred assets and activities does not represent a business if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If the threshold is not met, entities need to evaluate whether the set of assets and activities meets the requirement that a business includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and should be adopted prospectively. Early adoption of the newly issued guidance is permitted. The Company is currently evaluating the impact of this guidance on its financial position and results of operations.

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

In June 2016, the FASB issued new accounting guidance for reporting credit losses. The new guidance introduces a new "expected loss" impairment model that applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities and other financial assets. Entities are required to estimate expected credit losses over the life of financial assets and record an allowance against the assets’ amortized cost basis to present them at the amount expected to be collected. Additionally, the guidance amends the impairment model for available for sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on such debt security is a credit loss. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption of the newly issued guidance is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The standard should be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company expects to adopt the guidance during the first quarter of fiscal year 2021 and is currently evaluating the impact of this guidance on its financial position and results of operations.

In February 2015, the FASB issued an amendment to the accounting guidance for consolidations of financial statements by changing the analysis that a reporting entity must perform to determine whether it should consolidate certain types of variable interest entities. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The guidance can be adopted either via a full retrospective approach or a modified retrospective approach by recording a cumulative-effect adjustment to beginning equity in the period of adoption. The Company adopted the guidance during the first quarter of fiscal year 2017. The adoption of the guidance did not have an impact on the Company’s financial position or results of operations. Please refer to Note 9, "Other Balance Sheet Information" for further discussion.

In August 2014, the FASB issued new accounting guidance related to evaluation of relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements issuance date. The guidance is effective for fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company expects to adopt the guidance during the fourth quarter of fiscal year 2017. Early adoption of the newly issued guidance is permitted. The adoption of the guidance is not expected to have an impact on the Company’s financial position or results of operations.

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

Other

For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 2 "Summary of Significant Accounting Policies" to the Company’s consolidated financial statements included in the 2016 Annual Report on Form 10‑K.

3. Marketable Securities

The Company invests in marketable securities that are classified as available-for-sale and records them at fair value in the Company’s unaudited Consolidated Balance Sheets. Marketable securities reported as current assets represent investments that mature within one year from the balance sheet date. Long-term marketable securities represent investments with maturity dates greater than one year from the balance sheet date.

Unrealized gains and losses are excluded from earnings and reported as a separate component of accumulated other comprehensive income until the security is sold or matures. Gains or losses realized from sales of marketable securities are computed based on the specific identification method and recognized as a component of "Other loss, net" in the accompanying unaudited Consolidated Statements of Operations. During the three and nine months ended June 30, 2017, the Company sold marketable securities with a fair value and amortized cost of $3.6 million each and recognized net losses of less than $0.1 million. The Company collected cash proceeds of $3.5 million from the sale of marketable securities and reclassified net unrealized holding losses of less than $0.1 million from accumulated other comprehensive income into "Other loss, net" in the accompanying unaudited Consolidated Statements of Operations as a result of these transactions. There were no sales of marketable securities during the three months ended June 30, 2016. During the nine months ended June 30, 2016, the Company sold marketable securities with a fair value of $127.6 million and amortized cost of $127.7 million and recognized net losses of $0.2 million. Gross gains reported as a component of net losses recognized on the sale of marketable securities were insignificant during the nine months ended June 30, 2016. The Company collected cash proceeds of $127.0 million from the sale of marketable securities and reclassified net unrealized holding losses of $0.2 million from accumulated other comprehensive income into "Other loss, net" in the accompanying unaudited Consolidated Statements of Operations as a result of these transactions. There were no unrealized losses on available for sale securities presented as a component of accumulated other comprehensive income at June 30, 2017. Unrealized losses on available for sale securities presented as a component of accumulated other comprehensive income were insignificant at September 30, 2016.

The following is a summary of the amortized cost and the fair value, including accrued interest receivable, as well as unrealized holding gains (losses) on the short-term and long-term marketable securities as of June 30, 2017 and September 30, 2016 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2017 :
Corporate securities	$2,565	$—	$—	$2,565
Other debt securities	12	—	—	12
	$2,577	$—	$—	$2,577
September 30, 2016 :
Corporate securities	$2,394	$—	$—	$2,394
Other debt securities	39	—	—	39
Municipal securities	3,704	1	(3)	3,702
	$6,137	$1	$(3)	$6,135

The fair values of the marketable securities by contractual maturities at June 30, 2017 are presented below (in thousands):

Fair Value
Due in one year or less	$12
Due after ten years	2,565
Total marketable securities	$2,577

Expected maturities could differ from contractual maturities because the security issuers may have the right to prepay obligations without prepayment penalties.

The Company reviews the marketable securities for impairment at each reporting period to determine if any of the securities have experienced an other-than-temporary decline in fair value. The Company considers factors, such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of its amortized cost basis. If the Company believes that an other-than-temporary decline in fair value has occurred, it writes down the investment to fair value and recognizes the credit loss in earnings and the non-credit loss in accumulated other comprehensive income. There were no marketable securities in unrealized loss position as of June 30, 2017. As of September 30, 2016, aggregate fair value of the marketable securities in an unrealized loss position was $2.5 million and was comprised entirely of municipal securities. Aggregate unrealized losses for these securities were insignificant as of September 30, 2016 and are presented in the table above. These securities were not considered other-than-temporarily impaired and, as such, the Company did not recognize impairment losses during the period then ended. The unrealized losses were attributable to changes in interest rates that impacted the value of the investments.

4. Acquisitions

Acquisitions Completed in Fiscal Year 2017

Acquisition of Cool Lab, LLC

On November 28, 2016, the Company acquired 100% of the equity of Cool Lab, LLC ("Cool Lab") from BioCision, LLC ("BioCision"). The Company held a 20% equity ownership interest in BioCision prior to the acquisition. Cool Lab was established as a subsidiary of BioCision on November 28, 2016 upon a transfer of certain assets related to cell cryopreservation solutions with net carrying values of $0.9 million. Cool Lab provides a range of patented and/or patent-pending offerings for sample cooling and freezing, controlled rate freezing, portable cryogenic transport and archival storage solutions for customers with temperature-sensitive workflow process. Cool Lab’s offerings assist in managing the temperature stability of therapeutics, biological samples, and related biomaterials in ultra-cold and cryogenic environments. The acquisition of Cool Lab is expected to allow the Company to extend its comprehensive sample management solutions across the cold chain of custody, which is consistent with the other offerings it brings to its life sciences customers. Please refer to Note 6, "Equity Method Investments" for further information on the equity interest in BioCision held by the Company immediately before the acquisition date.

The aggregate purchase price of $15.2 million consisted of a cash payment of $4.8 million, a liability to the seller of $0.1 million and the settlement of certain preexisting relationships with Cool Lab and BioCision, disclosed as non-cash consideration of $10.3 million, which has been measured at fair value on the acquisition date.

The non-cash consideration of $10.3 million consisted of financial instruments of BioCision held by the Company prior to the acquisition of Cool Lab that were subsequently measured at fair value on the acquisition date and delineated as non-cash consideration paid for Cool Lab. Such non-cash consideration was comprised of: (i) the redeemable fair value of the Company’s existing 20% equity ownership interest in BioCision of $3.1 million, (ii) convertible debt securities of BioCision and warrants of $5.6 million to purchase BioCision’s preferred units, and (iii) term notes of BioCision of $1.6 million including accrued interest. Such pre-acquisition financial instruments had an aggregate carrying value of $8.6 million and were measured at an aggregated fair value of $10.3 million on the acquisition date. As a result of such measurement, the Company recognized a net gain of $1.6 million in its unaudited Consolidated Statements of Operations during the nine months ended June 30, 2017. Please refer to Note 6, "Equity Method Investments" and Note 17, "Fair Value Measurements" for further information on the financial instruments included in the non-cash consideration and the valuation techniques and inputs used in fair value measurements.

The Company used a market participant approach to record the assets acquired and liabilities assumed in the Cool Lab acquisition. The purchase price allocation is based on a preliminary valuation and subject to further adjustments within the measurement period as additional information becomes available related to the fair value of such assets acquired and liabilities assumed. The fair values of intangible assets acquired and residual goodwill were preliminary as of June 30, 2017. The Company will refine such fair value estimates as new information becomes available during the measurement period. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the acquisition date.

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

Goodwill represents the excess of the consideration transferred over the fair value of the net assets acquired and has been assigned to the Brooks Life Science Systems segment. Goodwill is primarily the result of expected synergies from combining the operations of Cool Lab with the Company’s operations and is deductible for tax purposes.

The Company recorded a liability of $0.7 million in the purchase price allocation that represented a preacquisition contingency incurred on the acquisition date. The obligation is related to a rebate that is due to a particular customer if the annual product sales volume metrics exceed threshold amounts under the provisions of the contract assumed by the Company. Fair value of such liability was determined based on a probability weighted discounted cash flow model. The carrying amount of the liability was $0.7 million at June 30, 2017. Additionally, the Company recognized a customer relationship intangible asset of $3.6 million related to this arrangement, as discussed above.

The operating results of Cool Lab have been reflected in the results of operations for the Brooks Life Science Systems segment from the date of the acquisition, which included approximately one month of activity during the first quarter of fiscal year 2017. During the three months ended June 30, 2017, revenue and net loss from Cool Lab recognized in the Company’s results of operations were $1.1 million and less than $0.1 million, respectively. During the nine months ended June 30, 2017, revenue and net loss from Cool Lab recognized in the Company’s results of operations were $2.5 million and $0.3 million, respectively. During the three and nine months ended June 30, 2017, the net loss included charges of $0.1 million and $0.4 million, respectively, related to the step-up in value of the acquired inventories and amortization expense $0.4 million and $0.8 million, respectively, related to acquired intangible assets.

During the three and nine months ended June 30, 2017, the Company incurred $0.1 million and $0.4 million, respectively, in non-recurring transaction costs with respect to the Cool Lab acquisition which were recorded in "Selling, general and administrative" expenses within the accompanying unaudited Consolidated Statements of Operations.

The Company did not present a pro forma information summary for its consolidated results of operations for the three and nine months ended June 30, 2017 and 2016 as if the acquisition of Cool Lab occurred on October 1, 2015 because such results were immaterial.

Acquisitions Completed in Fiscal Year 2016

Acquisition of BioStorage Technologies, Inc.

On November 30, 2015, the Company completed its acquisition of BioStorage Technologies, Inc., or BioStorage, an Indiana-based global provider of comprehensive sample management and integrated cold chain solutions for the biosciences industry. These solutions include collection, transportation, processing, storage, protection, retrieval and disposal of biological samples. These solutions combined with the Company’s existing offerings, particularly automation for sample storage and formatting, provide customers with fully integrated sample management cold chain solutions which will help them increase productivity, efficiencies and speed to market. This acquisition will allow the Company to access a broader customer base that is storing samples at ultra cold temperatures and simultaneously provide opportunities for BioStorage to use the Company’s capabilities to expand into new markets. Please refer to Note 4,

"Acquisitions" to the Company’s consolidated financial statements included in the 2016 Annual Report on Form 10‑K for further information on this transaction.

At the closing of the acquisition of BioStorage, a cash payment of $5.4 million was placed into escrow which consisted of $2.9 million ascribed to the purchase price and $2.5 million related to retention arrangements with certain employees. The escrow balance was reduced by its full amount subsequent to the acquisition date, and there was no escrow balance outstanding as of June 30, 2017.

The operating results of BioStorage have been reflected in the results of operations for the Brooks Life Science Systems segment from the date of the acquisition, which included one month of activity during the first quarter of fiscal year 2016. During the three months ended June 30, 2017, revenue and net income from BioStorage recognized in the Company’s results of operations were $15.3 million and $2.4 million, respectively. During the three months ended June 30, 2016, revenue and net income from BioStorage recognized in the Company’s results of operations were $12.4 million and $1.1 million, respectively. During the nine months ended June 30, 2017, revenue and net income from BioStorage recognized in the Company’s results of operations were $46.0 million and $6.0 million, respectively. During the nine months ended June 30, 2016, revenue and net income from BioStorage recognized in the Company’s results of operations were $30.3 million and $0.3 million, respectively. During the three and nine months ended June 30, 2017, the net income included amortization expense of $1.1 million and $3.4 million, respectively, related to acquired intangible assets. During the three and nine months ended June 30, 2016, the net income included amortization expense of $0.9 million and $2.0 million, respectively, related to acquired intangible assets.

During each of the three months ended June 30, 2017 and 2016, the Company incurred $0.1 million in non-recurring transaction costs with respect to the BioStorage acquisition which were recorded in "Selling, general and administrative" expenses within the unaudited Consolidated Statements of Operations. The Company incurred $0.2 million and $3.2 million, respectively, of such costs during the nine months ended June 30, 2017 and 2016. The retention payment of $2.5 million was recorded within prepaid expenses and other current assets at the acquisition date and is recognized as compensation expense over the service period or upon a triggering event in the underlying change in control agreements. The Company recorded $0.1 million of compensation expense related to this arrangement during the nine months ended June 30, 2017 and $0.3 million and $0.7 million, respectively, during the three and nine months ended June 30, 2016. There were no such charges recorded during the three months ended June 30, 2017. The retention payment balance was $0.1 million at September 30, 2016. There was no balance related to the retention payment at June 30, 2017.

The following unaudited pro forma financial information represents a summary of the consolidated results of operations for the Company and BioStorage for the three and nine months ended June 30, 2016 as if the acquisition of BioStorage occurred on October 1, 2014 (in thousands):

	Three Months Ended	Nine Months Ended
	June 30, 2016	June 30, 2016
Revenue	$147,534	$413,816
Net income (loss)	9,163	(74,024)
Basic income (loss) per share	$0.13	$(1.08)
Diluted income (loss) per share	$0.13	$(1.08)
Weighted average shares outstanding used in computing net income (loss) per share:
Basic	68,628	68,437
Diluted	69,166	68,437

The unaudited pro forma information presented above reflects historical operating results of the Company and BioStorage and includes the impact of certain adjustments directly attributable to the business combination. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition of BioStorage had taken place on October 1, 2014. During the nine months ended June 30, 2016, the adjustments reflected in the unaudited proforma information included aggregate amortization and depreciation expense of $0.6 million and tax effects of $0.5 million. The impact of the restructuring charges and transaction costs was excluded from the pro forma net income (loss) during the three and nine months ended June 30, 2016. The Company did not present unaudited pro forma financial information for the three and nine months ended June 30, 2017 since the results of BioStorage were included in the Company’s consolidated results of operations during the periods then ended.

5. Goodwill and Intangible Assets

Goodwill represents the excess of net book value over the estimated fair value of net tangible and identifiable intangible assets of a reporting unit. Goodwill is tested for impairment annually or more often if impairment indicators are present at the reporting unit level. If the existence of events or circumstances indicates that it is more likely than not that fair values of the reporting units are below their carrying values, the Company performs additional impairment tests during interim periods to evaluate goodwill for impairment. No triggering events indicating goodwill impairment occurred during the three and nine months ended June 30, 2017.

The Company performs its annual goodwill impairment assessment on April 1st of each fiscal year. During the three months ended June 30, 2017, the Company adopted on a prospective basis the Accounting Standard Update 2017-04, Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment issued by the FASB as a part of simplification initiative. The adoption of the guidance is expected to reduce the cost and complexity of evaluating goodwill for impairment and did not have an impact on the Company’s financial position or results of operations during the three and nine months ended June 30, 2017. In accordance with provisions of the guidance, the Company initially assesses qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company determines, based on this assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying value, it performs a quantitative goodwill impairment test by comparing the reporting unit’s fair value with its carrying value. An impairment loss is recognized for the amount by which the reporting unit’s carrying value exceeds its fair value, up to the total amount of goodwill allocated to the reporting unit. No impairment loss is recognized if the fair value of the reporting exceeds its carrying value

As of June 30, 2017, the Company completed the annual goodwill impairment test for its five reporting units and determined that no adjustment to goodwill was necessary. The Company conducted a qualitative assessment for three reporting units within the Brooks Semiconductor Solutions Group segment and determined that it was not likely that their fair values were less than their carrying values. As a result of the analysis, the Company did not perform the quantitative assessment for these reporting units and did not recognize impairment losses. The Company also performed the quantitative goodwill impairment test for the fourth reporting unit within the Brooks Semiconductor Solutions Group segment and for the Brooks Life Science Systems reporting unit. The Company determined that no adjustment to goodwill was necessary for these two reporting units since their fair values substantially exceeded their respective carrying values. If events occur or circumstances change that would more likely than not reduce the fair value of any reporting unit below its carrying value, the Company will evaluate such reporting unit’s goodwill for impairment between annual tests.

The components of the Company’s goodwill by an operating segment at June 30, 2017 and September 30, 2016 are as follows (in thousands):

	Brooks
	Semiconductor	Brooks
	Solutions	Life Science
	Group	Systems	Other	Total
Gross goodwill, at September 30, 2016	$655,781	$135,301	$26,014	$817,096
Accumulated goodwill impairments	(588,944)	—	(26,014)	(614,958)
Goodwill, net of accumulated impairments, at September 30, 2016	66,837	135,301	—	202,138
Acquisitions and adjustments	(56)	8,527	—	8,471
Gross goodwill, at June 30, 2017	655,725	143,828	26,014	825,567
Accumulated goodwill impairments	(588,944)	—	(26,014)	(614,958)
Goodwill, net of accumulated impairments, at June 30, 2017	$66,781	$143,828	$—	$210,609

During the nine months ended June 30, 2017, the Company recorded a goodwill increase of $8.5 million primarily related to the acquisition of Cool Lab which represented the excess of the consideration transferred over the fair value of the net assets acquired. Please refer to the Note 4 "Acquisitions" for further information on this transaction.

The components of the Company’s identifiable intangible assets as of June 30, 2017 and September 30, 2016 are as follows (in thousands):

	June 30, 2017			September 30, 2016
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Patents	$9,028	$7,724	$1,304	$7,808	$7,486	$322
Completed technology	60,745	53,931	6,814	60,485	51,018	9,467
Trademarks and trade names	9,142	4,776	4,366	9,142	4,204	4,938
Customer relationships	119,260	56,286	62,974	114,263	47,147	67,116
	$198,175	$122,717	$75,458	$191,698	$109,855	$81,843

Amortization expense for intangible assets was $4.3 million and $3.8 million, respectively, during the three months ended June 30, 2017 and 2016 and $12.7 million and $11.1 million, respectively, during the nine months ended June 30, 2017 and 2016.

Estimated future amortization expense for the intangible assets for the remainder of fiscal year 2017 and the subsequent four fiscal years is as follows (in thousands):

Fiscal year ended September 30,
2017	$3,970
2018	15,693
2019	15,468
2020	14,156
2021	8,253
Thereafter	17,918
$75,458

6. Equity Method Investments

The Company accounts for certain of its investments using the equity method of accounting and records its proportionate share of the investee’s earnings (losses) in its results of operations with a corresponding increase (decrease) in the carrying value of the investment.

BioCision, LLC

At September 30, 2016, the Company held a 20% equity interest in BioCision, a privately-held company based in Larkspur, California, which was accounted for as an equity method investment. The carrying value of the investment in BioCision was $1.7 million at September 30, 2016. During the three and nine months ended June 30, 2016, the Company recorded a loss associated with BioCision of $0.3 million and $0.7 million, respectively.

At September 30, 2016, the Company held a term loan receivable from BioCision and five-year convertible debt securities with a warrant agreement to purchase BioCision’s preferred units. The convertible debt securities and the warrant were recorded at fair value during each reporting period, and the remeasurement gains and losses were recognized as a component of "Other loss, net" in the Company’s unaudited Consolidated Statements of Operations. The fair value of the convertible debt securities and the warrant was $5.8 million and less than $0.1 million, respectively, at September 30, 2016. During the nine months ended June 30, 2016, the Company recognized remeasurement gains of $0.5 million related to these financial instruments. Please refer to Note 17, “Fair Value Measurements” for further information on the valuation techniques and inputs used in fair value measurements of the convertible debt securities and the warrant. The term loan with an aggregate principal amount of $1.5 million bore an annual interest rate of 10% and was provided to BioCision to support its working capital requirements. At September 30, 2016, the term loan was recorded at its carrying value of $1.5 million and included in "Other assets" in the Company’s unaudited Consolidated Balance Sheets. Please refer to Note 8, "Equity Method and Other Investments" to the Company’s consolidated financial statements included in the 2016 Annual Report on Form 10‑K for further information on these financial instruments.

On November 28, 2016, BioCision established Cool Lab as its subsidiary upon transferring certain assets related to cell cryopreservation solutions with net carrying values of $0.9 million, in which the Company acquired a 100% equity interest on that date for an aggregate purchase price of $15.2 million. The purchase price consisted of a cash payment of $4.8 million, a liability to the seller of $0.1 million, which has been satisfied, and non-cash consideration of $10.3 million measured at fair value on the acquisition date which was comprised of: (i) the redeemable fair value of the existing 20% equity ownership interest in BioCision of $3.1 million, (ii) the convertible debt securities of BioCision and warrants of $5.6 million to purchase BioCision’s preferred units, and (iii) the term notes of BioCision of $1.6 million including accrued interest.

Carrying value of the equity method investment in BioCision was $1.2 million on November 28, 2016 and reflected BioCision’s losses of $0.5 million recorded from October 1, 2016 through the acquisition date. The Company has traditionally recorded the income and losses related to the equity method investment in BioCision one quarter in arrears. During the first quarter of fiscal year 2017, the Company recorded two additional months of activity in the carrying value of the investment as a result of its settlement. The Company deemed the amount of $0.2 million related to two additional months of activity to be insignificant. The equity method investment in BioCision was measured at fair value of $3.1 million at the acquisition date, and as a result the Company recognized a gain of $1.8 million upon the redemption of the equity method investment in its unaudited Consolidated Statements of Operations during the nine months ended June 30, 2017. On November 28, 2016, convertible debt, warrant and the term loan with carrying values of $5.8 million, less than $0.1 million and $1.6 million, respectively, were measured at their fair values of $5.6 million, less than $0.1 million and $1.6 million, respectively. As a result of such measurement, the Company recognized an aggregate loss of $0.2 million upon the settlement of these financial instruments in "Other loss, net" in its unaudited Consolidated Statements of Operations during the nine months ended June 30, 2017. Please refer to Note 4, "Acquisitions" and Note 17, "Fair Value Measurements" for further information on the acquisition transaction and the valuation techniques and inputs used in fair value measurements.

ULVAC Cryogenics, Inc.

The Company and ULVAC Corporation of Chigasaki, Japan each own a 50% stake in the joint venture, ULVAC Cryogenics, Inc (“UCI”). UCI manufactures and sells cryogenic vacuum pumps, principally to ULVAC Corporation.

The carrying value of the investment in UCI was $32.6 million and $25.6 million, respectively, at June 30, 2017 and September 30, 2016. During the three months ended June 30, 2017 and 2016, the Company recorded income of $2.5 million and $0.7 million, respectively, representing its proportionate share of UCI’s earnings. During the nine months ended June 30, 2017 and 2016, the Company recorded income of $7.7 million and $2.0 million, respectively, representing its proportionate share of UCI’s earnings. Management fee payments received by the Company from UCI were $0.3 million and $0.2 million, respectively, during the three months ended June 30, 2017 and 2016. Management fee payments received by the Company from UCI were $0.8 million and $0.6 million, respectively, during the nine months ended June 30, 2017 and 2016. During the nine months ended June 30, 2017 and 2016, the Company incurred charges from UCI’s for products or services of $0.2 million each. Such charges were insignificant during the three months ended June 30, 2017 and 2016. At June 30, 2017 and September 30, 2016, the Company owed UCI $0.1 million in connection with accounts payable for unpaid products and services.

7. Line of Credit

The Company maintains a five-year senior secured revolving line of credit (the "line of credit"), with Wells Fargo Bank, N.A. ("Wells Fargo"), that provides for up to $75 million of borrowing capacity, subject to borrowing base availability, as defined in the agreement governing the line of credit. There were no amounts outstanding under the line of credit as of June 30, 2017 and September 30, 2016. During the three and nine months ended June 30, 2017, the Company incurred less than $0.1 million and $0.1 million, respectively, in fees related to the unused portion of the line of credit commitment amount. Such fees were insignificant during the three and nine months ended June 30, 2016. The line of credit contains certain customary representations and warranties, a financial covenant, affirmative and negative covenants, as well as events of default. The Company was in compliance with the line of credit covenants as of June 30, 2017 and September 30, 2016. Please refer to Note 11, "Line of Credit" to the Company’s consolidated financial statements included in the 2016 Annual Report on Form 10‑K for further information on the line of credit arrangement.

8. Income Taxes

During the three and nine months ended June 30, 2017, the Company recorded an income tax provision of $3.7 million and $9.9 million, respectively, which was driven primarily by foreign income. Tax provision recorded during the nine months ended June 30, 2017 was partially offset by $0.9 million of tax benefits related to the reduction of reserves for unrecognized tax benefits resulting from the expiration of statutes of limitations.

During the three and nine months ended June 30, 2016, the Company recorded an income tax provision of $0.2 million and $75.1 million, respectively. The income tax provision of $0.2 million recorded during the third quarter of fiscal year 2016 was driven primarily by global income generated during the period, partially offset by $0.3 million of tax benefits related to the reduction of reserves for unrecognized tax benefits resulting from the expiration of statues of limitations. The tax provision of $75.1 million recorded during the nine months ended June 30, 2016 was driven primarily by the change in the valuation allowance against U.S. net deferred tax assets recognized during the second quarter of fiscal year 2016. Partially offsetting the valuation allowance provision were benefits related to pre-tax losses in the U.S., the reinstatement of the U.S. research and development tax credit retroactive to January 1, 2015, and reductions of reserves for unrecognized tax benefits resulting from the expiration of the statute of limitations.

The Company evaluates the realizability of its deferred tax assets by tax-paying component and assesses the need for a valuation allowance on an annual and quarterly basis. The Company evaluates the profitability of each tax-paying component on a historic cumulative basis and on a forward looking basis in the course of performing this analysis. The Company evaluated all positive and negative evidence in concluding it was appropriate to establish a full valuation allowance against U.S. net deferred tax assets during the second quarter of fiscal year 2016. The Company maintained such allowance at June 30, 2017 and will continue to maintain it until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. Please refer to Note 12, "Income Taxes" to the Company’s consolidated financial statements included in the 2016 Annual Report on Form 10‑K for further information on the valuation allowance.

The Company is subject to U.S. federal income tax and various state, local and international income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which it files tax returns. In the normal course of business, the Company is subject to income tax audits in various global jurisdictions in which it operates. The years subject to examination vary for the U.S. and international jurisdictions, with the earliest tax year being 2010. Based on the outcome of these examinations or the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the Company’s unaudited Consolidated Balance Sheets. The Company currently anticipates that it is reasonably possible that the unrecognized tax benefits will be reduced by approximately $0.5 million within the next twelve months.

9. Other Balance Sheet Information

The following is a summary of accounts receivable at June 30, 2017 and September 30, 2016 (in thousands):

	June 30,	September 30,
	2017	2016
Accounts receivable	$122,394	$108,713
Less allowance for doubtful accounts	(1,514)	(2,241)
Less allowance for sales returns	(128)	(100)
Accounts receivable, net	$120,752	$106,372

The following is a summary of inventories at June 30, 2017 and September 30, 2016 (in thousands):

	June 30,	September 30,
	2017	2016
Inventories
Raw materials and purchased parts	$72,820	$60,979
Work-in-process	11,273	16,090
Finished goods	21,211	15,503
Total inventories	$105,304	$92,572

Reserves for excess and obsolete inventory were $23.9 million and $24.8 million, respectively, at June 30, 2017 and September 30, 2016.

During the nine months ended June 30, 2017 and the fiscal year ended September 30, 2016, the Company had cumulative capitalized direct costs of $4.4 million and $3.7 million, respectively, associated with development of software for its internal use which are included within "Property, plant and equipment, net" in the accompanying unaudited Consolidated Balance Sheets. During the nine months ended June 30, 2017, the Company capitalized direct costs of $0.8 million associated with development of software for its internal use.

Deferred financing costs of $0.6 million and $0.7 million, respectively, at June 30, 2017 and September 30, 2016 are associated with obtaining the line of credit financing and presented within "Other assets" in the accompanying unaudited Consolidated Balance Sheets. Amortization expense incurred during the three and nine months ended June 30, 2017 was less than $0.1 million and $0.1 million, respectively, and included in interest expense in the accompanying unaudited Consolidated Statements of Operations. Such expenses were insiginficant during the three and nine months ended June 30, 2016. Please refer to Note 7, “Line of Credit” for further information on this arrangement.

A note receivable of $0.2 million at June 30, 2017 and September 30, 2016 is recorded at carrying value and included in "Other assets" in the accompanying unaudited Consolidated Balance Sheets. The note had an initial value of $3.0 million and a stated interest rate of 9% upon its origination in fiscal year 2012 and was provided by the Company to a strategic partner (the “Borrower”) to support its future product development and other working capital requirements. Prior to fiscal year 2017, the Company amended the terms of the note due to the subordination of its security interest in the assets of the Borrower to the new lender and recognized cumulative impairment charges of $3.4 million as a result of making a determination that a recovery of all amounts due from the loan was not probable. No triggering events indicating additional impairment of the note receivable occurred during the three and nine months ended June 30, 2017. Please refer to Note 9, "Loan Receivable" to the Company’s consolidated financial statements included in the 2016 Annual Report on Form 10‑K for further information on the loan.

The Company determined that the Borrower represented a variable interest entity since the level of equity investment at risk was not sufficient for the entity to finance its activities without additional financial support. However, the Company did not qualify as the primary beneficiary since it would not absorb the majority of the expected losses from the Borrower and did not have the power to direct the Borrower’s product research, development and marketing activities that have the most significant impact on its economic performance. The Company has no future contractual funding commitments to the Borrower and, as a result, the Company’s exposure to loss is limited to the outstanding principal and interest due on the loan. During the nine months ended June 30, 2017, the Company adopted the Accounting Standards Update 2015‑02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, and concluded that it does not qualify as the primary beneficiary since it doesn’t have the power to direct the Borrower’s activities that most significantly impact its economic performance. The adoption of the guidance did not have an impact on the Company’s financial position and the results of operations since it concluded that it does not have a controlling financial interest in Borrower .

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

The following is a summary of product warranty and retrofit activity on a gross basis for the three and nine months ended June 30, 2017 and 2016 (in thousands):

Activity -Three Months Ended June 30, 2017
Balance			Balance
March 31,			June 30,
2017	Accruals	Costs Incurred	2017
$7,073	$2,440	$(1,867)	$7,646

Activity -Three Months Ended June 30, 2016
Balance			Balance
March 31,			June 30,
2016	Accruals	Costs Incurred	2016
$5,735	$2,279	$(2,059)	$5,955

Activity -Nine Months Ended June 30, 2017
Balance			Balance
September 30,			June 30,
2016	Accruals	Costs Incurred	2017
$6,324	$7,656	$(6,334)	$7,646

Activity -Nine Months Ended June 30, 2016
Balance			Balance
September 30,			June 30,
2015	Accruals	Costs Incurred	2016
$6,089	$6,989	$(7,123)	$5,955

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

The Company also enters into foreign exchange contracts to reduce its exposure to currency fluctuations. Under forward contract arrangements, the Company typically agrees to purchase a fixed amount of U.S. dollars in exchange for a fixed amount of a foreign currency on specified dates with maturities of three months or less. These transactions do not qualify for hedge accounting. Net gains and losses related to these contracts are recorded as a component of "Other loss, net" in the accompanying unaudited Consolidated Statements of Operations and are as follows for the three and nine months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Realized gains (losses) on derivatives not designated as hedging instruments	$147	$233	$(450)	$1,230

The Company had the following notional amounts outstanding under foreign currency contracts that do not qualify for hedge accounting at June 30, 2017 and September 30, 2016 (in thousands):

June 30, 2017:
	Notional Amount			Notional Amount	Fair Value of	Fair Value of
Buy Currency	of Buy Currency	Sell Currency	Maturity	of Sell Currency	Assets	Liabilities
Japanese Yen	445,000	U.S. Dollar	July 2017	3,980	$—	$(13)
British Pound	1,470	U.S. Dollar	July 2017	1,906	—	(16)
Korean Won	4,193,000	U.S. Dollar	July 2017	3,679	—	(10)
U.S. Dollar	5,860	Chinese Yuan	July 2017	40,000	—	(20)
Euro	11,600	U.S. Dollar	July 2017	13,229	—	(53)
British Pound	164	Norwegian Krone	July 2017	1,800	2	—
Singapore Dollar	620	U.S. Dollar	July 2017	449	—	(1)
U.S. Dollar	213	Israeli Shekel	July 2017	748	1	—
Euro	18,513	British Pound	July 2017	16,280	99	—
					$102	$(113)

September 30, 2016:
	Notional Amount			Notional Amount	Fair Value of	Fair Value of
Buy Currency	of Buy Currency	Sell Currency	Maturity	of Sell Currency	Assets	Liabilities
British Pound	190	Swedish Krona	October 2016	2,100	$1	$—
Japanese Yen	124,000	U.S. Dollar	October 2016	1,229	—	—
U.S. Dollar	6,107	British Pound	October 2016	4,710	2	—
Euro	13,300	U.S. Dollar	October 2016	14,976	—	(40)
U.S. Dollar	5,815	Chinese Yuan	October 2016	39,000	—	(33)
Korean Won	2,488,000	U.S. Dollar	October 2016	2,255	1	—
Euro	7,482	British Pound	October 2016	6,500	—	(23)
U.S. Dollar	311	Israeli Shekel	October 2016	1,169	1	—
Singapore Dollar	360	U.S. Dollar	October 2016	265	—	—
U.S. Dollar	210	Taiwanese Dollar	October 2016	6,600	—	—
British Pound	171	Norwegian Krone	October 2016	1,800	—	—
					$5	$(96)

The fair values of the forward contracts described above are recorded in the Company’s accompanying unaudited Consolidated Balance Sheets as "Prepaid expenses and other current assets" and "Accrued expenses and other current liabilities".

Stock Warrant

The stock warrant was less than $0.1 million at September 30, 2016. The BioCision warrant agreement contained net share settlement provisions, which permitted the Company to pay the warrant exercise price using shares issuable under the warrant (“cashless exercise”). The value of the stock warrant fluctuated primarily in relation to the value of BioCision’s underlying securities, either providing an appreciation in value or potentially expiring with no value. Gains and losses on the revaluation of the stock warrant were recognized as a component of "Other loss, net" in the accompanying unaudited Consolidated Statements of Operations.

During the first quarter of fiscal year 2017, the Company canceled the stock warrant as a portion of the non-cash consideration transferred for the acquisition of Cool Lab, which was measured at fair value on the acquisition date. There were no stock warrants held by the Company at June 30, 2017. Please refer to Note 4, "Acquisitions"; Note 6, "Equity Method Investments" and Note 17 “Fair Value Measurements” for further information on the acquisition of Cool Lab and the stock warrant.

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

The following table reflects stock-based compensation expense recorded during the three and nine months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Restricted stock	$4,044	$1,501	$10,634	$7,801
Employee stock purchase plan	153	136	447	405
Total stock-based compensation expense	$4,197	$1,637	$11,081	$8,206

The fair value of restricted stock units is determined based on the number of shares granted and the closing price of the Company’s common stock quoted on NASDAQ on the date of grant. The Company recognizes stock-based compensation expense on a straight-line basis, net of estimated forfeitures, over the requisite service period. Additionally, the Company assesses the likelihood of achieving the performance goals against previously established performance targets in accordance with the Company’s long-term equity incentive plan for stock-based awards that vest upon or after the satisfaction of these goals.

The Company grants restricted stock units that vest over a required service period and/or achievement of certain operating performance goals. Restricted stock units granted with performance goals may also have a required service period following the achievement of all or a portion of the goals. The following table reflects restricted stock units granted during the nine months ended June 30, 2017 and 2016:

		Time-Based		Performance-
	Total Units	Units	Stock Grants	Based Units
Nine months ended June 30, 2017	1,008,570	377,213	43,019	588,338
Nine months ended June 30, 2016	1,679,591	734,250	85,091	860,250

Time-Based Grants

Restricted stock units granted with a required service period typically have three year vesting schedules in which one-third of awards vest at the first anniversary of the grant date, one-third vest at the second anniversary of the grant date and one-third vest at the third anniversary of the grant date, subject to the award holders meeting service requirements.

Stock Grants

During the nine months ended June 30, 2017 and 2016, the Company granted 43,019 and 85,091 units to the members of the Company’s Board of Directors, including compensation-related units of 28,065 and 55,380, respectively. Compensation-related units granted during the nine months ended June 30, 2017 are subject to a one-year vesting period starting from the grant date. The units will vest on the date which is one day before the Company’s 2018 Annual Meeting of Stockholders. Compensation-related units granted during the nine months ended June 30, 2016 vested on the grant date upon their issuance. Certain members of the Board of Directors previously elected to defer receiving their annual awards of restricted shares of the Company stock and quarterly dividends until a future date. During the nine months ended June 30, 2017 and 2016, the Company granted 13,065 and 25,560 units, respectively, related to such deferred annual restricted share awards, as well as 1,889 and 4,151 units, respectively, related to deferred quarterly dividends. Annual restricted share awards granted during the nine months ended June 30, 2017 are subject to a one-year vesting period starting from the grant date. The units will vest on the date which is one day before the Company’s 2018 Annual Meeting of Stockholders, but certain holders have elected to defer the receipt of the Company shares until they attain a certain age or cease to provide services to the Company in their capacity as Board members. Annual restricted share awards granted during the nine months ended June 30, 2016 vested on the grant date upon their issuance, but the settlement was deferred by certain holders, for the same conditions as described above for grants in fiscal year 2017. The amount of deferred dividends granted during the nine months ended June 30, 2017 and 2016 was equal to the value of cash dividends that would be paid on the number of total deferred shares based on the closing price of the Company’s stock on the dividend record date. Such units vested upon their issuance, but the settlement was deferred by certain holders for the same conditions, as described above.

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

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the nine months ended June 30, 2017:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at September 30, 2016	2,489,076	$10.79
Granted	1,008,570	14.32
Vested	(911,738)	10.51
Forfeited	(79,699)	11.66
Outstanding at June 30, 2017	2,506,209	$12.52

The weighted average grant date fair value of restricted stock units granted during the three months ended June 30, 2017 and 2016 was $25.21 and $9.58, respectively. The weighted average grant date fair value of restricted stock units granted during the nine months ended June 30, 2017 and 2016 was $14.32 and $10.84, respectively. The fair value of restricted stock units vested during the three months ended June 30, 2017 and 2016 was $2.9 million and $0.3 million, respectively. The fair value of restricted stock units vested during the nine months ended June 30, 2017 and 2016 was $14.8 million and $14.3 million, respectively. During the nine months ended June 30, 2017 and 2016, the Company remitted $4.6 million and $4.4 million, respectively, for withholding taxes on vested restricted stock units, of which $0.1 million and $4.3 million, respectively, was paid by the Company. During the nine months ended June 30, 2017 and 2016, the Company received $4.6 million and $0.1 million, respectively, in cash proceeds from employees to satisfy their tax obligations as a result of share issuances.

As of June 30, 2017, the unrecognized compensation cost related to restricted stock units that are expected to vest is $20.5 million and will be recognized over an estimated weighted average service period of approximately 1.7 years.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan that allows its employees to purchase shares of common stock at a price equal to 85% of the fair market value of the Company’s stock at the beginning or the end of the semi-annual period, whichever is lower. During the three and nine months ended June 30, 2017, the Company issued 90,681 shares under the employee stock purchase plan for $1.0 million. The Company issued 118,548 shares under the employee stock purchase plan for $0.9 million during the corresponding periods of the prior fiscal year.

12. Earnings per Share

The calculations of basic and diluted net income (loss) per share and basic and diluted weighted average shares outstanding are as follows for the three and nine months ended June 30, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss)	$17,350	$8,564	$45,226	$(80,022)

Weighted average common shares outstanding used in computing basic earnings (losses) per share	69,711	68,628	69,496	68,437
Dilutive common stock options and restricted stock units	694	538	702	—
Weighted average common shares outstanding used in computing diluted earnings (losses) per share	70,405	69,166	70,198	68,437

Basic net income (loss) per share	$0.25	$0.12	$0.65	$(1.17)
Diluted net income (loss) per share	$0.25	$0.12	$0.64	$(1.17)

During the three and nine months ended June 30, 2017, there were no antidilutive restricted stock units excluded from the computation of diluted earnings per share. During the three months ended June 30, 2016, 50,000 restricted stock units were excluded from the computation of diluted earnings per share as their effect was anti-dilutive based on the treasury stock method. During the nine months ended June 30, 2016, 991,000 shares were excluded from the computation of diluted earnings per share as a result of a net loss incurred during the period.

13. Restructuring Charges

Three Months Ended June 30, 2017

During the three months ended June 30, 2017, the Company recorded restructuring charges of $0.8 million related to severance attributable primarily to the Brooks Semiconductor Solutions Group segment. Such costs included $0.6 million of charges related to the actions initiated during fiscal year 2017 and $0.2 million of charges related to the actions initiated prior to fiscal year 2017. During fiscal year 2017, the Company initiated a restructuring action to streamline service operations in order to optimize the cost structure and improve productivity. Total severance costs expected to be incurred in connection with this action are $1.5 million, of which $0.9 million were recognized prior to the third quarter of fiscal year 2017 and $0.6 million were recognized during the three months ended June 30, 2017. This restructuring action has been substantially completed as of June 30, 2017. Accrued restructuring costs related to this action were $0.8 million at June 30, 2017 and are expected to be paid within the next twelve months from cash flows generated from operating activities. Prior to fiscal year 2017, the Company initiated a restructuring action within the Brooks Semiconductor Solutions Group segment to consolidate the Company’s Jena, Germany repair facility into the Chelmsford, Massachusetts repair operation as a part of the Company’s strategy to reduce global footprint and streamline the cost structure. Total severance costs expected to be incurred in connection with this action are $2.5 million, of which: (i) $1.8 million were recognized prior to fiscal year 2017,  (ii) $0.5 million were recognized during fiscal year 2017, including $0.2 million during the three months ended June 30, 2017, and (iii) $0.2 million are expected to be recognized in future periods. This restructuring action has been substantially completed as of June 30, 2017. Accrued restructuring costs related to this action were $0.9 million at June 30, 2017 and are expected to be paid within the next twelve months from cash flows generated from operating activities. Please refer to Note 17, "Restructuring and Other Charges" to the Company’s consolidated financial statements included in the 2016 Annual Report on Form 10‑K for further information on this restructuring initiative.

Nine Months Ended June 30, 2017

During the nine months ended June 30, 2017, the Company recorded restructuring charges of $2.7 million related to severance, of which $2.2 million were attributable to the Brooks Semiconductor Solutions Group segment, $0.2 million were attributable to the Brooks Life Science Systems segment and $0.3 million were attributable to the company-wide restructuring action initiated prior to fiscal year 2017.

The restructuring charges of $2.2 million attributable to the Brooks Semiconductor Solutions Group segment consisted of $1.5 million of charges related to the actions initiated during fiscal year 2017 to streamline service operations, as described above, and $0.7 million of charges related to the actions initiated prior to fiscal year 2017. Restructuring charges of $0.7 million consisted of $0.5 million attributable to the consolidation of the Jena, Germany repair facility into the Chelmsford, Massachusetts repair operation, as described above, and $0.2 million related to the integration of Contact Co., Ltd. ("Contact") after its acquisition by the Company, including the closure and transfer of its Mistelgau, Germany manufacturing operations to a contract manufacturer, and other cost reductions to improve profitability and competitiveness. Total restructuring costs incurred in connection with this action are approximately $3.2 million, of which approximately $3.0 million were recognized prior to fiscal year 2017 and $0.2 million were recognized during the nine months ended June 30, 2017. This restructuring action was substantially completed as of June 30, 2017 and is not expected to result in any significant additional restructuring charges in future periods. There were no accrued restructuring costs from this action at June 30, 2017.

Prior to fiscal year 2017, the Company initiated a restructuring action to streamline its business operations as part of a company-wide initiative to improve profitability and competitiveness which is expected to benefit both segments. Total severance costs incurred in connection with this action were $6.1 million, of which $5.8 million were recognized prior to fiscal year 2017 and $0.3 million were recognized during the nine months ended June, 30, 2017. Severance costs incurred in connection with this action were attributable to the elimination of positions across the Company, including certain senior management positions. This restructuring action was substantially completed as of June 30, 2017 and is not expected to result in any additional restructuring charges in future periods. There were no accrued restructuring costs related to this action at June 30, 2017.

Three Months Ended June 30, 2016

During the three months ended June 30, 2016, the Company recorded restructuring charges of $1.0 million related to severance which were attributable to actions initiated prior to the third quarter of fiscal year 2016. Such charges were comprised of $0.3 million of costs attributable to the Brooks Life Science Systems segment and $0.6 million of costs related to the Company-wide restructuring actions, as described above. The Brooks Life Science Systems restructuring initiatives included several actions that were primarily related to streamlining the segment’s management structure, integrating BioStorage, and the closure of the segment’s Spokane, Washington facility in March 2016. Total severance costs incurred in connection with these initiatives were $2.8 million, of which $2.4 million was recognized prior to the third quarter of fiscal year 2016, and $0.3 million were recognized during the three months ended June 30, 2016. There were no accrued restructuring costs from these initiatives at June 30, 2017.

Nine Months Ended June 30, 2016

During the nine months ended June 30, 2016, the Company recorded restructuring charges of $9.8 million related to severance, which consisted of $8.5 million of charges related to restructuring actions initiated during the nine months ended June 30, 2016 and $1.2 million of charges related to restructuring actions intiated prior to fiscal year 2016.  The charges of $8.5 million were comprised primarily of $2.8 million of costs attributable to the restructuring initiatives within the Brooks Life Science Systems segment and $5.8 million of costs related to the company-wide restructuring action, as described above. The charges of $1.2 million were attributable to the Brooks Semiconductor Solutions Group segment and related to the integration of Contact, as well as closure and transfer of the Mistelgau, Germany manufacturing operations to a contract manufacturer, as described above.

The following is a summary of activity related to the Company’s restructuring charges for the three and nine months ended June 30, 2017 and 2016 (in thousands):

	Activity -Three Months Ended June 30, 2017
	Balance			Balance
	March 31,			June 30,
	2017	Expenses	Payments	2017
Total restructuring liabilities related to workforce termination benefits	$2,044	$828	$(1,182)	$1,690

	Activity -Three Months Ended June 30, 2016
	Balance			Balance
	March 31,			June 30,
	2016	Expenses	Payments	2016
Facility and other contract termination costs	$96	$—	$(96)	$—
Workforce-related termination benefits	7,293	996	(2,500)	5,789
Total restructuring liabilities	$7,389	$996	$(2,596)	$5,789

	Activity -Nine Months Ended June 30, 2017
	Balance			Balance
	September 30,			June 30,
	2016	Expenses	Payments	2017
Total restructuring liabilities related to workforce termination benefits	$5,939	$2,663	$(6,912)	$1,690

	Activity -Nine Months Ended June 30, 2016
	Balance			Balance
	September 30,			June 30,
	2015	Expenses	Payments	2016
Facility and other contract termination costs	$433	$25	$(458)	$—
Workforce-related termination benefits	1,640	9,782	(5,633)	5,789
Total restructuring liabilities	$2,073	$9,807	$(6,091)	$5,789

Accrued restructuring costs of $1.7 million at June 30, 2017 are expected to be paid within the next twelve months.

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

The components of the Company’s net pension cost for the three and nine months ended June 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Service cost	$68	$138	$202	$410
Interest cost	7	18	21	54
Amortization of losses	2	4	6	12
Expected return on plan assets	(33)	(41)	(99)	(120)
Net periodic pension cost	$44	$119	$130	$356

15. Segment Information

Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company’s Chief Executive Officer is the Company’s chief operating decision maker.

Prior to the third quarter of fiscal year 2016, the Company had three operating and reportable segments that consisted of Brooks Product Solutions, Brooks Global Services and Brooks Life Science Systems. During the third quarter of fiscal year 2016, the Company reorganized its previous reporting structure into two operating and reportable segments consisting of: (i) Brooks Semiconductor Solutions Group; and (ii) Brooks Life Science Systems and reported its financial results for the periods then ended based on the revised segment structure. Please refer to Note 20, "Segment and Geographic Information" to the Company’s Consolidated Financial Statements included in the 2016 Annual Report on Form 10‑K for further information on the segments realignment, operating segments’ description and accounting policies.

The following is the summary of the financial information for the Company’s operating and reportable segments for the three and nine months ended June 30, 2017 and 2016 (in thousands):

	Brooks	Brooks
	Semiconductor	Life Science
	Solutions Group	Systems	Total

Three Months Ended June 30, 2017:
Revenue
Products	$124,681	$17,276	$141,957
Services	20,280	19,480	39,760
Segment revenue	$144,961	$36,756	$181,717
Gross profit	$58,083	$13,489	$71,572
Segment operating income	26,188	1,134	27,322
Depreciation expense	1,192	1,134	2,326

Three Months Ended June 30, 2016:
Revenue
Products	$99,254	$12,342	$111,596
Services	19,179	16,759	35,938
Segment revenue	$118,433	$29,101	$147,534
Gross profit	$42,904	$11,259	$54,163
Segment operating income (loss)	13,119	(736)	12,383
Depreciation expense	1,448	1,018	2,466

Nine Months Ended June 30, 2017:
Revenue
Products	$349,710	$46,974	$396,684
Services	56,532	57,789	114,321
Segment revenue	$406,242	$104,763	$511,005
Gross profit	$154,877	$38,162	$193,039
Segment operating income	63,562	2,535	66,097
Depreciation expense	3,786	3,269	7,055

Nine Months Ended June 30, 2016:
Revenue
Products	$268,671	$33,567	$302,238
Services	57,657	42,875	100,532
Segment revenue	$326,328	$76,442	$402,770
Gross profit	$114,506	$27,011	$141,517
Segment operating income (loss)	22,717	(7,555)	15,162
Depreciation expense	3,375	2,452	5,827

Assets:
June 30, 2017	$330,746	$262,250	$592,996
September 30, 2016	317,717	247,735	565,452

The following is a reconciliation of the Company’s operating and reportable segments’ operating income and segment assets to the corresponding amounts presented in the accompanying unaudited Consolidated Balance Sheets and Consolidated Statements of Operations for the three and nine months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Segment operating income	$27,322	$12,383	$66,097	$15,162
Amortization of acquired intangible assets	3,278	2,754	9,636	8,056
Restructuring charges	828	996	2,663	9,807
Other unallocated corporate expenses	4,446	139	7,066	3,464
Total operating income (loss)	$18,770	$8,494	$46,732	$(6,165)

	June 30,	September 30,
	2017	2016
Segment assets	$592,996	$565,452
Cash, cash equivalents and marketable securities	119,658	91,221
Deferred tax assets	1,460	1,982
Equity method investments	32,606	27,250
Other unallocated corporate net assets	51	—
Total assets	$746,771	$685,905

16. Significant Customers

During the three months ended June 30, 2017 and 2016, the Company had one customer that accounted for 10% or more of its consolidated revenue, at 11% and 10% , respectively. During each of the nine months ended June 30, 2017 and 2016, the Company had one customer that accounted for 10% of its consolidated revenue. As of September 30, 2016, the Company had one customer that accounted for 11%  of the Company’s total receivables. There were no such customers as of June 30, 2017.

For purposes of determining the percentage of revenue generated from any of the Company’s original equipment manufacturer (the "OEM") customers, the Company does not include revenue from products sold to contract manufacturer customers who in turn sell to the OEM’s. If the Company included revenue from products sold to contract manufacturer customers supporting the Company’s OEM customers, the percentage of the Company’s total revenue derived from certain OEM customers would be higher.

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

Level 3 Inputs: Unobservable inputs that are significant to the fair value of the assets or liabilities and reflect an entity’s own assumptions in pricing assets or liabilities since they are supported by little or no market activity.

The following tables summarize assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying unaudited Consolidated Balance Sheets as of June 30, 2017 and September 30, 2016 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$45	$—	$45	$—
Available-for-sale securities	2,577	—	2,577	—
Foreign exchange contracts	102	—	102	—
Total Assets	$2,724	$—	$2,724	$—
Liabilities:
Foreign exchange contracts	$113	$—	$113	$—
Total Liabilities	$113	$—	$113	$—

The convertible debt securities and the stock warrant were included in "Other assets" in the accompanying Consolidated Balance Sheets at September 30, 2016. During the nine months ended June 30, 2017, the Company settled the convertible debt securities and the stock warrant as a part of the non-cash consideration for the Company’s acquisition of Cool Lab completed on November 28, 2016. The convertible debt securities and the stock warrant were measured at fair value on the acquisition date as a portion of the consideration transferred to the seller. A loss of $0.2 million on settlement of these financial instruments was recorded in the "Other loss, net" in the Company’s unaudited Consolidated Statements of Operations for the nine months ended June 30, 2017. Please refer to Note 6, "Equity Method Investments" for further information on the convertible debt securities and the stock warrant and Note 4 "Acquisitions" for the acquisition of Cool Lab.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$143	$98	$45	$—
Available-for-sale securities	6,135	—	6,135	—
Foreign exchange contracts	5	—	5	—
Convertible debt securities	5,774	—	—	5,774
Stock warrant	45	—	—	45
Total Assets	$12,102	$98	$6,185	$5,819
Liabilities:
Contingent consideration	$500	$—	$—	$500
Foreign exchange contracts	97	—	97	—
	$597	$—	$97	$500

Cash Equivalents

Cash equivalents of $0.1 million at September 30, 2016 consist of Money Market Funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of less than $0.1 million each at June 30, 2017 and September 30, 2016 consist primarily of Bank Certificate of Deposits and are classified within Level 2 of the fair value hierarchy because they are not actively traded.

Available-For-Sale Securities

Available-for-sale securities of $2.6 million and $6.1 million, respectively, at June 30, 2017 and September 30, 2016 consist of Municipal Securities, U.S. Corporate Securities and Other Debt Securities. The securities are valued using matrix pricing and benchmarking and classified within Level 2 of the fair value hierarchy because they are not actively traded. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.

Foreign Exchange Contracts

Foreign exchange contract assets and liabilities amounted to $0.1 million each at June 30, 2017. Foreign exchange contract assets and liabilities amounted to less than $0.1 million and $0.1 million, respectively, at September 30, 2016. Foreign exchange contract assets and liabilities are measured and reported at fair value based on observable market inputs and classified within Level 2 of the fair value hierarchy due to a lack of an active market for these contracts.

Convertible Debt Securities

At September 30, 2016, convertible debt securities of $5.8 million were measured at fair value and classified within Level 3 of the fair value hierarchy. During the nine months ended June 30, 2017, the Company settled the convertible debt securities as a part of the non-cash consideration for the Company’s acquisition of Cool Lab. The convertible debt securities were measured at fair value of $5.6 million on the acquisition date which was determined based on the probability weighted average Discounted Cash Flow (the "DCF") approach and a Monte Carlo simulation model. The DCF approach was utilized for the instrument’s variable conversion price scenarios for which fair value was determined based on probability weighted average method utilizing various outcomes for the instrument’s expected payout. The fair value for each outcome was computed based on the present value of cash flows associated with the expected payout discounted at the risk-adjusted discount rate. The key inputs used in the DCF approach included a risk-adjusted discount rate of 23% and the time of the instrument’s payout, which ranged between 1.5 years and 3.2 years. The Monte Carlo simulation model was utilized for the instrument’s fixed conversion price scenarios. The fair value of the instrument was computed for the period from the valuation date through the expected payoff date based on multiple scenarios. The key inputs used in the Monte-Carlo approach consisted of: (i) risk free rate, which was used for the scenarios in which the instrument’s conversion value was greater than its fixed payoff value, and ranged between 0.96% and 1.39%, (ii) risk-adjusted discount rate of 23%, which was used for the scenarios in which the instrument’s conversion value was less than its fixed payoff value, (iii) expected payoff period, which ranged between 1.50 years and 3.06 years, (iv) underlying stock price estimated at $1.76, and (v) underlying stock volatility of 55%, which was calculated based on security-specific volatility. A loss of $0.2 million on the settlement of convertible debt securities with a fair value of $5.6 million and a carrying value of $5.8 million on November 28, 2016 was recognized within "Other loss, net" in the Company’s unaudited Consolidated Statements of Operations during the nine months ended June 30, 2017. Please refer to Note 6, "Equity Method Investments" for further information on the convertible debt securities and Note 4 "Acquisitions" for the acquisition of Cool Lab.

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

During the first quarter of fiscal year 2017, the Company canceled the stock warrant as part of the non-cash consideration for the Company’s acquisition of Cool Lab and measured the stock warrant at fair value of less than $0.1 million on the acquisition date. The fair value of the warrant was determined based on the option pricing approach that treats various classes of securities in a company’s capital structure as call options on the total equity value of the company.

Contingent Consideration

Contingent consideration liability of $0.5 million at September 30, 2016 was classified within Level 3 of the fair value hierarchy and measured at fair value based on the probability-weighted average discounted cash flow model utilizing potential outcomes related to achievement of certain specified targets and events. The fair value measurement of the contingent consideration was based on probabilities assigned to each potential outcome and the discount rate. During the nine months ended June 30, 2017, the Company settled the liability and remitted a cash payment of $0.5 million to the sellers of Contact as a remaining part of the acquisition purchase price. Please refer to Note 4 “Acquisitions” to the Company’s consolidated financial statements included in the 2016 Annual Report on Form 10‑K for further information on the contingent consideration liability.

The carrying amounts of accounts receivable and accounts payable approximate their fair value due to their short-term nature.

The following table presents the reconciliation of the assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Convertible	Stock	Contingent
	Debt Securities	Warrants	Consideration	Total
Balance at September 30, 2016	$5,774	$45	$500	$6,319
Change in fair value	(194)	(37)	—	(231)
Settlements	(5,580)	(8)	(500)	(6,088)
Balance at June 30, 2017	$—	$—	$—	$—

Nonrecurring Fair Value Measurements

The Company holds certain assets that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

A note receivable of $0.2 million at each of June 30, 2017 and September 30, 2016 is recorded at carrying value and included in "Other assets" in the accompanying unaudited Consolidated Balance Sheets. Please refer to Note 9, "Other Balance Sheet Information" for further information on the loan.

A loan receivable of $1.5 million at September 30, 2016 was recorded at carrying value and included in "Other assets" in the accompanying unaudited Consolidated Balance Sheets. During the nine months ended June 30, 2017, the Company settled the loan as part of the non-cash consideration for the Company’s acquisition of Cool Lab and remeasured it at fair value of $1.6 million on the acquisition date. Fair value of the loan was classified within Level 3 of the fair value hierarchy and determined based on the market approach utilizing a loan settlement value, including its principal and accrued interest, in a similar transaction in a non-observable market. The carrying value of the loan was $1.6 million on the acquisition date and included the loan’s principal and accrued interest. Please refer to Note 6, "Equity Method Investments" for further information on the loan and Note 4 "Acquisitions" for the acquisition of Cool Lab.

The equity method investment in BioCision of $1.7 million at September 30, 2016 was recorded at carrying value in the accompanying unaudited Consolidated Balance Sheets. During the nine months ended June 30, 2017, the Company redeemed the equity method investment in BioCision as part of the non-cash consideration for the Company’s acquisition of Cool Lab. Fair value of the equity method investment in BioCision of $3.1 million was classified within Level 3 of the fair value hierarchy and measured based on the option pricing approach which treats various classes of securities in a company’s capital structure as call options on the total equity value of the company. The key inputs used in the option pricing approach consisted of: (i) total equity value of BioCision estimated at $6.5 million; (ii) equity volatility estimated at 80%; (iii) time to liquidity event estimated at 1.5 years; and (iv) risk free rate of 0.96%. Please refer to Note 6, "Equity Method Investments" for further information on the convertible debt securities and Note 4 "Acquisitions" for the acquisition of Cool Lab.

Certain non-financial assets, including goodwill, finite-lived intangible assets and other long-lived assets, are measured at fair value on a non-recurring basis when there is an indication of impairment. Please refer to the Note 2, "Summary of Significant Accounting Policies" to the Company’s consolidated financial statements included in the 2016 Annual Report on Form 10‑K for further information on the valuation techniques used in developing these measurements.

18. Commitments and Contingencies

Operating Leases

During the nine months ended June 30, 2017, the Company entered into a new lease agreement for the existing 85,000 square feet of space in Indianapolis, Indiana which accommodates its sample storage, sales and support functions for the Brooks Life Science Systems segment. The original lease expires in July 2017. The new lease for such space commences on August 1, 2017 and expires on September 30, 2023. Additionally, the Company executed another new lease agreement for an additional 13,000 square feet of space within the aforementioned facility which commences on March 1, 2019 and expires on September 30, 2023. The new leases may be extended at the Company’s option for three additional terms of five years each subject to the terms and conditions of the lease. The non-cancelable obligations under the new leases total $2.4 million.

Letters of Credit

At June 30, 2017 and September 30, 2016, the Company had approximately $3.4 million and $2.0 million, respectively, of letters of credit outstanding related primarily to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from our customers in the event that the product is not delivered or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if the Company fails to meet certain contractual requirements. None of these obligations were called during the nine months ended June 30, 2017 and the fiscal year ended September 30, 2016, and the Company currently does not anticipate any of these obligations to be called in the near future.

Purchase Commitments

The Company has non-cancellable contracts and purchase orders for inventory of $112.8 million and $101.4 million, respectively, at June 30, 2017 and September 30, 2016.

Contingencies

During fiscal year 2016, the Company discovered that it inadvertently failed to register on Form S‑8 with the Securities and Exchange Commission certain shares of common stock previously authorized for issuance by the Company’s Board of Directors and stockholders under the Company’s 1995 Employee Stock Purchase Plan, as amended (the “ESPP”). As a result, certain purchasers of common stock under the ESPP may have the right to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase, limited to the shares purchased in the last twelve months, which is the applicable federal statute of limitations, and still held by the original purchasers. These shares have been treated as issued and outstanding for financial reporting purposes.

As of June 30, 2017, there were approximately 36,531 shares of common stock issued under the ESPP and held by the original purchasers of such shares that may be subject to these rescission rights which expire by statute of limitations on July 31, 2017. The shares were originally purchased for $8.02 per share. If holders of all of these shares seek to rescind their purchases, the Company could be required to make aggregate payments of up to approximately $0.3 million, which includes estimated statutory interest. The Company may also be subject to civil and other penalties by regulatory authorities as a result of the potential failure to register these shares. The Company does not believe that the failure to register the shares on a Form S‑8 or a potential rescission offer, if any, will have a material impact on its consolidated financial statements.

The Company is subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. The Company cannot predict the ultimate outcome of such legal proceedings or in certain instances provide reasonable ranges of potential losses. However, as of the date of this report, the Company believes that none of these claims will have a material adverse effect on its consolidated financial position or results of operations. In the event of unexpected subsequent developments and given the inherent unpredictability of these legal proceedings, there can be no assurance that the Company’s assessment of any claim will reflect the ultimate outcome, and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated financial position or results of operations in particular quarterly or annual periods.

19. Subsequent Events

On July 5, 2017, the Company entered into an Asset Purchase Agreement with Pacific Bio-Material Management, Inc. (“PBMMI”) and Novare, LLC, a wholly owned subsidiary of PBMMI (collectively, the “Sellers”), pursuant to which the Company acquired substantially all of the assets and liabilities of the Sellers’ business related to providing storage, transportation, management, and cold chain logistics of biological materials. Total cash payment made by the Company was $34.3 million, net of cash acquired, and is subject to working capital adjustments. The acquisition is expected to expand the Company’s existing capabilities with respect to sample management and integrated cold chain storage and transportation solutions within the Brooks Life Science Systems segment. The Company expects to report the results of operations for this acquisition within the results of Brooks Life Science Systems segment starting from the acquisition date.

The Company has not presented a purchase price allocation related to fair values of assets acquired and liabilities assumed, as well as proforma information summary for its consolidated results of operations for the three and nine months ended June 30, 2017 and 2016 as if the acquisition occurred on October 1, 2015 because the initial accounting for the acquisition was incomplete on the financial statements issuance date.

On August 1, 2017, the Company’s Board of Directors declared a cash dividend of $0.10 per share payable on September 29, 2017 to common stockholders of record as of September 8, 2017. Dividends are declared at the discretion of the Company’s Board of Directors and depend on the Company’s actual cash flows from operations, its financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes principal factors affecting the results of our operations, financial condition and liquidity, as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our unaudited Consolidated Financial Statements. Our MD&A is organized as follows:

•

Overview. This section provides a general description of our business and operating segments, as well as a brief discussion and overall analysis of our business and financial performance, including key developments affecting the Company during the three and nine months ended June 30, 2017 and 2016.

•

Critical Accounting Policies and Estimates. This section discusses accounting policies and estimates that require us to exercise subjective or complex judgments in their application. We believe these accounting policies and estimates are important to understanding the assumptions and judgments incorporated in our reported financial results.

•	Results of Operations. This section provides an analysis of our financial results for the three and nine months ended June 30, 2017 compared to the three and nine months ended June 30, 2016.
•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and changes in cash flows, as well as a discussion of available borrowings and contractual commitments.

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

Information Related to Forward Looking Statements

This Quarterly Report on Form 10‑Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “likely” or similar statements or variations of such terms. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, margin, costs, earnings, profitability, product development, demand, acceptance and market share, competitiveness, market opportunities and performance, levels of research and development, the success of our marketing, sales and service efforts, outsourced activities, operating expenses, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customers’ success, tax expenses, our management’s plans and objectives for our current and future operations and business focus, our adoption of the newly issued accounting guidance, the levels of customer spending, general economic conditions, the sufficiency of financial resources to support future operations, capital expenditures and future acquisitions. Such statements are based on current expectations and involve risks, uncertainties and other factors which may cause the actual results, our performance or our achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the Risk Factors which are set forth in our 2016 Annual Report on Form 10‑K for the fiscal year ended September 30, 2016 and which are incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this Quarterly Report in Form 10‑Q or to reflect the occurrence or effect of anticipated or unanticipated events. Precautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report in Form 10‑Q. Any additional precautionary statements made in our 2016 Annual Report on Form 10‑K should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report in Form 10‑Q.

Unless the context indicates otherwise, references in this Quarterly Report on Form 10‑Q to "we", "us", "our" and "the Company" refer to Brooks Automation, Inc. and its subsidiaries.

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

On November 28, 2016, we acquired Cool Lab, LLC, or Cool Lab, a newly established subsidiary of BioCision, LLC, or BioCision, which provides a range of cryogenic solutions that assist in managing the temperature stability of therapeutics, biological samples and related biomaterials in ultra-cold environments. We held an equity interest in BioCision prior to the acquisition and collaborated in the development of advanced solutions in temperature controlled environments. The acquisition of Cool Lab is expected to allow us to extend our comprehensive sample management solutions across the cold chain of custody, which is consistent with the other offerings we bring to our life sciences customers. The aggregate purchase price of $15.2 million consisted of a cash payment of $4.8 million, a liability to the seller of $0.1 million and a non-cash consideration of $10.3 million measured at fair value on the acquisition date. Please refer to Note 17, “Fair Value Measurements” in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" of this Form 10‑Q for further information on the valuation techniques and inputs used in fair value measurements of the financial instruments included in the non-cash consideration.

Segments and Reporting Units Realignment

Prior to the third quarter of fiscal year 2016, we had three operating and reportable segments that consisted of Brooks Product Solutions, Brooks Global Services and Brooks Life Science Systems and six reporting units, including five reporting units that had goodwill. Four reporting units were a part of the Brooks Product Solutions operating segment, and each of the Brooks Global Services segment and Brooks Life Science Systems segment represented a reporting unit.

During the third quarter of fiscal year 2016, we reorganized our previous reporting structure into two operating and reportable segments consisting of: (i) Brooks Semiconductor Solutions Group; and (ii) Brooks Life Science Systems and reported our financial results for the periods then ended based on the revised segment structure. Additionally, we realigned our reporting units into five reporting units, including four reporting units within the Brooks Semiconductor Solutions Group operating segment and one reporting unit which was Brooks Life Science Systems operating segment, to reflect the revised reporting structure. We tested goodwill for impairment before and after the reporting unit realignment and determined that fair value of each reporting unit individually and all five in aggregate exceeded their carrying values. Please refer to Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the 2016 Annual Report on the Form 10‑K for further information on the segments and reporting units realignment, as well as operating segments’ description and accounting policies. For additional information on segment revenues and their operating results, please refer to Note 15, “Segment Information” in the Notes to the unaudited Consolidated Financial Statements included in Item 1, "Consolidated Financial Statements" of this Form 10‑Q.

Business and Financial Performance

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Results of Operations- Revenue for the three months ended June 30, 2017 increased to $181.7 million, or by 23%, as compared to the corresponding period of the prior fiscal year. Gross margin was 39.4% for the third quarter of fiscal year 2017 as compared to 36.7% for the third quarter of fiscal year 2016, which resulted in an increase in gross profit of $17.4 million. Operating expenses were $52.8 million during the third quarter of fiscal year 2017 as compared to $45.7 million during the third quarter of fiscal year 2016, an increase of $7.1 million. Operating income was $18.8 million during the third quarter of fiscal year 2017 as compared to $8.5 million for the corresponding period of the prior fiscal year due to the revenue growth and gross margin improvement, partially offset by an increase in operating expenses. Net income was $17.4 million for the three months ended June 30, 2017 as compared to $8.6 million for the corresponding period of the prior fiscal year. The increase of $8.8 million was primarily attributable to higher operating income of $10.3 million and higher income generated from our equity method investments of $2.2 million, partially offset by higher income tax provision of $3.5 million. Please refer to "Results of Operations" section below for a detailed discussion of our financial results for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Nine Months Ended June 30, 2017 Compared to Nine Months Ended June 30, 2016

Results of Operations- revenue for the nine months ended June 30, 2017 increased to $511.0 million, or by 27%, as compared to the corresponding period of the prior fiscal year. Gross margin was 37.8% for the first nine months of fiscal year 2017 as compared to 35.1% for the first nine months of fiscal year 2016, which resulted in an increase in gross profit of $51.5 million. Operating expenses were $146.3 million during the nine months ended June 30, 2017 as compared to $147.7 million during the corresponding period of the prior fiscal year, a reduction of $1.4 million. Operating income was $46.7 million during the first nine months of fiscal year 2017 as compared to an operating loss of $6.2 million during the first nine of fiscal year 2016 due to the revenue growth, gross margin improvement and a reduction in operating expenses. Net income was $45.2 million for the nine months ended June 30, 2017 as compared to a net loss of $(80.0) million for the corresponding period of the prior fiscal year. The increase of $125.2 million was primarily attributable to lower income tax provision of $65.2 million driven primarily by the change in a valuation allowance against U.S. net deferred tax assets during the nine months ended June 30, 2016, higher operating income of $52.9 million, higher income generated from our equity method investments of $6.0 million, as well as a gain of $1.8 million recognized on the settlement of the equity method investment in BioCision included as a part of the non-cash consideration for an acquisition of Cool Lab. Please refer to "Results of Operations" section below for a detailed discussion of our financial results for the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016.

Cash Flows and Liquidity- Cash and cash equivalents and marketable securities were $119.7 million at June 30, 2017 as compared to $91.2 million at September 30, 2016. The increase in cash and cash equivalents and marketable securities of $28.4 million was primarily attributable to cash inflows of $61.4 million generated from our operating activities, partially offset by cash outflows related to dividend payments of $20.9 million made to our shareholders during the first nine months of fiscal year 2017, cash payments related to acquisitions of $5.3 million which included $4.8 million for the acquisition of Cool Lab and $0.5 million for the settlement of Contact consideration, as well as capital expenditure payments of $6.8 million. Please refer to "Liquidity and Capital Resources" section below for a detailed discussion of our liquidity and changes in cash flows for the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016.

Subsequent to June 30, 2017, we entered into an Asset Purchase Agreement with Pacific Bio-Material Management, Inc. (“PBMMI”) and Novare, LLC, a wholly owned subsidiary of PBMMI (collectively, the “Sellers”), pursuant to which we acquired substantially all of the assets and liabilities of the Sellers’ business related to providing storage, transportation, management, and cold chain logistics of biological materials. For additional information on this transaction, please refer to Note 19, "Subsequent Events" in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" of this Form 10‑Q.

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

For further information with regard to our significant accounting policies and estimates, please refer to Note 2, "Summary of Significant Accounting Policies" in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" of this Form 10‑Q and in the Notes to our audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in our Annual Report on Form 10‑K.

Recently Issued Accounting Pronouncements

For a summary of recently issued accounting pronouncements applicable to our unaudited Consolidated Financial Statements, please refer to Note 2, "Summary of Significant Accounting Policies" in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" on this Form 10‑Q.

RESULTS OF OPERATIONS

Three and Nine Months Ended June 30, 2017 Compared to Three and Nine Months Ended June 30, 2016

Revenue

We reported revenue of $181.7 million for the three months ended June 30, 2017, compared to $147.5 million for the corresponding period of the prior fiscal year, an increase of $34.2 million, or 23%. We reported revenue of $511.0 million for the nine months ended June 30, 2017, compared to $402.8 million for the corresponding period of the prior fiscal year, an increase of $108.2 million, or 27%. We reported revenue growth in both the Brooks Semiconductor Solutions Group segment and the Brooks Life Science Systems segment. The impact of changes in foreign currency exchange rates adversely affected revenue by $1.1 million and $3.1 million, respectively during the three and nine months ended June 30, 2017 when compared to the corresponding periods of the prior fiscal year.

Our Brooks Semiconductor Solutions Group segment reported revenue of $145.0 million for the three months ended June 30, 2017 compared to $118.4 million for the corresponding period of the prior fiscal year. The increase of $26.5 million, or 22%, reflects increases in cryogenic pump products, robotic automation products, contamination controls systems and services and related spare parts. Our Brooks Semiconductor Solutions Group segment reported revenue of $406.2 million for the nine months ended June 30, 2017 compared to $326.3 million for the corresponding period of the prior fiscal year. The increase of $79.9 million, or 24%, reflects increases in contamination control systems, cryogenic pump products, and robotic automation products, partially offset by a decline in services and related spare parts. These increases include the favorable impact of changes in foreign currency exchange rates of $0.8 million during the nine months ended June 30, 2017. There was no such impact during the three months ended June 30, 2017. The revenue in our robotic automation products for the three and nine months ended June 30, 2017 includes increases in ongoing sales of robotic automation products, partially offset by declines of $2.6 million and $7.5 million, respectively, attributable to the expiration of certain patents that we licensed to third parties in exchange for agreed upon royalties and approximately $3.3 million and $12.5 million, respectively, from the exiting of an atmospheric robot distribution arrangement during the fourth quarter of fiscal year 2016 that we determined did not support our strategic objectives. The expiration of patents and the exiting of the robot distribution agreement are expected to have an impact of approximately $8.7 million and $13.0 million, respectively, on our fiscal year 2017 revenue as compared to fiscal year 2016. The Semiconductor markets are cyclical, and often fluctuate significantly from quarter to quarter. Demand for our Brooks Semiconductor Solution Group products is affected by these cycles.

Our Brooks Life Science Systems segment reported revenue of $36.8 million for the three months ended June 30, 2017 compared to $29.1 million for the corresponding period of the prior fiscal year. The increase of $7.7 million, or 26%, was primarily from increases in sample storage services, growth of automated storage systems,  and the acquisition of Cool Lab, which contributed revenue of $1.1 million. Our Brooks Life Science Systems segment reported revenue of $104.8 million for the nine months ended June 30, 2017 compared to $76.4 million for the corresponding period of the prior fiscal year. The increase of $28.3 million, or 37%, was primarily from increases in sample storage services, automated storage systems and acquisition of Cool Lab, which contributed revenue of $2.5 million. The growth of our sample storage services revenue for the nine months ended June 30, 2017 was $15.7 million and reflects two incremental months of revenue amounting to $8.2 million from the acquisition of BioStorage on November 30, 2015. Brooks’ Life Science Systems revenue was adversely affected by foreign currency exchange rates which reduced revenue by $1.1 million and $3.9 million, respectively, during the three and nine months ended June 30, 2017 as compared to the corresponding period of the prior fiscal year.

Revenue generated outside the United States amounted to $111.7 million, or 62% of total revenue, for the three months ended June 30, 2017 compared to $96.4 million, or 65% of total revenue, for the corresponding period of the prior fiscal year. Revenue generated outside the United States amounted to $338.1 million, or 66% of total revenue, for the nine months ended June 30, 2017 compared to $251.7 million, or 63% of total revenue, for the corresponding period of the prior fiscal year.

Gross Margin

We reported gross margins of 39.4% for the three months ended June 30, 2017 compared to 36.7% for the corresponding period of the prior fiscal year. Gross margin increased in the Brooks Semiconductor Solutions Group segment by 3.8 percentage points and declined in the Brooks Life Science Systems segment by 2.0 percentage points. We reported gross margins of 37.8% for the nine months ended June 30, 2017 compared to 35.1% for the corresponding period of the prior fiscal year. Gross margin increased in both the Brooks Semiconductor Solutions Group segment and Brooks Life Science Systems segment by 3.0 points and 1.1 percentage points, respectively. Cost of revenue for the three and nine months ended June 30, 2017 included $1.1 million and $3.1 million, respectively, of charges for amortization related to completed technology as compared to $1.1 million and $3.1 million, respectively, incurred during the corresponding periods of the prior fiscal year. Cost of revenue for the three and nine months ended June 30, 2017 also included $0.1 million and $0.5 million, respectively, of charges related to the sale of inventory obtained in acquisitions to which a step-up in value was applied in purchase accounting. Such charges amounted to $0.1 million and $0.5 million, respectively, for the three and nine months ended June 30, 2016.

Our Brooks Semiconductor Solutions Group segment reported gross margins of 40.1% for the three months ended June 30, 2017 as compared to 36.2% for the corresponding period of the prior fiscal year. Product margins increased 2.2 percentage points driven by improved operating leverage from higher revenue and the outcome of product cost optimization efforts, partially offset by adverse mix. Service margins increased 11.6 percentage points driven primarily by lower material costs for pump and robot repair and a lower cost structure due to improved field service productivity. Our Brooks Semiconductor Solutions Group segment reported gross margins of 38.1% for the nine months ended June 30, 2017 as compared to 35.1% for the corresponding period of the prior fiscal year. Product margins increased 2.1 percentage points driven by improved operating leverage from higher revenue and the outcome of product cost optimization efforts, partially offset by adverse mix. Service margins increased 1.7 percentage points driven by lower material costs for pump and robot repair as well as higher field service productivity, partially offset by higher excess and obsolescence costs. The change in mix of revenue between products and services was favorable to this segment’s margins by 1.0 percentage points. Cost of revenue during the three and nine months ended June 30, 2017 included $0.6 million and $1.9 million, respectively, of amortization related to completed technology compared to $0.7 million and $2.0 million, respectively, for the corresponding periods of the prior fiscal year. Cost of revenue for the nine months ended June 30, 2017 also included $0.1 million of charges related to the sale of inventories obtained in acquisitions to which a step-up in value was applied in purchase accounting. Such charges amounted to $0.1 million and $0.4 million, respectively, for the three and nine months ended June 30, 2016. Restructuring actions initiated prior to fiscal year 2017 are expected to result in aggregate cost of revenue reductions of approximately $6.1 million on an annual pretax basis when the savings fully take effect. We began realizing a portion of the cost savings in fiscal year 2016, and such savings amounted to a cumulative aggregate amount of approximately $5.6 million from inception through June 30, 2017, of which $1.4 million and $3.9 million, respectively, were realized during the three and nine months ended June 30, 2017. Based on revenue levels from fiscal year 2016, these savings are expected to improve gross margins by approximately 1.3 percentage points for the Brooks Semiconductor Solutions Group segment once the full savings are realized. Restructuring actions initiated during fiscal year 2017 are expected to result in aggregate cost of revenue reductions of approximately $1.9 million on an annual pretax basis when the savings fully take effect. Please refer to the "Restructuring Charges" section below for further information on the restructuring actions initiated prior to fiscal year 2017.

Our Brooks Life Science Systems segment reported gross margins of 36.7% for the three months ended June 30, 2017 as compared to 38.7% for the corresponding period of the prior fiscal year. The decrease was a result of increased expenses supporting the transition to in-sourcing of manufacturing from a contract provider to our Manchester location, expenses related to the consolidation of our Cool Labs operations, and revenue mix. Our Brooks Life Science Systems segment reported gross margins of 36.4% for the nine months ended June 30, 2017 as compared to 35.3% for the corresponding period of the prior fiscal year. The increase was driven by improved cost management on large stores projects and volume leverage driven by organic revenue growth, partially offset by increased expenses supporting the transition to in-sourcing of manufacturing from a contract provider to our Manchester location and expenses related to the consolidation of our Cool Labs operations. Cost of revenue during the three and nine months ended June 30, 2017 included $0.4 million and $1.2 million, respectively, of amortization related to completed technology as compared to $0.4 million and $1.1 million, respectively, for the corresponding periods of the prior fiscal year. Cost of revenue during the three and nine months ended June 30, 2017 also included $0.1 million and $0.4 million, respectively, of charges related to the sale of inventories obtained in acquisitions to which a step-up in value was applied in purchase accounting. Restructuring actions initiated prior to fiscal year 2017 are expected to result in aggregate cost of revenue reductions of approximately $1.0 million on an annual pretax basis when the savings fully take effect. We began realizing a portion of the cost savings in fiscal year 2016, and such savings amounted to a cumulative aggregate amount of approximately $1.1 million from inception through June 30, 2017, of which $0.3 million and $0.8 million, respectively, were realized during the three and nine months ended June 30, 2017. Based on revenue levels from fiscal year 2016, these savings are expected to improve gross margins by approximately 0.9 percentage points for the Brooks Life Science Systems segment once the full savings are realized. Please refer to the "Restructuring Charges" section below for further information on the restructuring actions initiated prior to fiscal year 2017.

Research and Development

Research and development expenses were $12.0 million and $34.1 million, respectively, during the three and nine months ended June 30, 2017 as compared to $12.8 million and $39.2 million, respectively, during the corresponding periods of the prior fiscal year. The decrease of $0.9 million during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 is primarily attributable expense reductions within Brooks Life Sciences System segment. The decrease of $5.1 million during the nine months ended June 30, 2017 as compared to the nine months ended June 30, 2016 reflects expense reductions of $3.1 million within Brooks Semiconductor Solutions Group segment and $2.0 million within the Brooks Life Sciences System segment. Lower research and development expenses during the three and nine months ended June 30, 2017 as compared to the three and nine months ended June 30, 2016 were primarily attributable to the restructured central operations of research and development, and the progression of certain projects from the development stage to market, which has resulted in lower project spending.

Restructuring actions initiated prior to fiscal year 2017 are expected to reduce research and development expenses by approximately $3.9 million on an annual pretax cost basis once the full savings are realized. We began realizing a portion of the cost savings in fiscal year 2016, and such savings amounted to a cumulative aggregate amount of approximately $4.1 million from inception through June 30, 2017, of which $1.3 million was realized prior to fiscal year 2017, and $1.0 million and $2.8 million, respectively, was realized during the three and nine months ended June 30, 2017. Please refer to the "Restructuring Charges" section below for further information on the restructuring actions initiated prior to fiscal year 2017.

Selling, General and Administrative

Selling, general and administrative expenses were $40.0 million for the three months ended June 30, 2017 as compared to $31.9 million for the corresponding period of the prior fiscal year. The increase of $8.2 million was attributable to: (i) higher merger costs of $3.6 million, which amounted to $3.7 million and $0.1 million, respectively, during the three months ended June 30, 2017 and 2016, (ii) higher employee-related costs of $2.4 million, (iii) higher stock-based compensation expense of $2.2 million, and (iv) higher amortization expense of $0.5 million, which related primarily to customer relationship intangibles and amounted to $3.3 million during the three months ended June 30, 2017 as compared to $2.8 million during the three months ended June 30, 2016. These increases were partially offset by lower depreciation expense of $0.9 million for information technology systems.

Selling, general and administrative expenses were $109.5 million for the nine months ended June 30, 2017 as compared to $98.7 million for the corresponding period of the prior fiscal year. The increase of $10.8 million was attributable to: (i) higher stock-based compensation expense of $3.1 million, (ii) higher employee-related costs of $2.9 million, (iii) higher merger costs of $2.7 million, which amounted to $6.0 million and $3.3 million, respectively, during the nine months ended June 30, 2017 and 2016, (iv) higher amortization expense of $1.6 million, which related primarily to customer relationship intangibles and amounted to $9.6 million during the nine months ended June 30, 2017 as compared to $8.1 million during the nine months ended June 30, 2016, and (v) higher selling, general and administrative expenses of $1.3 million as a result of acquisitions made since the beginning of the prior fiscal year. These increases were partially offset by lower depreciation expense of $3.4 million for information technology systems.

Restructuring actions initiated prior to fiscal year 2017 are expected to reduce selling, general and administrative expenses by approximately $10.1 million on an annual pretax cost basis once the full savings are realized. We began realizing a portion of the cost savings beginning in fiscal year 2016, and such savings amounted to a cumulative aggregate amount of approximately $12.0 million from inception through June 30, 2017, of which $4.7 million was realized prior to fiscal year 2017, and $2.5 million and $7.3 million, respectively, was realized during the three and nine months ended June 30, 2017.

Restructuring Charges

Comparison of the Three Months Ended June 30, 2017 and 2016

During the three months ended June 30, 2017, we recorded restructuring charges of $0.8 million as compared to $1.0 million during the corresponding period of the prior fiscal year. The decrease of $0.2 million was attributable to the impact of restructuring actions initiated during fiscal years ended June 30, 2017 and 2016, as described below.

Restructuring Charges Incurred During the Three Months Ended June 30, 2017

During the three months ended June 30, 2017, we recognized restructuring charges of $0.8 million which related to severance attributable primarily to the Brooks Semiconductor Solutions Group segment. Such costs included $0.6 million of charges related to the actions initiated during fiscal year 2017 and $0.2 million of charges related to the actions initiated prior to fiscal year 2017.

During fiscal year 2017, we initiated a restructuring action to streamline service operations in order to optimize the cost structure and improve productivity. Total severance costs expected to be incurred in connection with this action are $1.5 million, of which $0.9 million were recognized prior to the third quarter of fiscal year 2017 and $0.6 million recognized during the three months ended June 30, 2017. This restructuring action has been substantially completed as of June 30, 2017 and is expected to result in approximately $1.9 million in cost of revenue reductions. Accrued restructuring costs related to this action were $0.8 million at June 30, 2017 and are expected to be paid within the next twelve months from cash flows generated from operating activities. Prior to fiscal year 2017, we initiated a restructuring action within the Brooks Semiconductor Solutions Group segment to consolidate our Jena, Germany repair facility into the Chelmsford, Massachusetts repair operation as a part of our strategy to reduce global footprint and streamline the cost structure. Total severance costs expected to be incurred in connection with this action are $2.5 million, of which: (i) $1.8 million were recognized prior to fiscal year 2017, (ii) $0.5 million were recognized during fiscal year 2017, including $0.2 million during the three months ended June 30, 2017, and (iii) $0.2 million are expected to be recognized in future periods. This restructuring action has been substantially completed as of June 30, 2017 and is expected to result in approximately $1.7 million in annual pre-tax cost savings, including $1.4 million of cost of revenue reductions and $0.2 million of selling, general and administrative expense reductions. We began realizing cost savings for this action starting with the second quarter of fiscal year 2017 when certain employees impacted by this action ceased providing their services. Such cost savings amounted to $0.3 million and $0.5 million, respectively, in cost of revenue reductions during the three and nine months ended June 30, 2017. Accrued restructuring costs related to this action were $0.9 million at June 30, 2017 and are expected to be paid within the next twelve months from cash flows generated from operating activities.

Restructuring Charges Incurred During the Three Months Ended June 30, 2016

During the three months ended June 30, 2016, we recorded restructuring charges of $1.0 million related to severance which were attributable to actions initiated prior to the third quarter of fiscal year 2016. Such charges were comprised of $0.3 million of costs attributable to the Brooks Life Science Systems segment and $0.6 million of costs related to the Company-wide restructuring actions, as described above. The Brooks Life Science Systems restructuring initiatives included several actions that were primarily related to streamlining the segment’s management structure, integrating BioStorage, and the closure of the segment’s Spokane, Washington facility in March 2016. Total severance costs incurred in connection with these initiatives were $2.8 million, of which $2.4 million was recognized prior to the third quarter of fiscal year 2016, and $0.3 million were recognized during the three months ended June 30, 2016. There were no accrued restructuring costs from these initiatives at June 30, 2017.

Comparison of the Nine Months Ended June 30, 2017 and 2016

During the nine months ended June 30, 2017, we recorded restructuring charges of $2.7 million as compared to $9.8 million during the corresponding period of the prior fiscal year. The decrease of $7.1 million was attributable to the impact of restructuring actions initiated during fiscal years ended June 30, 2017 and 2016, as described below.

Restructuring Charges Incurred During the Nine Months Ended June 30, 2017

During the nine months ended June 30, 2017, we recorded restructuring charges of $2.7 million related to severance, of which $2.2 million were attributable to the Brooks Semiconductor Solutions Group segment, $0.2 million were attributable to the Brooks Life Science Systems segment and $0.3 million were attributable to the Company-wide restructuring action initiated prior to fiscal year 2017.

The restructuring charges of $2.2 million attributable to the Brooks Semiconductor Solutions Group segment consisted of $1.5 million of charges related to the actions initiated during fiscal year 2017 to streamline service operations, as described above, and $0.7 million of charges related to the actions initiated prior to fiscal year 2017. Restructuring charges of $0.7 million consisted of $0.5 million attributable to the consolidation of the Jena, Germany repair facility into the Chelmsford, Massachusetts repair operation, as described above, and $0.2 million related to the integration of Contact after its acquisition, including the closure and transfer of its Mistelgau, Germany manufacturing operations to a contract manufacturer, and other cost reductions to improve profitability and competitiveness. Total restructuring costs incurred in connection with this action are approximately $3.2 million, of which approximately $3.0 million were recognized prior to fiscal year 2017 and $0.2 million were recognized during the nine months ended June 30, 2017. This restructuring action was substantially completed as of June 30, 2017 and is not expected to result in any significant additional restructuring charges in future periods. The action is expected to result in approximately $2.5 million in annual pre-tax cost savings, including $0.3 million of cost of revenue reductions, $1.4 million of research and development cost reductions, as well as $0.8 million of selling, general and administrative expense reductions. Total cost savings realized as a result of this restructuring action amounted to $2.6 million, of which $1.0 million were realized prior to fiscal year 2017 and $0.6 million and $1.7 million, respectively, were realized during the three and nine months ended June 30, 2017. There were no accrued restructuring costs from this action at June 30, 2017.

Prior to fiscal year 2017, we initiated a restructuring action to streamline our business operations as part of a Company-wide initiative to improve profitability and competitiveness which is expected to benefit both segments. Total severance costs incurred in connection with this action were $6.1 million, of which $5.8 million were recognized prior to fiscal year 2017 and $0.3 million were recognized during the nine months ended June, 30, 2017. Severance costs incurred in connection with this action were attributable to the elimination of positions across the Company, including certain senior management positions. The action is expected to result in approximately $13.1 million in annual pre-tax cost savings, including $4.3 million of cost of revenue reductions, $2.6 million of research and development cost reductions, as well as $6.2 million of selling, general and administrative expense reductions. This action was substantially completed as of June 30, 2017 and is not expected to result in any additional restructuring charges in future periods. Total cost savings realized as a result of this restructuring action amounted to $15.6 million, of which $5.8 million were realized prior to fiscal year 2017 and $3.3 million and $9.8 million, respectively, were realized during the three and nine months ended June 30, 2017. There were no accrued restructuring costs related to this action at June 30, 2017.

Restructuring Charges Incurred During the Nine Months Ended June 30, 2016

During the nine months ended June 30, 2016, we recorded restructuring charges of $9.8 million related to severance, which consisted of $8.5 million of charges related to restructuring actions initiated during fiscal year 2016 and $1.2 million of charges related to restructuring actions initiated prior to fiscal year 2016. The charges of $8.5 million were comprised primarily of $2.8 million of costs attributable to the restructuring initiatives within the Brooks Life Science Systems segment and $5.8 million of costs related to the Company-wide restructuring action, as described above. The charges of $1.2 million were attributable to the Brooks Semiconductor Solutions Group segment and related to the integration of Contact, as well as closure and transfer of the Mistelgau, Germany manufacturing operations to a contract manufacturer, as described above.

Non-Operating Income (Losses)

Gain on Settlement of Equity Method Investment- During the nine months ended June 30, 2017, we recognized a gain of $1.8 million on the settlement of the equity method investment in BioCision which was included as a part of the non-cash consideration for an acquisition of Cool Lab. For additional information on this transaction, please refer to Note 4, "Acquisitions", and Note 6, "Equity Method Investments", in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" of this Form 10‑Q.

Other loss, net. During the three months ended June 30, 2017 and 2016, other loss, net was $0.3 million and $0.1 million respectively. The increase of $0.2 million was primarily attributable to an increase in foreign currency exchange losses during the three months ended June 30, 2017 as compared to the corresponding period of the prior fiscal year. During the nine months ended June 30, 2017 and 2016, other loss, net was $0.8 million and $0.3 million, respectively. The increase of $0.6 million was primarily attributable to higher foreign currency exchange losses of $0.2 million recognized during the nine months ended June 30, 2017 as compared to the corresponding period of the prior fiscal year. Additionally, we recognized higher losses of $0.3 million during the first nine months of fiscal year 2017 as compared to the corresponding period of the prior fiscal year related to fair value measurement of convertible debt securities in BioCision. For additional information on this transaction, please refer to Note 4, "Acquisitions", and Note 6, "Equity Method Investments", in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" of this Form 10‑Q.

Income Tax Provision

During the three and nine months ended June 30, 2017, we recorded an income tax provision of $3.7 million and $9.9 million, respectively, which was driven primarily by foreign income. Tax provision recorded during the nine months ended June 30, 2017 was partially offset by $0.9 million of tax benefits related to the reduction of reserves for unrecognized tax benefits resulting from the expiration of statutes of limitations.

During the three and nine months ended June 30, 2016, we recorded an income tax provision of $0.2 million and $75.1 million, respectively. The income tax provision of $0.2 million recorded during the third quarter of fiscal 2016 was primarily driven by global income generated during the quarter, partially offset by $0.3 million of tax benefits related to the reduction of reserves for unrecognized tax benefits resulting from the expiration of statues of limitations. The tax provision of $75.1 million during the nine months ended June 30, 2016 was driven primarily by the change in a valuation allowance against U.S. net deferred tax assets recognized during the second quarter of fiscal year 2016. Partially offsetting the valuation allowance provision were benefits related to pre-tax losses in the U.S., the reinstatement of the U.S. research and development tax credit retroactive to January 1, 2015, and reductions of reserves for unrecognized tax benefits resulting from the expiration of the statute of limitations. For additional discussion of the calculation of our income tax liabilities and further information on the valuation allowance, please refer to Note 8, "Income Taxes", in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" of this Form 10‑Q.

Equity in Earnings of Equity Method Investments

During the three and nine months ended June 30, 2017, we recorded income of $2.5 million and $7.2 million, respectively, from our equity method investments as compared to $0.4 million and $1.2 million, respectively, during the corresponding periods of the prior fiscal year. The increases in income of $2.2 million and $6.0 million, respectively, were primarily attributable to increases of $1.9 million and $5.8 million, respectively, in income from ULVAC Cryogenics, Inc., or UCI, generated during the three and nine months ended June 30, 2017 as compared to the corresponding periods of the prior fiscal year.

Additionally, we incurred losses of $0.5 million from our investment in BioCision during the nine months ended June 30, 2017 compared to $0.7 million during the corresponding period of prior fiscal year. Our investment in BioCision was settled during the first quarter of fiscal year 2017 as a part of the non-cash consideration for the acquisition of Cool Lab on November 28, 2016. We have traditionally recorded the income and losses related to the equity method investment in BioCision one quarter in arrears. During the nine months ended June 30, 2017, we recorded two additional months of activity in the carrying value of the investment as a result of its settlement. We deemed the amount of $0.2 million related to two additional months of activity to be insignificant. For additional information on this transaction, please refer to Note 4, "Acquisitions", and Note 6, "Equity Method Investments", in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" of this Form 10‑Q.

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

Our cash, cash equivalents and marketable securities were $119.7 million as of June 30, 2017. Our cash balances are held in numerous locations throughout the world, with a substantial majority of those amounts located outside of the United States. As of June 30, 2017, we had cash and cash equivalents of $117.1 million, of which $71.0 million was held outside of the United States. If these funds are needed for our U.S. operations, we would be required to accrue tax liabilities to repatriate these funds. However, given the amount of our net operating loss carryovers in the United States, such repatriation will most likely not result in U.S. cash tax payments within the next twelve months. Our intent is to permanently reinvest these funds outside of the U.S. and our current operating plans do not demonstrate a need to repatriate these funds for our U.S. operations. We believe that our current cash balance, access to the revolving line of credit, as well as to debt and capital markets along with cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months. We had marketable securities of $2.6 million and $6.1 million, respectively, as of June 30, 2017 and September 30, 2016. The decrease of $3.6 million was primarily attributable to the sale of marketable securities during the third quarter of fiscal year 2017 to finance the upcoming acquisition subsequent to June 30, 2017. For additional information on this transaction, please refer to Note 19, "Subsequent Events" in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" of this Form 10‑Q.

As of June 30, 2017, we had approximately $56.5 million available for borrowing under our line of credit with Wells Fargo Bank, N.A. discussed below. There were no amounts outstanding pursuant to the line of credit as of June 30, 2017 and September 30, 2016. The amount of funds available for borrowing under the line of credit arrangement may fluctuate each period based on our borrowing base availability.

Overview of Cash Flows and Liquidity

Our cash, cash equivalents and marketable securities as of June 30, 2017 and September 30, 2016 consist of the following (in thousands):

	June 30, 2017	September 30, 2016
Cash and cash equivalents	$117,081	$85,086
Short-term marketable securities	12	39
Long-term marketable securities	2,565	6,096
	$119,658	$91,221

Nine Months Ended June 30, 2017  Compared to Nine Months Ended June 30, 2016

Overview

Cash and cash equivalents and marketable securities were $119.7 million at June 30, 2017 as compared to $91.2 million at September 30, 2016. The increase in cash and cash equivalents and marketable securities of $28.4 million was primarily attributable to cash inflows of $61.4 million generated from our operating activities, partially offset by cash outflows related to dividend payments of $20.9 million made to our shareholders during the first nine months of fiscal year 2017, a cash payment of $5.3 million which included $4.8 million for the acquisition of Cool Lab and $0.5 million for the settlement of Contact consideration, as well as capital expenditure payments of $6.8 million.

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as earnings, working capital needs and the timing of payments for income taxes, restructuring activities and other charges impact reported cash flows.

Cash flows provided by operating activities were $61.4 million during the nine months ended June 30, 2017 as compared to $16.1 million during the corresponding period of the prior fiscal year. The increase of $45.3 million in cash flows from operating activities was primarily attributable to the following factors:

•

During the nine months ended June 30, 2017 and 2016, we generated net income (loss) of $45.2 million and $(80.0) million, respectively, including the impact of non-cash related charges of $23.1 million and $100.5 million, respectively, which amounted to $68.3 million and $20.5 million, respectively. The non-cash charges are listed in the Consolidated Statements of Cash Flows and consist primarily of depreciation and amortization, stock-based compensation, undistributed earnings of equity method investments, deferred tax provision, as well as a gain on settlement of equity method investments. Please refer to the "Results of Operations" section above for a detailed discussion of our operating results during the nine months ended June 30, 2017 as compared to the nine months ended June 30, 2016. The increase in net income is primarily attributable to a lower income tax provision of $65.2 million due to the change in a valuation allowance against U.S. net deferred tax assets recognized during the nine months ended June 30, 2016, higher operating income of $52.9 million, higher income generated from our equity method investments of $6.0 million, as well as a gain of $1.8 million recognized on the settlement of the equity method investment in BioCision included as a part of the non-cash consideration for an acquisition of Cool Lab. For additional information on this transaction, please refer to Note 4, "Acquisitions", and Note 6, "Equity Method Investments", in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" of this Form 10‑Q.

•

Our trade accounts receivable, inventories and trade accounts payable used $18.0 million in operating cash flows during the nine months ended June 30, 2017 as compared to $0.3 million generated during the corresponding period of the prior fiscal year. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively we manage our working capital and can be significantly impacted by the timing of customer billings, cash collections and vendor payments made during the period, as well as the sales volume driven by customer demand. The unfavorable impact of $18.3 million was primarily attributable to accounts receivable which resulted in a use of cash of $14.6 million for the first nine months of fiscal year 2017 compared to a source of cash of $2.9 million for the corresponding period of the prior fiscal year. The changes in accounts receivable are primarily attributable to the increased revenue, the timing of product shipments and the associated billings, as well as the timing of customer cash collections. Additionally, the increase in inventory balances resulted in a use of cash of $12.9 million during the first nine months of fiscal year 2017 as compared to a source of cash of $2.1 million for the corresponding period of the prior fiscal year. The increase in inventory is primarily to support increased customer demand for the Brooks Semiconductor Solutions Group segment and the Brooks Life Science Systems segment products during the nine months ended June 30, 2017. The unfavorable impacts associated with increased accounts receivable and inventory balances were partially offset by a favorable impact of $9.5 million related to an increase in accounts payable, which resulted in a source of cash during the first nine months of fiscal year 2017 compared to a use of cash of $4.7 million during the corresponding period of the prior fiscal year. The favorable impact of accounts payable is primarily attributable to an increase in inventory levels to support increased volumes and the timing of vendor payments.
•

The timing of payments for prepaid expenses and other assets collectively with accrued expenses and other liabilities used $6.7 million in operating cash flows during the nine months ended June 30, 2017 as compared to $11.8 million during the corresponding period of the prior fiscal year. The favorable impact of $5.1 million was primarily attributable to the timing of payments for income taxes for vested restricted stock units, as well as costs and other operating expenses that provided $13.5 million in cash inflows from operating activities. Such cash inflows were partially offset by cash payments of $7.9 million for restructuring liabilities. During fiscal year 2017, we initiated a restructuring action to streamline service operations in order to optimize the cost structure and improve productivity. Prior to fiscal year 2017, we initiated a restructuring action within the Brooks Semiconductor Solutions Group segment to consolidate our Jena, Germany repair facility into Chelmsford, Massachusetts repair operation as a part of our strategy to reduce global footprint and streamline the cost structure. Additionally, we initiated a restructuring action during fiscal year 2016 to streamline our business operations as part of a Company-wide initiative to improve profitability and competitiveness which benefited all segments. Accrued restructuring liabilities of $1.7 million at June 30, 2017 from these actions are expected to be paid within the next twelve months from cash flows generated from operating activities. These restructuring plans are expected to result in approximately $14.8 million of reduced annual cash spending. Please refer to Note 13, “Restructuring Charges” in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" of this Form 10‑Q, as well as "Results of Operations- Restructuring Charges" section above for further information on these actions.

•

Deferred revenue provided $17.9 million and $7.2 million, respectively, during the nine months ended June 30, 2017 and 2016. The favorable impact on our cash flows from operating activities in both periods was primarily attributable to billings and collections in advance of revenue recognition within our Brooks Life Science Systems segment.

Investing Activities

Cash flows from investing activities consist primarily of cash used for acquisitions, capital expenditures and purchases of marketable securities, as well as cash proceeds generated from sales and maturities of marketable securities.

Cash used in investing activities was $9.0 million during the nine months ended June 30, 2017 as compared to $10.4 million during the corresponding period of the prior fiscal year. Cash used in investing activities of $9.0 million during the first nine months of fiscal year 2017 included cash payments of $4.8 million for the acquisition of Cool Lab and $0.5 million for the settlement of contingent consideration related to the acquisition of Contact, as well as $6.8 million of capital expenditures. These uses of cash were partially offset by $3.6 million related to net proceeds from sales and maturities of marketable securities during the first nine months of fiscal year 2017.

Cash used in investing activities of $10.4 million during the nine months ended June 30, 2016 included primarily a cash payment of $125.5 million for the acquisition of BioStorage, $9.4 million of capital expenditures and $1.5 million of cash disbursements for a loan receivable. These uses of cash were partially offset by $126.5 million related to net proceeds from sales and maturities of marketable securities.

Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology infrastructure. Capital expenditures were $6.8 million during the first nine months of fiscal year 2017 as compared to $9.4 million during the corresponding period of the prior fiscal year. The decrease of $2.6 million was primarily attributable to investments made in our information technology assets and construction of a new clean room during the first nine months of fiscal year 2016.

Financing Activities

Cash used in financing activities was $20.0 million during the nine months ended June 30, 2017 as compared to $20.2 million during the corresponding period of the prior fiscal year. Cash used in financing activities included primarily cash dividend payments of $20.9 million and $20.6 million, respectively, made during the nine months ended June 30, 2017 and 2016.

Capital Resources

Line of Credit Facility

We maintain a five-year senior secured revolving line of credit, or line of credit, with Wells Fargo Bank, N.A., or Wells Fargo, that provides for up to $75.0 million of borrowing capacity, subject to borrowing base availability, as defined in the agreement governing the line of credit. As of June 30, 2017, we had approximately $56.5 million available for borrowing under the line of credit. There were no amounts outstanding under the line of credit as of June 30, 2017 and September 30, 2016. During the three and nine months ended June 30, 2017, we incurred less than $0.1 million and $0.1 million, respectively, in fees related to the unused portion of the line of credit commitment amount. We incurred less than $0.1 million in such fees during each of the three and nine months ended June 30, 2016. The line of credit contains certain customary representations and warranties, a financial covenant, affirmative and negative covenants, as well as events of default. The Company was in compliance with the line of credit covenants as of June 30, 2017 and September 30, 2016. We believe we will be able to generate sufficient cash in the United States and foreign jurisdictions to fund our future operating costs. We secured the revolving line of credit as an additional assurance for maintaining liquidity in the United States during potentially severe downturns of the cyclical semiconductor market, as well as for strategic investments and acquisitions. Please refer to Note 11, "Line of Credit" in the Notes to our audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in our Annual Report on Form 10‑K for further information on the line of credit arrangement.

Shelf Registration Statement

On July 27, 2016, we filed a registration statement on Form S‑3 with the SEC to sell securities, including common stock, preferred stock, warrants, debt securities, depository shares, purchase contracts and purchase units in amounts to be determined at the time of an offering. Any such offering, if it does occur, may happen in one or more transactions. The specific terms of any securities to be sold will be described in supplemental filings with the SEC. This registration statement will expire on July 27, 2019.

Employee Stock Purchase Plan

Approximately 877,427 shares of common stock issued under our 1995 Employee Stock Purchase Plan, or ESPP, for the purchases made between January 2013 and July 2016, at purchase prices ranging from $7.79 to $9.01 per share, were inadvertently not registered under federal securities laws. Based on our current stock price, we do not expect any ESPP participants who still hold shares purchased within the last year to seek rescission. However if we determine that ESPP participants are likely to seek rescission in the future, we may make a registered rescission offer to repurchase the shares issued under the ESPP during fiscal 2016 to the extent they continue to be held by the original purchasers. If holders of all of these shares seek to rescind their purchases, we could be required to make aggregate payments of up to approximately $0.3 million, which includes estimated statutory interest. As of June 30, 2017, there were approximately 36,531 shares of common stock issued under the ESPP and held by the original purchasers of such shares that may be subject to these rescission rights which expire by statute of limitations on July 31, 2017.

Dividends

On August 1, 2017, our Board of Directors approved a cash dividend of $0.10 per share of our common stock. The total dividend of approximately $7.0 million will be paid on September 29, 2017 to shareholders of record at the close of business on September 8, 2017. Dividends are declared at the discretion of our Board of Directors and depend on actual cash flow from operations, our financial condition, capital requirements and any other factors our Board of Directors may consider relevant. We intend to pay quarterly cash dividends in the future; however, the amount and timing of these dividends may be impacted by the cyclical nature of certain markets we serve. We may reduce, delay or cancel a quarterly cash dividend based on the severity of a cyclical downturn.

Share Repurchase Program

On September 29, 2015, our Board of Directors approved a share repurchase program for up to $50 million worth of our common stock. The timing and amount of any shares repurchased will be based on market and business conditions, legal requirements and other factors and may be commenced or suspended at any time at our discretion. There were no shares repurchased under this program during the six months ended June 30, 2017.

Contractual Obligations and Requirements

Our inventory purchase commitments were $112.8 million and $101.4 million, respectively, at June 30, 2017 and September 30, 2016. Except as disclosed below regarding letters of credit and operating leases, there have been no material changes to our contractual obligations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the 2016 Annual Report on Form 10‑K.

During the second quarter of fiscal year 2017, we entered into a new lease agreement for the existing 85,000 square feet of space in Indianapolis, Indiana which accommodates our sample storage, sales and support functions for the Brooks Life Science Systems segment. The original lease expires in July 2017. The new lease for such space commences on August 1, 2017 and expires on September 30, 2023. Additionally, we executed another new lease agreement for an additional 13,000 square feet of space within the aforementioned facility which commences on March 1, 2019 and expires on September 30, 2023. The new leases may be extended at the Company’s option for three additional terms of five years each subject to the terms and conditions of the lease. The non-cancelable obligations under the new leases total $2.4 million. Capital expenditure commitments related to these leases amount to $2.4 million as of June 30, 2017.

At June 30, 2017, we had approximately $3.4 million of letters of credit outstanding related primarily to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from our customers in the event that the product is not delivered or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if we fail to meet certain contractual requirements. None of these obligations were called during the nine months ended June 30, 2017, and we currently do not anticipate any of these obligations to be called in the near future.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, short-term and long-term investments and fluctuations in foreign currency exchange rates.

Interest Rate Exposure

Our cash and cash equivalents consist principally of money market securities that are short-term in nature. Our short-term and long-term investments consist mostly of highly rated corporate debt securities, U.S. Treasury securities, and obligations of U.S. Government Agencies and other municipalities. At June 30, 2017, there were no marketable securities in net unrealized loss position which were included in "Accumulated Other Comprehensive Income" in the unaudited Consolidated Balance Sheets included elsewhere in this Quarterly Report on Form 10‑Q. A hypothetical 100 basis point change in interest rates would result in a change of less than $0.1 million in interest income earned during each of the nine months ended June 30, 2017 and 2016.

Currency Rate Exposure

We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were approximately 35% and 34% of our total sales, respectively, during the nine months ended June 30, 2017 and 2016. These sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.

In the normal course of our business, we have liquid assets denominated in non-functional currencies which include cash, short-term advances between our legal entities and accounts receivable which are subject to foreign currency exposure. Such balances were approximately $53.4 million and $34.9 million, respectively, at June 30, 2017 and September 30, 2016, and related to the Euro, British Pound and a variety of Asian currencies. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to mitigate our exposures to currency movement. We incurred foreign currency losses of $1.6 million and $1.5 million, respectively, during the nine months ended June 30, 2017 and 2016, which related to the currency fluctuation on these balances between the time the transaction occurred and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at June 30, 2017 and 2016 would result in an approximate change of $0.7 million in our net income (loss) during each of the nine months ended June 30, 2017 and 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, and pursuant to Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, the Company’s management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures are effective.

Change in Internal Controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. We cannot predict the ultimate outcome of such legal proceedings or in certain instances provide reasonable ranges of potential losses. However, as of the date of this Quarterly Report on the Form 10‑Q, we believe that none of these claims will have a material adverse effect on our consolidated financial condition or results of operations. In the event of unexpected subsequent developments and given the inherent unpredictability of these legal proceedings, there can be no assurance that our assessment of any claim will reflect the ultimate outcome and an adverse outcome in certain matters could, from time-to-time, have a material adverse effect on our consolidated financial condition or results of operations in particular quarterly or annual periods.

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under Item 1A. Risk Factors in the 2016 Annual Report on Form 10‑K. There have been no material changes from the risk factors disclosed in our 2016 Annual Report on Form 10‑K. We may disclose changes to risk factors or additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

On September 29, 2015, our Board of Directors approved a share repurchase program for up to $50 million worth of our common stock. The timing and amount of any shares repurchased are based on market and business conditions, legal requirements and other factors and may be commenced or suspended at any time at our discretion. There were no shares repurchased under this program during the three months ended June 30, 2017.

Item 5. Other Information

On August 1, 2017, our Board of Directors amended Article II, Section 2.8 of our Amended and Restated Bylaws to allow directors to be removed with or without cause by the holders of a majority of our shares then entitled to vote at an election of directors and to remove the ability of directors to remove other directors.  The amendment is consistent with the Delaware General Corporation Law, or the DGCL, and recent rulings by the Delaware Court of Chancery, in proceedings not involving us, which provide that under Section 141(k) of the DGCL, subject to certain exceptions, a corporation without a classified board or cumulative voting for directors cannot restrict the right of a majority of its stockholders to remove directors with or without cause.  Before the amendment, Section 2.8 provided that directors could only be removed for cause by either the vote of the holders of eighty percent (80%) of our voting stock outstanding or by a majority of the directors then in office, and only after reasonable notice and opportunity to be heard before the body proposing to remove the director.  The summary of the amendment is qualified in its entirety by reference to the complete copy of our Amended and Restated Bylaws and the Amendment to Amended and Restated Bylaws, dated August 1, 2017, which are filed as Exhibit 3.01 and Exhibit 3.02, respectively, to this Quarterly Report on Form 10-Q and are incorporated by reference into this Item 5.

Item 6. Exhibits

The following exhibits are included herein:

Exhibit No.	Description

2.1

Asset Purchase Agreement, dated as of July 5, 2017, by and among Brooks Automation, Inc., Pacific Bio-Material Management, Inc. and Novare, LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s current report on Form 8-K, filed on July 7, 2017).

3.01	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.01 of the Company’s current report on Form 8-K, filed on February 11, 2008).

3.02	Amendment to Amended and Restated Bylaws of the Company, dated August 1, 2017.

10.01*	Letter Agreement dated November 1, 2016 between the Company and David E. Jarzynka.

31.01	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following material from the Company’s Quarterly Report on Form 10‑Q, for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets; (ii) the unaudited Consolidated Statements of Operations; (iii) the unaudited Consolidated Statements of Comprehensive Income (Loss); (iv) the unaudited Consolidated Statements of Cash Flows; and (v) the Notes to the unaudited Consolidated Financial Statements.

* The Company previously filed this exhibit as Exhibit 10.2 to its Quarterly Report of Form 10-Q for the quarter ended March 31, 2017, filed on May 5, 2017, but the exhibit was inadvertantly filed as Exhibit 102 on the Securities and Exchange Commssion’s Electronic Data Gathering, Analysis, and Retrieval (EDGAR) system.  The Company is refiling the exhibit with this Quarterly Report on Form 10-Q so that is properly filed on the EDGAR system.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

Date: August 4, 2017	/s/ Lindon G. Robertson
Lindon G. Robertson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 4, 2017	/s/ David Pietrantoni
David Pietrantoni
Vice President-Finance and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1

Asset Purchase Agreement, dated as of July 5, 2017, by and among Brooks Automation, Inc., Pacific Bio-Material Management, Inc. and Novare, LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s current report on Form 8-K, filed on July 7, 2017)

3.01	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.01 of the Company’s current report on Form 8-K, filed on February 11, 2008).

3.02	Amendment to Amended and Restated Bylaws of the Company, dated August 1, 2017.

10.01*	Letter Agreement dated November 1, 2016 between the Company and David E. Jarzynka.

31.01	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following material from the Company’s Quarterly Report on Form 10‑Q, for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets; (ii) the unaudited Consolidated Statements of Operations; (iii) the unaudited Consolidated Statements of Comprehensive Income (Loss); (iv) the unaudited Consolidated Statements of Cash Flows; and (v) the Notes to the unaudited Consolidated Financial Statements.

* The Company previously filed this exhibit as Exhibit 10.2 to its Quarterly Report of Form 10-Q for the quarter ended March 31, 2017, filed on May 5, 2017, but the exhibit was inadvertantly filed as Exhibit 102 on the Securities and Exchange Commssion’s Electronic Data Gathering, Analysis, and Retrieval (EDGAR) system.  The Company is refiling the exhibit with this Quarterly Report on Form 10-Q so that is properly filed on the EDGAR system.