Form 10-Q
period 2017-12-31
BROOKS AUTOMATION INC
filed 2018-02-05
CIK 933974

eted

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, January 26, 2018: common stock, $0.01 par value and 70,429,583 shares outstanding.

BROOKS AUTOMATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BROOKS AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	December 31,	September 30,
	2017	2017
	(In thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$202,339	$101,622
Marketable securities	15,658	28
Accounts receivable, net	139,047	120,828
Inventories	115,033	106,395
Prepaid expenses and other current assets	24,782	23,138
Total current assets	496,859	352,011
Property, plant and equipment, net	60,294	58,462
Long-term marketable securities	13,885	2,642
Long-term deferred tax assets	1,642	1,692
Goodwill	272,724	233,638
Intangible assets, net	105,757	83,520
Equity method investment	30,925	28,593
Other assets	5,591	6,070
Total assets	$987,677	$766,628
Liabilities and Stockholders' Equity
Current liabilities
Current portion of long term debt	$1,993	$—
Accounts payable	54,242	49,100
Deferred revenue	25,701	24,292
Accrued warranty and retrofit costs	8,218	8,054
Accrued compensation and benefits	16,027	27,065
Accrued restructuring costs	1,127	1,708
Accrued income taxes payable	15,120	11,417
Accrued expenses and other current liabilities	26,977	25,142
Total current liabilities	149,405	146,778
Long-term debt	195,276	—
Long-term tax reserves	1,412	1,687
Long-term deferred tax liabilities	8,290	3,748
Long-term pension liabilities	1,995	1,979
Other long-term liabilities	5,295	4,792
Total liabilities	361,673	158,984
Commitments and contingencies (Note 16)
Stockholders' Equity
Preferred stock, $0.01 par value- 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value- 125,000,000 shares authorized, 83,891,452 shares issued and 70,429,583 shares outstanding at December 31, 2017, 83,294,848 shares issued and 69,832,979 shares outstanding at September 30, 2017	839	833
Additional paid-in capital	1,879,721	1,874,918
Accumulated other comprehensive income	19,335	15,213
Treasury stock, at cost- 13,461,869 shares	(200,956)	(200,956)
Accumulated deficit	(1,072,935)	(1,082,364)
Total stockholders' equity	626,004	607,644
Total liabilities and stockholders' equity	$987,677	$766,628

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended
	December 31,
	2017	2016

Revenue
Products	$142,184	$122,114
Services	47,144	37,841
Total revenue	189,328	159,955
Cost of revenue
Products	84,177	75,679
Services	29,936	27,333
Total cost of revenue	114,113	103,012
Gross profit	75,215	56,943
Operating expenses
Research and development	13,200	10,845
Selling, general and administrative	41,175	31,962
Restructuring charges	—	975
Total operating expenses	54,375	43,782
Operating income	20,840	13,161
Interest income	149	68
Interest expense	(2,181)	(96)
Gain on settlement of equity method investment	—	1,847
Other expenses, net	(1,652)	(251)
Income before income taxes and earnings of equity method investments	17,156	14,729
Income tax provision	2,850	2,800
Income before equity in earnings of equity method investments	14,306	11,929
Equity in earnings of equity method investments	2,180	1,942
Net income	$16,486	$13,871
Basic net income per share	$0.23	$0.20
Diluted net income per share	0.23	0.20
Dividend declared per share	0.10	0.10
Weighted average shares used in computing net income per share:
Basic	70,183	69,181
Diluted	70,864	69,870

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(In thousands)

	Three Months Ended
	December 31,
	2017	2016

Net income	$16,486	$13,871
Other comprehensive income (loss), net of tax:
Cumulative foreign currency translation adjustments	4,131	(10,103)
Unrealized losses on marketable securities, net of tax effects of $0 during each of the three months ended December 31, 2017 and 2016	—	(11)
Actuarial (losses) gains, net of tax effects of ($2), and $2 during the three months ended December 31, 2017 and 2016	(9)	11
Total other comprehensive income (loss), net of tax	4,122	(10,103)
Comprehensive income	$20,608	$3,768

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended
	December 31,
	2017	2016

Cash flows from operating activities
Net income	$16,486	$13,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,521	6,752
Gain on settlement of equity method investment	—	(1,847)
Stock-based compensation	4,809	2,498
Amortization of premium on marketable securities and deferred financing costs	122	79
Earnings of equity method investments	(2,180)	(1,942)
Deferred income tax benefit	(689)	(421)
Other gains on disposals of assets	—	(109)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(16,157)	(11,137)
Inventories	(5,518)	(2,930)
Prepaid expenses and other current assets	3,285	(3,516)
Accounts payable	4,449	13,040
Deferred revenue	1,376	10,737
Accrued warranty and retrofit costs	87	(4)
Accrued compensation and tax withholdings	(11,145)	(6,884)
Accrued restructuring costs	(592)	(2,538)
Accrued expenses and other current liabilities	362	3,061
Net cash provided by operating activities	3,216	18,710
Cash flows from investing activities
Purchases of property, plant and equipment	(2,700)	(3,768)
Purchases of marketable securities	(26,875)	—
Sales and maturities of marketable securities	100	—
Acquisitions, net of cash acquired	(65,074)	(5,346)
Purchases of other investments	—	(170)
Proceeds from sales of property, plant and equipment	200	—
Net cash used in investing activities	(94,349)	(9,284)
Cash flows from financing activities
Proceeds from term loan	197,554	—
Payment of deferred financing costs	(318)	(27)
Common stock dividends paid	(7,057)	(6,966)
Net cash provided by (used in) financing activities	190,179	(6,993)
Effects of exchange rate changes on cash and cash equivalents	1,671	(4,574)
Net increase (decrease) in cash and cash equivalents	100,717	(2,141)
Cash and cash equivalents, beginning of period	101,622	85,086
Cash and cash equivalents, end of period	$202,339	$82,945
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	$865	$424
Deferred financing costs included in accounts payable	143	—
Fair value of non-cash consideration for the acquisition of Cool Lab, LLC	—	10,348

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

Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the audited consolidated financial statements and notes thereto contained on the Company’s Annual Report on Form 10‑K filed with the United States Securities and Exchange Commission (the “SEC”) for the fiscal year ended September 30, 2017 (the "2017 Annual Report on Form 10‑K"). The accompanying Consolidated Balance Sheet as of September 30, 2017 was derived from the audited annual consolidated financial statements as of the period then ended.

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

Foreign currency exchange losses generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other expenses, net” in the Company’s unaudited Consolidated Statements of Operations. Net foreign currency transaction and remeasurement losses totaled $2.0 million and $0.5 million, respectively, during the three months ended December 31, 2017 and 2016.

Derivative Instruments

The Company has transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. The Company enters into foreign exchange contracts to reduce its exposure to currency fluctuations. The forward contract arrangements that the Company enters into typically mature in three months or less. These transactions do not qualify for hedge accounting. Net gains and losses related to these contracts are recorded as a component of "Other expenses, net"

in the accompanying unaudited Consolidated Statements of Operations and are as follows for the three months ended December 31, 2017 and 2016 (in thousands):

	Three Months Ended
	December 31,
	2017	2016
Realized losses on derivatives not designated as hedging instruments	$(1,673)	$(1,003)

The fair values of the forward contracts are recorded in the Company’s accompanying unaudited Consolidated Balance Sheets as "Prepaid expenses and other current assets" and "Accrued expenses and other current liabilities". Foreign exchange contract assets and liabilities are measured and reported at fair value based on observable market inputs and classified within Level 2 of the fair value hierarchy due to a lack of an active market for these contracts.

Fair Value Measurements

The Company measures at fair value certain financial assets and liabilities, including cash equivalants and available for sale securities. FASB Accounring Standards Codification (“the ASC”) 820, Fair Value Measurement and Disclosures, establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following levels of inputs may be used to measure fair value:

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

As of December 31, 2017, the Company had no assets or liabilities measured and recorded at fair value on a recurring basis using Level 3 inputs.

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued an amendment to the accounting guidance to simplify accounting for share-based payment awards issued to employees. The amendment requires recognition of excess tax benefits or deficiencies within income tax expense or benefit and changes their presentation requirements on the statement of cash flows. Additionally, the entity can make an accounting policy election to either estimate the number of awards that are expected to vest, consistent with the current accounting guidance, or account for forfeitures as they occur. The Company adopted the guidance during the first quarter of fiscal year 2018 on its effective date. Please refer to Note 9, “Income Taxes” and Note 11, “Stock-Based Compensation” and for further discussion.

In March 2016, the FASB issued an amendment to the accounting guidance to simplify accounting for embedded derivatives. The amendment clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to the debt host contracts. An entity performing the assessment in accordance with this guidance is required to assess the embedded call (put) options solely in accordance with the four-step decision process set forth in the guidance. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company adopted the guidance during the first quarter of fiscal year 2018 which had no impact on its financial position and results of operations.

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

In July 2015, the FASB issued an amendment to the accounting guidance to simplify accounting for inventory. The amendment requires measuring inventory based on the lower of its cost or net realizable value. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company adopted the guidance during the first quarter of fiscal year 2018 which did not have a significant impact on its financial position and results of operations.

In May 2014, the FASB issued new accounting guidance for reporting revenue recognition. The guidance provides for the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The Company expects to adopt the guidance during the first quarter of fiscal year 2019. The Company has initiated the evaluation of the potential impact of adopting the new guidance on its financial position and results of operations, but has not yet completed such assessment or determined the transition method that will be used to adopt the new guidance. The Company has established an implementation team to analyze its current portfolio of customer contracts and determine the impact of adopting the guidance. The implementation team is also responsible for evaluating and designing the necessary changes to the Company’s business processes, policies, systems and controls to support recognition and disclosure under the new guidance. The Company has established a project plan and substantially completed its preliminary contract assessment. The results of this assessment are currently being analyzed to determine the final impact of adoption on the Company’s operations, consolidated financial statements, and related disclosures. The Company is currently in the process of completing this assessment and quantifying the implications of the new guidance adoption. Based on the preliminary assessment, the Company anticipates that  the new guidance will impact the timing of revenue recognition for a portion of its life science revenue which is currently accounted for under a percentage of completion method. The Company may be required to recognize revenue for a portion of these arrangements at the point in time it satisfies performance obligations by transferring control over promised deliverables to the customers in accordance with contractual terms of each arrangement. Additionally, revenue generated from the sale of perpetual or term licenses may be required to be recognized at the point in time control is transferred to customers upon license delivery.

Other

For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 2 "Summary of Significant Accounting Policies" to the Company’s consolidated financial statements included in the 2017 Annual Report on Form 10‑K.

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

The following is a summary of the amortized cost and the fair value, including accrued interest receivable, as well as unrealized holding gains (losses) on the short-term and long-term marketable securities as of December 31, 2017 and September 30, 2017 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
December 31, 2017 :
U.S. Treasury securities and obligations of U.S. government agencies	$14,911	$(10)	$—	$14,901
Bank certificates of deposits	6,158	—	3	6,161
U.S. corporate securities	4,749	(1)	—	4,748
Municipal securities	3,710	(6)	—	3,704
Other debt securities	29	—	—	29
	$29,557	$(17)	$3	$29,543
September 30, 2017 :
Corporate securities	$2,642	$—	$—	$2,642
Other debt securities	28	—	—	28
	$2,670	$—	$—	$2,670

The fair values of the marketable securities by contractual maturities at December 31, 2017 are presented below (in thousands):

Fair Value
Due in one year or less	$15,658
Due after one year through five years	11,148
Due after ten years	2,737
Total marketable securities	$29,543

Expected maturities could differ from contractual maturities because the security issuers may have the right to prepay obligations without prepayment penalties.

The Company reviews the marketable securities for impairment at each reporting period to determine if any of the securities have experienced an other-than-temporary decline in fair value. The Company considers factors, such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of its amortized cost basis. If the Company believes that an other-than-temporary decline in fair value has occurred, it writes down the investment to its fair value and recognizes the credit loss in earnings and the non-credit loss in accumulated other comprehensive income or loss. As of December 31, 2017, the aggregate fair value of the marketable securities in an unrealized loss position was $20.3 million and was comprised of U.S. Treasury securities and obligations of U.S. government agencies, U.S. corporate securities, municipal securities and bank certificates of deposits. Aggregate unrealized losses for these securities were insignificant as of December 31, 2017 and are presented in the table above. There were no marketable securities in an unrealized loss position as of September 30, 2017.

Cash equivalents of $64.2 million and less than $0.1 million, respectively, at December 31, 2017 and September 30, 2017 consist of money market funds and are classified within Level 1 of fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of $9.1 million and less than $0.1 million, respectively at December 31, 2017 and September 30, 2017 consist primarily of U.S. government agency obligations, municipal securities and bank certificates of deposits with original maturities of less than 90 days and are classified within Level 2 of the fair value hierarchy because they are not actively traded.

4. Acquisitions

Acquisitions Completed in Fiscal Year 2018

Acquisition of 4titude Limited

On October 5, 2017, the Company acquired all of the outstanding capital stock of 4titude Limited (“4titude”), a U.K.-based manufacturer of scientific consumables for biological sample materials used in a variety of genomic and DNA analytical applications. The acquisition of 4titude will expand the Company’s existing offerings of consumables and instruments within the Brooks Life Sciences segment. The aggregate purchase price of $65.2 million, net of cash acquired, consisted primarily of a cash payment of $64.7 million subject to working capital adjustments and the assumption of the seller’s liabilities of $0.5 million.

The Company used a market participant approach to record the assets acquired and liabilities assumed in the 4titude acquisition. The purchase price allocation is based on a preliminary valuation and is subject to further adjustments within the measurement period as additional information becomes available related to the fair value of such assets acquired and liabilities assumed. The fair values of inventory, property, plant and equipment, intangible assets, accrued liabilities, tax-related matters and residual goodwill were preliminary as of December 31, 2017. The Company will refine such fair value estimates as new information becomes available during the measurement period. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the acquisition date.

The preliminary amounts recorded were as follows (in thousands):

Fair Value of
Assets and
Liabilities
Accounts receivable (approximates contractual value)	$1,581
Inventories	2,667
Prepaid expenses and other current assets	140
Property, plant and equipment	1,555
Intangible assets	27,212
Goodwill	38,033
Accounts payable	(286)
Accrued liabilities	(624)
Deferred tax liabilities	(5,090)
Total purchase price, net of cash acquired	$65,188

Fair values of intangible assets acquired consisted of customer relationships of $21.4 million, completed technology of $5.2 million, backlog of $0.4 million and trademarks of $0.2 million. The Company used the income approach in accordance with the excess-earnings method to estimate the fair values of customer relationships, backlog and trademarks equal to the present value of the after-tax cash flows attributable to each intangible asset. The Company used the income approach in accordance with the relief-from-royalty method to estimate the fair value of the completed technology which is equal to the present value of the after-tax royalty savings attributable to owning that intangible asset. The weighted average amortization periods for intangible assets acquired are 13 years for completed technology, 10 years for customer relationship intangible assets, 1 year for backlog and 1 year for trademarks. The intangible assets acquired are amortized over the total weighted average period of 10.4 years using methods that approximate the pattern in which the economic benefits are expected to be realized.

At the closing of the acquisition of 4titude, a cash payment of $0.4 million was placed into escrow which was ascribed to the purchase price. The escrow was related to potential working capital adjustments and the sellers’ satisfaction of general representations and warranties. The escrow balance was $0.4 million as of December 31, 2017.

Goodwill represents the excess of the consideration transferred over the fair value of the net assets acquired and has been assigned to the Brooks Life Sciences segment. Goodwill is primarily the result of expected synergies from combining the operations of 4titude with the Company’s operations and is not deductible for tax purposes.

The operating results of 4titude have been reflected in the results of operations for the Brooks Life Sciences segment from the date of the acquisition, which included approximately three months of activity during the first quarter of fiscal year 2018. During the three months ended December 31, 2017, revenue and net loss from 4titude recognized in the Company’s results of operations were $3.4 million and $1.1 million, respectively. During the three months ended December 31, 2017, the net loss included non-recurring charges of $1.2 million related to the step-up in value of the acquired inventories and recurring charges of $1.0 million related to amortization expense of acquired intangible assets.

During the three months ended December 31, 2017, the Company incurred $0.5 million in non-recurring transaction costs with respect to the 4titude acquisition which were recorded in "Selling, general and administrative" expenses within the accompanying unaudited Consolidated Statements of Operations.

The Company did not present a pro forma information summary for its consolidated results of operations for fiscal year ended September 30, 2017 as if the acquisition of 4titude occurred on October 1, 2016 because such results were immaterial.

Acquisitions Completed in Fiscal Year 2017

Acquisition of Pacific Bio-Material Management, Inc. and Novare, LLC

On July 5, 2017, the Company entered into an asset purchase agreement with Pacific Bio-Material Management, Inc. (“PBMMI”) and Novare, LLC, a wholly owned subsidiary of PBMMI (collectively, the “sellers”), pursuant to which the Company acquired substantially all of the assets and liabilities of the sellers’ business related to providing storage, transportation, management, and cold chain logistics of biological materials. The Company paid to the sellers cash consideration of $34.3 million, net of cash acquired and subject to working capital adjustments. As of December 31, 2017, the purchase price allocation is based on a preliminary valuation and subject to further adjustments when the Company obtains additional information during the measurement period.

At the closing of the acquisition of PBMMI, a cash payment of $3.3 million was placed into escrow which was ascribed to the purchase price. The escrow balance of $3.3 million included $2.9 million related to satisfaction of the sellers' indemnification obligations with respect to their representations and warranties and other indemnities, as well as $0.4 million payable to the former owner of Novare as a compensation for a sale of his ownership interest. This escrow arrangement is administered by the Company on behalf of the sellers. The escrow balances were $2.9 million and $0.3 million, respectively, as of December 31, 2017.

The operating results of PBMMI have been reflected in the results of operations for the Brooks Life Sciences segment from the date of the acquisition. During three months ended December 31, 2017, revenue and net loss from PBMMI recognized in the Company’s results of operations were $2.3 million and $0.1 million, respectively. During the three months ended December 31, 2017, the net loss included recurring charges of $0.4 million related to amortization expense of acquired intangible assets. Please refer to Note 3, "Acquisitions" to the Company's consolidated financial statements included in the 2017 Annual Report on Form 10-K for further information on PBMMI acquisition.

Acquisition of Cool Lab, LLC

On November 28, 2016, the Company acquired 100% of the equity of Cool Lab, LLC ("Cool Lab") from BioCision, LLC ("BioCision"). The Company held a 20% equity ownership interest in BioCision prior to the acquisition. The Company used a market participant approach to record the assets acquired and liabilities assumed in the Cool Lab acquisition. The purchase price allocation were finalized as of December 31, 2017. Please refer to Note 3, “Acquisitions” to the Company’s consolidated financial statements included in the 2017 Annual Report on Form 10-K for further information on this transaction.

The Company recorded a liability of $0.7 million in the purchase price allocation that represented a preacquisition contingency incurred on the acquisition date. The obligation is related to a rebate that is due to a particular customer if the annual product sales volume metrics exceed threshold amounts under the provisions of the contract assumed by the Company. Fair value of such liability was determined based on a probability weighted discounted cash flow model. The carrying amount of the liability was $0.8 million and $0.7 million, respectively, at December 31, 2017 and September 30, 2017.

The operating results of Cool Lab have been reflected in the results of operations for the Brooks Life Sciences segment from the date of the acquisition, which included approximately one month of activity during the first quarter of fiscal year 2017. During the three months ended December 31, 2017, revenue and net loss from Cool Lab recognized in the Company’s results of operations were $1.0 million and less than $0.1 million, respectively. During the three months ended December 31, 2016, revenue and net loss from Cool Lab recognized in the Company’s results of operations were $0.3 million and $0.1 million, respectively. During the three months ended December 31, 2017 and 2016, the net loss included recurring charges of $0.4 million and $0.1 million, respectively, related to amortization expense of acquired intangible assets.

5. Goodwill and Intangible Assets

Goodwill represents the excess of net book value over the estimated fair value of net tangible and identifiable intangible assets of a reporting unit. Goodwill is tested for impairment annually or more often if impairment indicators are present at the reporting unit level. The Company elected April 1 as its annual goodwill impairment assessment date and performs additional impairment tests if triggering events occur. If events occur or circumstances change that would more likely than not reduce fair values of the reporting units below their carrying values, goodwill will be evaluated for impairment between annual tests. No triggering events indicating goodwill impairment occurred during the three months ended December 31, 2017. Please refer to Note 6, "Goodwill and Intangible Assets" to the Company's consolidated financial statements included in the 2017 Annual Report on Form 10-K for further information on the goodwill impairment testing performed during fiscal year 2017.

The components of the Company’s goodwill by operating segment at December 31, 2017 and September 30, 2017 are as follows (in thousands):

	Brooks
	Semiconductor
	Solutions	Brooks
	Group	Life Sciences	Other	Total
Gross goodwill, at September 30, 2017	$655,762	$166,820	$26,014	$848,596
Accumulated goodwill impairments	(588,944)	—	(26,014)	(614,958)
Goodwill, net of accumulated impairments, at September 30, 2017	66,818	166,820	—	233,638
Acquisitions and adjustments	(15)	39,101	—	39,086
Gross goodwill, at December 31, 2017	655,747	205,921	26,014	887,682
Accumulated goodwill impairments	(588,944)	—	(26,014)	(614,958)
Goodwill, net of accumulated impairments, at December 31, 2017	$66,803	$205,921	$—	$272,724

During the three months ended December 31, 2017, the Company recorded a goodwill increase of $39.1 million primarily related to the acquisition of 4titude which represented the excess of the consideration transferred over the fair value of the net assets acquired. Please refer to the Note 4 "Acquisitions" for further information on this transaction.

The components of the Company’s identifiable intangible assets as of December 31, 2017 and September 30, 2017 are as follows (in thousands):

	December 31, 2017			September 30, 2017
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Patents	$9,028	$7,806	$1,222	$9,028	$7,729	$1,299
Completed technology	67,032	55,668	11,364	61,662	54,777	6,885
Trademarks and trade names	9,405	5,241	4,164	9,244	4,969	4,275
Customer relationships	152,797	63,790	89,007	130,655	59,594	71,061
	$238,262	$132,505	$105,757	$210,589	$127,069	$83,520

Amortization expense for intangible assets was $5.5 million and $4.1 million, respectively, during the three months ended December 31, 2017 and 2016.

Estimated future amortization expense for the intangible assets for the remainder of fiscal year 2018 and the subsequent four fiscal years is as follows (in thousands):

Fiscal year ended September 30,
2018	$16,454
2019	20,810
2020	19,021
2021	13,240
2022	10,553
Thereafter	25,679
$105,757

6. Equity Method Investments

The Company accounts for certain of its investments using the equity method of accounting and records its proportionate share of the investee’s earnings  in its results of operations with a corresponding increase in the carrying value of the investment.

ULVAC Cryogenics, Inc.

The Company and ULVAC Corporation of Chigasaki, Japan each own a 50% stake in the joint venture, ULVAC Cryogenics, Inc (“UCI”). UCI manufactures and sells cryogenic vacuum pumps, principally to ULVAC Corporation.

The carrying value of the investment in UCI was $30.9 million and $28.6 million, respectively, at December 31, 2017 and September 30, 2017. During the three months ended December 31, 2017 and 2016, the Company recorded income of $2.2 million and $2.4 million, respectively, representing its proportionate share of UCI’s earnings. Management fee payments received by the Company from UCI were $0.3 million during each of the three months ended December 31, 2017 and 2016.

7. Line of Credit

The Company maintains a revolving line of credit with Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A that provides for revolving credit financing of up to $75 million, subject to borrowing base availability, as defined in the line of credit agreement. The line of credit matures on October 4, 2022 and expires no less than 90 days prior to the term loan expiration. The proceeds from the line of credit are available for permitted acquisitions and general corporate purposes.

On October 4, 2017, the Company entered into a $200.0 million Senior Secured Term Loan Facility (the “term loan”) with Morgan Stanley Senior Funding, Inc., JPMorgan Chase Bank, N.A. and Wells Fargo Securities, LLC (collectively, the “lenders”). Coincident with the entry into the term loan agreement, the Company amended certain terms and conditions of the credit agreement and entered into an arrangement with Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. Based on the amended terms of the credit agreement, the line of credit continues to provide for revolving credit financing of up to $75 million, subject to borrowing base availability. Borrowing base availability under the amended line of credit excludes collateral related to fixed assets and is redetermined periodically based on certain percentage of certain eligible U.S. assets, including accounts receivable and inventory. The sublimits for letters of credit were reduced to $7.5 million under the amended terms of the credit agreement. All outstanding borrowings under the credit agreement are guaranteed by the Company and BioStorage Technologies, Inc., its wholly-owned subsidiary (“Guarantor”), and subordinated to the obligations under the term loan which are secured by a first priority lien on substantially all of the assets of the Company and the Guarantor, other than accounts receivable and inventory. Please refer to Note 8, “Debt”, for further information on the term loan transaction.

There were no amounts outstanding under the line of credit as of December 31, 2017 and September 30, 2017. The Company records commitment fees and other costs directly associated with obtaining line of credit financing as deferred financing costs which are presented within "Other assets" in the accompanying unaudited Consolidated Balance Sheets. At December 31, 2017 and September 30, 2017, deferred financing costs were $0.6 million and $0.5 million, respectively. Such costs are amortized over the term of the related financing arrangement and are included in “Interest expense” in the accompanying unaudited Consolidated Statements of Operations. The line of credit contains certain customary representations and warranties, a financial covenant, affirmative and negative covenants, as well as events of default. The Company was in compliance with the line of credit covenants as of December 31, 2017 and September 30, 2017.

8. Debt

On October 4, 2017, the Company entered into a $200.0 million term loan with the lenders. The term loan was issued at $197.6 million, or 98.8% of its par value, resulting in a discount of $2.4 million, or 1.2%, which represented loan origination fees paid at the closing. The Company incurred additional deferred financing costs of $0.4 million during the three months ended December 31, 2017. The loan proceeds are be used for general corporate purposes, including acquisitions. The loan principal amount may be increased by an aggregate amount equal to $75.0 million plus any voluntary repayments of the term loans plus an amount such that the secured leverage ratio of the Company is less than 3.00 to 1.00.

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

The term loan matures and becomes fully payable on October 4, 2024. The principal is payable in installments equal to 0.25% of the initial principal amount of the term loans on March 31st, June 30th, September 30th and December 31st of each year, with any remaining amount of principal becoming due and payable on the maturity date. The Company is required to begin making principal payments commencing with the second quarter of fiscal year 2018. All accrued and unpaid interest on ABR Borrowings shall be due and payable at the same time as the loan principal installments. All accrued and unpaid interest on Eurodollar Borrowings shall be due on the last day of each interest period elected by the Company for such Eurodollar Borrowings, except for interest periods of more than three months in which case all accrued and unpaid interest shall be due and payable every three months.

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

The Company records commitment fees and other costs directly associated with obtaining term loan financing as deferred financing costs which are presented as a reduction of the term loan principal balance in the accompanying unaudited Consolidated Balance Sheets. Such costs are accreted over the term of the loan using the effective interest rate method and are included in “Interest expense” in the accompanying unaudited Consolidated Statements of Operations. At December 31, 2017, deferred financing costs were $2.7 million.

During the three months ended December 31, 2017, the weighted average stated interest rate paid on the term loan was 4%. During the three months ended December 31, 2017, the Company incurred aggregate interest expense of $2.1 million in connection with the term loan borrowings, which included $0.1 million of deferred financing costs amortization.

The term loan agreement contains certain customary representations and warranties, covenants and events of default. If any of the events of default occur and are not waived or cured within applicable grace periods, any unpaid amounts under the term loan agreement will bear an annual interest rate at 2.00% above the rate otherwise applicable under the terms and conditions of such agreement. The term loan agreement does not contain financial maintenance covenants. As of December 31, 2017, the Company was in compliance with all covenants and conditions under the term loan agreement.

The following are the future minimum principal payment obligations under the term loan as of December 31, 2017:

Amount
Fiscal year ended September 30,
2018	$1,496
2019	1,978
2020	1,958
2021	1,938
2022	1,919
Thereafter	190,711
Total outstanding principal balance	200,000
Unamortized deferred financing costs	(2,731)
197,269
Term loan, current portion	1,993
Term loan, long-term portion	$195,276

As of December 31, 2017, estimated fair value of the term loan outstanding principal balance approximates its carrying value. The fair value was determined based on observable market inputs and classified within Level 2 of fair value hierarchy due to a lack of an active market for this term loan or a similar loan instrument.

9. Income Taxes

The Company recorded an income tax provision of $2.9 million and $2.8 million, respectively, during the three months ended December 31, 2017 and 2016. The tax provision for the three months ended December 31, 2017 was primarily driven by the foreign income generated during the quarter. This provision is partially offset by $0.3 million of tax benefits related to the reduction of reserves for unrecognized tax benefits and $0.7 million of tax benefits related to the re-measurement of net U.S. deferred tax liabilities at the reduced 21 percent federal income tax rate. The income tax provision for the three months ended December 31, 2016 was primarily driven by foreign income generated during the quarter, partially offset by $0.7 million of tax benefits related to the reduction of reserves for unrecognized tax benefits.

During the first quarter of fiscal year 2018, the Company adopted the Accounting Standard Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Upon adoption of ASU 2016-09, the Company amends the accounting for employee share-based payment transactions to recognize tax effects resulting from the settlement of stock-based awards as income tax expense or benefit in the income statement in the reporting period in which they occur. Adoption of this ASU required recognition of a cumulative effect adjustment to retained earnings in connection with the establishment of a deferred tax asset for any prior year net excess tax benefits or tax deficiencies not previously recorded. This adjustment resulted in a $4.0 million increase to retained earnings and deferred tax asset for net prior year excess tax benefits, with a corresponding decrease to retained earnings for the establishment of valuation allowance against the deferred tax asset.  During the three months ended December 31, 2017 this change had no impact to our income statement or tax rate as a result of the full valuation allowance which exists against U.S. deferred tax assets.

During the three months ended December 31, 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was enacted in the U.S., making significant tax law changes affecting the Company. The SEC has issued Staff Accounting Bulletin 118 (“SAB 118”), which has provided guidance for companies that have not completed the accounting for the income tax effects of Tax Reform.  Under SAB 118, a company may report provisional amounts based on reasonable estimates where the accounting is incomplete. These amounts are subject to adjustments during a measurement period of up to one year beginning in the reporting period of the enactment date.

Upon the enactment of Tax Reform, the Company is subject to a toll charge in the U.S. on its previously untaxed accumulated foreign earnings.  The toll charge is treated as an inclusion of the company’s accumulated foreign earnings in U.S. taxable income during the tax year ended September 30, 2018. Any taxes due associated with the toll charge will be payable over an eight year period. The Company has estimated that its accumulated foreign earnings are $120 million which is a provisional amount subject to the measurement period described in Staff Accounting Bulletin 118. There are still incomplete components related to the accumulated foreign earnings calculations for older tax years that require additional time to complete the calculations. The Company also has a history of foreign mergers and acquisitions and proper determination of the impact on the accumulated earnings is complex. The Company has not recorded any provision for currently estimated tax inclusion associated with the toll charge as sufficient previously un-benefited tax attributes, with valuation allowances, exist to offset the inclusion income or resulting tax.

As a result of Tax Reform, the Company calculated its U.S. tax provision for the three months ended December 31, 2017 using a blended U.S. statutory tax rate of 24.5% which is a prorated allocation of the 35% rate which was in effect prior to tax reform through December 31, 2017 and the 21% rate which will be in effect for the remainder of the fiscal year. The Company recorded a discrete benefit of $0.7 million in the three months ended December 31, 2017 due to the impact of the U.S. rate change on its net U.S. deferred tax liabilities.

As of December 31, 2017, the Company maintains its indefinite reinvestment assertion on foreign earnings until the Company can complete its assessment of Tax Reform impacts on reinvestment plans, which will continue to be evaluated during the measurement period described in SAB 118.  While the toll charge is a forced deemed repatriation of foreign earnings and an inclusion in U.S. taxable income, there are still additional costs of repatriating the foreign earnings such as foreign withholding taxes and state taxes.

The Company evaluates the realizability of its deferred tax assets by tax-paying component and assesses the need for a valuation allowance on a quarterly basis. The Company evaluates the profitability of each tax-paying component on a historic cumulative basis and on a forward looking basis in the course of performing this analysis. As described below, the Company’s evaluation of all positive and negative evidence and corresponding conclusion regarding maintaining a valuation allowance at December 31, 2017 in the U.S. will be a part of its assessment during the measurement period under SAB 118 of the future impacts Tax Reform will have on its positive and negative evidence to support the reversal of all or some portion of these allowances. Please refer to Note 10, "Income Taxes" to the Company’s consolidated financial statements included in the 2017 Annual Report on Form 10-K for further information on the valuation allowance.

As previously described, the Company maintains a full valuation allowance on its U.S. deferred tax assets. During the three months ended December 31, 2017, the Company considered the impacts of Tax Reform  that will be immediately effective and those that will be effective for future years. In consideration of the effects of Tax Reform, the Company is still in the process of fully evaluating, during the measurement period under SAB 118, all future impacts of the changes as they relate to the  need for the U.S. valuation allowance. The final determination of the various impacts of Tax Reform could have a significant impact to U.S. tax obligations, and could require the Company to change its U.S. valuation allowance conclusion in a future period. As of the time of this filing, the Company believes a full valuation allowance on its U.S. deferred tax assets is required until a full analysis of the impact of Tax Reform is finalized.

The Company is subject to U.S. federal income tax and various state, local and international income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which it files tax returns. In the normal course of business, the Company is subject to income tax audits in various global jurisdictions in which it operates. The years subject to examination vary for the U.S. and international jurisdictions, with the earliest tax year being 2011. Based on the outcome of these examinations or the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the Company’s unaudited Consolidated Balance Sheets. The Company currently anticipates that it is reasonably possible that the unrecognized tax benefits will be reduced by approximately $0.2 million within the next twelve months.

10. Other Balance Sheet Information

The following is a summary of accounts receivable at December 31, 2017 and September 30, 2017 (in thousands):

	December 31,	September 30,
	2017	2017
Accounts receivable	$140,490	$122,868
Less allowance for doubtful accounts	(1,384)	(1,959)
Less allowance for sales returns	(59)	(81)
Accounts receivable, net	$139,047	$120,828

The following is a summary of inventories at December 31, 2017 and September 30, 2017 (in thousands):

	December 31,	September 30,
	2017	2017
Inventories
Raw materials and purchased parts	$76,389	$73,819
Work-in-process	11,729	10,548
Finished goods	26,915	22,028
Total inventories	$115,033	$106,395

Reserves for excess and obsolete inventory were $22.9 million and $23.5 million, respectively, at December 31, 2017 and September 30, 2017.

During the three months ended December 31, 2017 and the fiscal year ended September 30, 2017, the Company had cumulative capitalized direct costs of $5.0 million and $4.7 million, respectively, associated with the development of software for its internal use which are included within "Property, plant and equipment, net" in the accompanying unaudited Consolidated Balance Sheets. During the three months ended December 31, 2017, the Company capitalized direct costs of $0.3 million associated with development of software for its internal use.

The Company establishes reserves for estimated costs of product warranties based on historical information. Product warranty reserves are recorded at the time product revenue is recognized, and retrofit accruals are recorded at the time retrofit programs are established. The Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure and supplier warranties on parts delivered to the Company.

The following is a summary of product warranty and retrofit activity on a gross basis for the three months ended December 31, 2017 and 2016 (in thousands):

Activity -Three Months Ended December 31, 2017
Balance			Balance
September 30,			December 31,
2017	Accruals	Costs Incurred	2017
$8,054	$2,336	$(2,172)	$8,218

Activity -Three Months Ended December 31, 2016
Balance			Balance
September 30,			December 31,
2016	Accruals	Costs Incurred	2016
$6,324	$2,507	$(2,614)	$6,217

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

The following table reflects stock-based compensation expense recorded during the three months ended December 31, 2017 and 2016 (in thousands):

	Three Months Ended December 31,
	2017	2016
Restricted stock	$4,602	$2,365
Employee stock purchase plan	207	133
Total stock-based compensation expense	$4,809	$2,498

The fair value of restricted stock units is determined based on the number of shares granted and the closing price of the Company’s common stock quoted on the Nasdaq Stock Market on the date of grant. The Company recognizes stock-based compensation expense on a straight-line basis, net of estimated forfeitures, over the requisite service period. Additionally, the Company assesses the likelihood of achieving the performance goals against previously established performance targets in accordance with the Company’s long-term equity incentive plan for stock-based awards that vest upon or after the satisfaction of these goals.

During the first quarter of fiscal year 2018, the Company adopted the Accounting Standard Update (“ASU”) 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Upon adoption of ASU 2016-09, the Company made an accounting policy election to continue accounting for forfeitures by applying an estimated forfeiture rate. The adoption of ASU 2016-09 did not have an impact on the stock compensation expense amount recognized during the three months ended December 31, 2017 and accumulated deficit at December 31, 2017.

The Company grants restricted stock units that vest over a required service period and/or achievement of certain operating performance goals. Restricted stock units granted with performance goals may also have a required service period following the achievement of all or a portion of the goals. The following table reflects restricted stock units granted during the three months ended December 31, 2017 and 2016:

		Time-Based		Performance-
	Total Units	Units	Stock Grants	Based Units
Three months ended December 31, 2017	471,151	190,266	546	280,339
Three months ended December 31, 2016	951,266	362,113	815	588,338

Time-Based Grants

Restricted stock units granted with a required service period typically have three year vesting schedules in which one-third of awards vest at the first anniversary of the grant date, one-third vest at the second anniversary of the grant date and one-third vest at the third anniversary of the grant date, subject to the award holders meeting service requirements.

Stock Grants

During the three months ended December 31, 2017 and 2016, the Company granted and issued 546 and 815 units, respectively, to the members of the Company’s Board of Directors which were related to deferred quarterly dividends. The value of the units granted was equal to the value of cash dividends that would be paid on the number of deferred shares based on the closing price of the Company’s stock on the dividend record date. Such units vested upon their issuance, but receipt of the Company shares is deferred until the holders attain a certain age or cease to provide services to the Company as Board members. There were no annual awards of unrestricted shares of the Company stock and compensation-related restricted stock units granted to the members of the Company's Board of Directors during the three months ended December 31, 2017 and 2016, respectively.

Performance-Based Grants

Performance-based restricted stock units are earned based on the achievement of performance criteria established by the Human Resources and Compensation Committee of the Board of Directors. The criteria for performance-based awards are weighted and have threshold, target and maximum performance goals.

Performance-based awards granted in fiscal year 2017 allow participants to earn 100% of a targeted number of restricted stock units if the Company’s performance meets its target for each applicable financial metric, and up to a maximum of 200% of the restricted stock units target if the Company’s performance for such metrics meets the maximum threshold. Performance below the minimum threshold for each financial metric results in award forfeitures. Performance goals will be measured over a three year period at the end of fiscal year 2020 to determine the number of units earned by recipients who continue to meet a service requirement. Units held by recipients who fail to meet the continued service requirement are forfeited. Earned units for recipients who continue to meet the service requirements vest on the date the Company’s Board of Directors determines the number of units earned, which will be approximately the third anniversary of the grant date.

Performance-based awards granted in fiscal year 2016 also include provisions that allow participants to earn threshold, target and maximum awards ranging from 0% of the award for performance below the minimum threshold, 100% of the award for performance at target, and up to a maximum of 200% of the award if the Company achieves the maximum performance goals.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the three months ended December 31, 2017:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at September 30, 2017	2,474,011	$12.34
Granted	471,151	34.25
Vested	(586,352)	12.42
Forfeited	(14,737)	16.48
Outstanding at December 31, 2017	2,344,073	$16.75

The weighted average grant date fair value of restricted stock units granted during the three months ended December 31, 2017 and 2016 was $34.25 and $13.93, respectively. The fair value of restricted stock units vested during the three months ended December 31, 2017 and 2016 was $19.0 million and $11.3 million, respectively. During the three months ended December 31, 2017 and 2016, the Company remitted $6.3 million and $3.8 million, respectively, for withholding taxes on vested restricted stock units, of which $0.1 million was paid by the Company during the three months ended December 31, 2016. There were no taxes on vested restricted stock units paid by the Company during the three months ended December 31, 2017. During the three months ended December 31, 2017 and 2016, the Company received $6.3 million and $3.7 million, respectively, in cash proceeds from employees to satisfy their tax obligations as a result of share issuances.

As of December 31, 2017, the unrecognized compensation cost related to restricted stock units that are expected to vest is $33.2 million and will be recognized over an estimated weighted average service period of approximately 1.9 years.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan that allows its employees to purchase shares of common stock at a price equal to 85% of the fair market value of the Company’s stock at the beginning or the end of the semi-annual period, whichever is lower. There were no shares purchased by employees or issued by the Company under the employee stock purchase plan during the three months ended December 31, 2017 and 2016.

12. Earnings per Share

The calculations of basic and diluted net income per share and basic and diluted weighted average shares outstanding are as follows for the three months ended December 31, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended
	December 31,
	2017	2016
Net income	$16,486	$13,871

Weighted average common shares outstanding used in computing basic earnings per share	70,183	69,181
Dilutive common stock options and restricted stock units	681	689
Weighted average common shares outstanding used in computing diluted earnings per share	70,864	69,870

Basic net income per share	$0.23	$0.20
Diluted net income per share	$0.23	$0.20

During the three months ended December 31, 2017, 190,000 antidilutive restricted stock units were excluded from the computation of diluted earnings per share based on the treasury stock method. There were no such awards during the three months ended December 31, 2016.

13. Restructuring Charges

There were no restructuring charges recorded by the Company during the three months ended December 31, 2017. During the three months ended December 31, 2016, the Company recorded restructuring charges of $1.0 million related to severance. Such charges were comprised of: (i) $0.7 million of costs related to the Company-wide restructuring action, (ii) $0.2 million of costs attributable to the Brooks Semiconductor Solutions Group segment related to the integration of Contact Co., Ltd. after its acquisition by the Company, and (iii) $0.1 million of costs attributable to the Brooks Life Sciences segment related to streamlining the segment's management structure, integrating acquisitions and improving profitability.

The following is a summary of activity related to the Company’s restructuring charges for the three months ended December 31, 2017 and 2016 (in thousands):

	Activity -Three Months Ended December 31, 2017
	Balance			Balance
	September 30,			December 31,
	2017	Expenses	Payments	2017
Total restructuring liabilities related to workforce termination benefits	$1,708	$—	$(581)	$1,127

	Activity -Three Months Ended December 31, 2016
	Balance			Balance
	September 30,			December 31,
	2016	Expenses	Payments	2016
Total restructuring liabilities related to workforce termination benefits	$5,939	$975	$(3,687)	$3,227

As of December 31, 2017, accrued restructuring costs of $1.1 million were primarily attributable to the restructuring actions within the Brooks Semiconductor Solutions Group segment and comprised primarily of $0.8 million related to the consolidation of the Jena, Germany repair facility and $0.2 million related to streamlining field service operations. Accrued restructuring costs are expected to be paid within the next twelve months. Please refer to Note 15, “Restructuring and Other Charges” to the Company’s consolidated financial statements included in the 2017 Annual Report on Form 10-K for further information on the restructuring actions discussed above.

14. Segment Information

Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company’s Chief Executive Officer is the Company’s chief operating decision maker. The Company reports its financial results for two operating and reportable segments which consist of Brooks Semiconductor Solutions Group segment and Brooks Life Sciences segment. Please refer to Note 18, "Segment and Geographic Information" to the Company’s consolidated financial statements included in the 2017 Annual Report on Form 10‑K for further information on the operating segments’ description and accounting policies.

The following is the summary of the financial information for the Company’s operating and reportable segments for the three months ended December 31, 2017 and 2016 (in thousands):

	Brooks
	Semiconductor	Brooks
	Solutions Group	Life Sciences	Total

Three Months Ended December 31, 2017:
Revenue
Products	$120,203	$21,981	$142,184
Services	21,683	25,461	47,144
Segment revenue	$141,886	$47,442	$189,328
Gross profit	$59,453	$15,762	$75,215
Segment operating income (loss)	26,362	(140)	26,222
Depreciation expense	1,149	1,549	2,698

Three Months Ended December 31, 2016:
Revenue
Products	$109,395	$12,719	$122,114
Services	17,221	20,620	37,841
Segment revenue	$126,616	$33,339	$159,955
Gross profit	$45,468	$11,475	$56,943
Segment operating income (loss)	17,371	112	17,483
Depreciation expense	1,275	1,090	2,365

Assets:
December 31, 2017	$340,367	$382,884	$723,251
September 30, 2017	325,408	306,666	632,074

The following is a reconciliation of the Company’s operating and reportable segments’ operating income and segment assets to the corresponding amounts presented in the accompanying unaudited Consolidated Balance Sheets and Consolidated Statements of Operations for the three months ended December 31, 2017 and 2016 (in thousands):

	Three Months Ended
	December 31,
	2017	2016
Segment operating income	$26,222	$17,483
Amortization of acquired intangible assets	4,589	3,064
Restructuring charges	—	975
Other unallocated corporate expenses	793	283
Total operating income	$20,840	$13,161

	December 31,	September 30,
	2017	2017
Segment assets	$723,251	$632,074
Cash, cash equivalents and marketable securities	231,882	104,292
Deferred tax assets	1,642	1,692
Equity method investments	30,902	28,570
Total assets	$987,677	$766,628

15. Significant Customers

The Company had one customer within the Brooks Semiconductor Solutions Group segment that accounted for 10% or more of its consolidated revenue, at 11%, during each of the three months ended December 31, 2017 and 2016.  As of December 31, 2017 and September 30, 2017, the Company had no customers that accounted for 10% or more of the Company’s total receivables.

For purposes of determining the percentage of revenue generated from any of the Company’s original equipment manufacturer (the "OEM") customers, the Company does not include revenue from products sold to contract manufacturer customers who in turn sell to the OEMs. If the Company included revenue from products sold to contract manufacturer customers supporting the Company’s OEM customers, the percentage of the Company’s total revenue derived from certain OEM customers would be higher.

16. Commitments and Contingencies

Letters of Credit

At each of December 31, 2017 and September 30, 2017, the Company had approximately $3.5 million of letters of credit outstanding related primarily to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from our customers in the event that the product is not delivered or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if the Company fails to meet certain contractual requirements. None of these obligations were called during the three months ended December 31, 2017 and the fiscal year ended September 30, 2017, and the Company currently does not anticipate any of these obligations to be called in the near future.

Purchase Commitments

The Company has non-cancellable contracts and purchase orders for inventory of $128.6 million and $122.0 million, respectively, at December 31, 2017  and September 30, 2017.

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

17. Subsequent Events

Dividend

On January 31, 2018, the Company’s Board of Directors declared a cash dividend of $0.10 per share payable on March 23, 2018 to common stockholders of record as of March 2, 2018. Dividends are declared at the discretion of the Company’s Board of Directors and depend on the Company’s actual cash flows from operations, its financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes principal factors affecting the results of our operations, financial condition and liquidity, as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our unaudited consolidated financial statements included elsewhere in this Quartely Report on Form 10-Q. Our MD&A is organized as follows:

•

Overview. This section provides a general description of our business and operating segments, as well as a brief discussion and overall analysis of our business and financial performance, including key developments affecting the Company during the three months ended December 31, 2017 and 2016.

•

Critical Accounting Policies and Estimates. This section discusses accounting policies and estimates that require us to exercise subjective or complex judgments in their application. We believe these accounting policies and estimates are important to understanding the assumptions and judgments incorporated in our reported financial results.

•	Results of Operations. This section provides an analysis of our financial results for the three months ended December 31, 2017 compared to the three months ended December 31, 2016.
•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and changes in cash flows, as well as a discussion of available borrowings and contractual commitments.

You should read the MD&A in conjunction with our unaudited consolidated financial statements and related notes beginning on page 3 of this Quarterly Report on Form 10-Q. In addition to historical information, the MD&A contains forward-looking statements that involve risks and uncertainties. You should read “Information Related to Forward-Looking Statements” included below for a discussion of important factors that could cause our actual results to differ materially from our expectations.

Information Related to Forward-Looking Statements

This Quarterly Report on Form 10‑Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “likely” or similar statements or variations of such terms. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, margins, costs, earnings, profitability, product development, demand, acceptance and market share, competitiveness, market opportunities and performance, levels of research and development, the success of our marketing, sales and service efforts, outsourced activities, operating expenses, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customers’ success, tax expenses, our management’s plans and objectives for our current and future operations and business focus, our adoption of the newly issued accounting guidance, the levels of customer spending, general economic conditions, the sufficiency of financial resources to support future operations, capital expenditures and future acquisitions, divestitures and other strategic transactions. Such statements are based on current expectations and involve risks, uncertainties and other factors which may cause the actual results, our performance or our achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the Risk Factors which are set forth in our Annual Report on Form 10‑K for the fiscal year ended September 30, 2017 and which are incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this Quarterly Report on Form 10‑Q or to reflect the occurrence or effect of anticipated or unanticipated events. Precautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10‑Q. Any additional precautionary statements made in our 2017 Annual Report on Form 10‑K should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10‑Q.

Unless the context indicates otherwise, references in this Quarterly Report on Form 10‑Q to "we", "us", "our" and "the Company" refer to Brooks Automation, Inc. and its subsidiaries.

OVERVIEW

We are a leading global provider of automation and cryogenic solutions for multiple applications and markets. We primarily serve the semiconductor capital equipment market and sample management market for life sciences. Our leadership position and global support structure in each of these markets makes us a valued business partner to the some of the world’s largest semiconductor capital equipment and device makers, as well as pharmaceutical and life science research institutions in the world. Our offerings are also applied to industrial capital equipment and other adjacent technology markets.

In the semiconductor capital equipment market, equipment productivity and availability are critical factors for our customers who typically operate equipment under demanding temperature and/or pressure environments. Our automation and cryogenics capabilities are demonstrated in our various robotic automation and cryogenic vacuum pump offerings, both of which are used by semiconductor manufacturers in the processing of silicon wafers into integrated circuits. Although the demand for semiconductors and semiconductor manufacturing equipment is cyclical, resulting in periodic expansions and contractions of this market, we expect the semiconductor equipment market to remain one of our principal markets as we continue making investments to maintain and grow our semiconductor product and service offerings. We invest in research and development initiatives within the Brooks Semiconductor Solutions Group segment to maintain continued leadership positions in the markets we serve. A majority of our research and development spending advances our current product lines and drives innovations for new product offerings.

In the life sciences sample management market, we utilize our core competencies and capabilities in automation and cryogenics to provide comprehensive bio-sample management solutions to a broad range of end markets within the life sciences industry. Our offerings include automated ultra-cold storage freezers, consumable sample storage containers, instruments which assist in the workflow of sample management, and both complete on-site and off-site full sample management services. We expect the life sciences sample management market to remain one of our principal markets for our product and service offerings and provide favorable opportunities for the growth of our overall business. Over the past several years, we have acquired and developed essential capabilities required to strategically address the sample management needs across multiple end markets within the life sciences industry. In October 2017, we acquired all of the outstanding capital stock of 4titude Limited, or 4titude, a U.K.-based manufacturer of scientific consumables for biological sample materials used in a variety of genomic and DNA analytical applications, for a total purchase price of $65.2 million, net of cash acquired. The acquisition will expand our existing offerings of consumables and instruments within the Brooks Life Sciences segment. Please refer to Note 4, “Acquisitions” in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10‑Q for further information on this transaction. Since entering the life sciences industry, we have also strengthened and broadened our product portfolio and market reach by investing in internal product development. During fiscal years 2017 and 2016, more than 23% of our cumulative research and development spending was focused on innovating and advancing solutions in the life sciences sample management market. In fiscal year 2016, we commercialized the internally developed Biostore III Cryo, an automated system which incorporates sample retrieval, archiving, monitoring, tracking, inventory control, and related enterprise systems connectivity with the industry’s leading cryogenic sample storage freezers. In fiscal year 2017, we launched BioStudies, a bioinformatics sample intelligence software platform that enables customers to manage their global samples. We expect to continue investing in research and development and making strategic acquisitions and other investments with the objective of expanding our offerings in the life sciences sample management market.

We report our financial results for two operating and reportable segments which consist of Brooks Semiconductor Solutions Group segment and the Brooks Life Sciences segment.

Business and Financial Performance

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

Results of Operations- Revenue for the three months ended December 31, 2017 increased to $189.3 million, or by 18%, as compared to the corresponding period of the prior fiscal year. Gross margin was 39.7% for the first quarter of fiscal year 2018 as compared to 35.6% for the first quarter of fiscal year 2017, which resulted in an increase in gross profit of $18.3 million. Operating expenses were $54.4 million during the first quarter of fiscal year 2018 as compared to $43.8 million during the first quarter of fiscal year 2017, an increase of $10.6 million. Operating income was $20.8 million during the first quarter of fiscal year 2018 as compared to $13.2 million for the corresponding period of the prior fiscal year. Revenue growth and gross margin improvement drove higher gross profits of $18.3 million, partially offset by an increase in operating expenses. Net income was $16.5 million for the three months ended December 31, 2017 as compared to $13.9 million for the corresponding period of the prior fiscal year. The increase of $2.6 million was primarily attributable to the increase in operating income of $7.7 million, as noted above, partically offset by the impact of non-operating expenses which reduced net income by $5.3 million compared to the corresponding period of the prior fiscal year.

Cash Flows and Liquidity- Cash and cash equivalents and marketable securities were $231.9 million at December 31, 2017 as compared to $104.3 million at September 30, 2017. The increase in cash and cash equivalents and marketable securities of $127.6 million was primarily attributable to cash inflows of $197.6 million related to proceeds from the term loan and cash inflows of $3.2 million generated from our operating activities, partially offset by cash outflows related to acquisition payments of $65.1 million, dividend payments of $7.1 million made to our shareholders during the first quarter of fiscal year 2018, as well as capital expenditures of $2.7 million. Cash inflows of $3.2 million generated from operating activities during the three months ended December 31, 2017 were comprised primarily of earnings of $27.1 million, including net income of $16.5 million and the impact of non-cash related charges of $10.6 million, partially offset by uses of cash of $23.9 million related to the changes in our operating assests and liabilities, net of acquisitions. Please refer to "Liquidity and Capital Resources" section below for a detailed discussion of our liquidity and changes in cash flows for the three months ended December 31, 2017 compared to the three months ended December 31, 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our unaudited consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles, or GAAP. The preparation of the interim consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to revenue, bad debts, inventories, long-lived assets, derivative instruments, goodwill, intangible assets other than goodwill, income taxes, warranty obligations, pensions and stock-based compensation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. We evaluate current and anticipated worldwide economic conditions, both in general and specifically in relation to the semiconductor and life science industries, that serve as a basis for making judgments about the carrying values of assets and liabilities that are not readily determinable based on information from other sources. Actual results may differ from these estimates under different assumptions or conditions that could have a material impact on our financial condition and results of operations.

For further information with regard to our significant accounting policies and estimates, please refer to Note 2, "Summary of Significant Accounting Policies" in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quartely Report on Form 10‑Q and in the Notes to our audited consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in our 2017 Annual Report on Form 10‑K.

Recently Issued Accounting Pronouncements

For a summary of recently issued accounting pronouncements applicable to our unaudited consolidated financial statements, please refer to Note 2, "Summary of Significant Accounting Policies" in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quartely Report on Form 10‑Q.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

Revenue

We reported revenue of $189.3 million for the three months ended December 31, 2017, compared to $160.0 million for the corresponding period of the prior fiscal year, an increase of $29.4 million, or 18%. We reported revenue growth in both the Brooks Semiconductor Solutions Group segment and the Brooks Life Sciences segment. The impact of changes in foreign currency exchange rates favorably affected revenue by $2.4 million during the three months ended December 31, 2017 when compared to the corresponding period of the prior fiscal year.

Our Brooks Semiconductor Solutions Group segment reported revenue of $141.9 million for the three months ended December 31, 2017 compared to $126.6 million for the corresponding period of the prior fiscal year. The increase of $15.3 million, or 12%, reflects increases in sales of cryogenic pump products, robotic automation products and services and related spare parts, partially offset by a decline in sales of contamination controls systems. The increase in revenue includes the favorable impact of changes in foreign currency exchange rates of $1.9 million during the three months ended December 31, 2017. The semiconductor markets are cyclical, and often fluctuate significantly from quarter to quarter. Demand for our Brooks Semiconductor Solution Group products is affected by these cycles.

Our Brooks Life Sciences segment reported revenue of $47.4 million for the three months ended December 31, 2017 compared to $33.3 million for the corresponding period of the prior fiscal year. The increase of $14.1 million, or 42%, was primarily from internal growth of $7.7 million, principally in sample storage services, automated storage systems, consumables and instruments, and software. Additionally, the acquisitions of 4titude, Pacific Bio-Material Management, Inc. and Novare, LLC, or PBMMI, and Cool Lab, LLC, or Cool Lab, contributed incremental revenue of $6.4 million. Brooks’ Life Sciences internal revenue growth was favorably affected by foreign currency exchange rates which increased revenue by $0.5 million during the three months ended December 31, 2017 as compared to the corresponding period of the prior fiscal year.

Revenue generated outside the United States amounted to $117.2 million, or 62% of total revenue, for the three months ended December 31, 2017 compared to $106.8 million, or 67% of total revenue, for the corresponding period of the prior fiscal year. We have one customer within the Brooks Semiconductor Solutions Group segment that accounted for approximately 11% of our consolidated revenue during each of the three months ended December 31, 2017 and 2016.

Gross Margin

We reported gross margins of 39.7% for the three months ended December 31, 2017 compared to 35.6% for the corresponding period of the prior fiscal year. Gross margin increased in the Brooks Semiconductor Solutions Group segment by 6.0 percentage points and declined in the Brooks Life Sciences segment by 1.2 percentage points. Cost of revenue for the three months ended December 31, 2017 and 2016 included $0.9 million and $1.0 million, respectively, of charges for amortization related to completed technology, as well as $1.2 million and $0.1 million, respectively, of charges related to the sale of inventories obtained in acquisitions to which a step-up in value was applied in purchase accounting. Excluding the purchasing accounting impact and the amortization of completed technology, margins expanded 4.6 percentage points.

Our Brooks Semiconductor Solutions Group segment reported gross margins of 41.9% for the three months ended December 31, 2017 as compared to 35.9% for the corresponding period of the prior fiscal year. The increase is driven by a favorable mix, volume leverage, lower costs related to materials and our service operations and a favorable impact of changes in foreign currency exchange rates. Cost of revenue during the three months ended December 31, 2017 and 2016 included $0.5 million and $0.6 million, respectively, of amortization related to completed technology. Excluding the amortization of completed technology, margins expanded 5.9 percentage points.

Our Brooks Life Sciences segment reported gross margins of 33.2% for the three months ended December 31, 2017 as compared to 34.4% for the corresponding period of the prior fiscal year. The decrease was a result of higher production costs and higher charges related to the sale of inventories obtained in acquisitions to which a step-up in value was applied in purchase accounting. Such charges were $1.2 million during the three months ended December 31, 2017 compared to $0.1 million during the corresponding period of the prior fiscal year. These increases were partially offset by a more favorable mix of products and services, volume leverage and higher margins on automated storage systems, consumables, and sample storage services. Cost of revenue during each of the three months ended December 31, 2017 and 2016 also included $0.4 million of amortization related to completed technology. Excluding the purchasing accounting impact and the amortization of completed technology, margins expanded 0.7 percentage points.

Research and Development

Research and development expenses were $13.2 million during the three months ended December 31, 2017 as compared to $10.8 million during the corresponding period of the prior fiscal year. The increase of $2.4 million reflects higher costs of $1.4 million within the Brooks Semiconductor Solutions Group segment and $1.0 million within the Brooks Life Sciences segment which were primarily attributable to higher employee-related costs and project spending to support new product development and the growth of our business.

Selling, General and Administrative

Selling, general and administrative expenses were $41.2 million for the three months ended December 31, 2017 as compared to $32.0 million for the corresponding period of the prior fiscal year. The increase of $9.2 million was primarily attributable to: (i) higher employee-related costs driven by increased incentive bonuses and higher salaries resulting from hiring additional personnel to support the growth of our business, (ii) higher stock-based compensation expense driven mostly by higher estimates of the expected payout related to the achievement of performance goals for our performance-based awards, as well as (iii) higher expenses related to the acquisitions of PBMMI and 4titude. Amortization expense related primarily to customer relationships was $4.6 million during the first quarter of fiscal year 2018 as compared to $3.1 million during the corresponding period of the prior fiscal year. Merger-related costs were $0.6 million and $0.2 million, respectively, during the three months ended December 31, 2017 and 2016.

Restructuring Charges

There were no restructuring charges recorded during the three months ended December 31, 2017. During the three months ended December 31, 2016, we recorded restructuring charges of $1.0 million which were related to severance and comprised of: (i) $0.7 million of costs related to the Company-wide restructuring action, (ii) $0.2 million of costs attributable to the Brooks Semiconductor Solutions Group segment related to the integration of Contact Co., Ltd. which we acquired in fiscal year 2015, and (iii) $0.1 million of costs attributable to the Brooks Life Sciences segment related to streamlining the segment's management structure, integrating acquisitions and improving profitability. Please refer to Note 15, “Restructuring and Other Charges” to our consolidated financial statements and “Restructuring Charges” to our consolidated financial statements included under Item 8, “Financial Statements and Supplementary Data” included in our 2017 Annual Report on Form 10-K for further information on these restructuring actions.

Non-Operating Income (Expenses)

Gain on Settlement of Equity Method Investment- During the three months ended December 31, 2016, we recognized a gain of $1.8 million on the settlement of the equity method investment in BioCision which was included as a part of the non-cash consideration for an acquisition of Cool Lab in November 2016. Please refer to Note 3, “Acquisitions” to our consolidated financial statements included in our 2017 Annual Report on Form 10-K for further information on this transaction.

Interest Expense- During the three months ended December 31, 2017, we recorded interest expense of $2.2 million which was primarily related to the term loan originated on October 4, 2017. Please refer to the “Liquidity and Capital Resources” section below for further information on the term loan.

Other expenses, net. During the three months ended December 31, 2017 and 2016, we recorded other expenses, net of $1.7 million and $0.3 million respectively. The increase of $1.4 million was primarily attributable to an increase in foreign currency exchange losses during the three months ended December 31, 2017 as compared to the corresponding period of the prior fiscal year. Please refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk – Currency Rate Exposure” in this Quartely Report on Form 10-Q for additional information about these currency exchange losses. Additionally, we recognized higher losses of $0.2 million during the first quarter of fiscal year 2017 related to fair value measurement of convertible debt securities in BioCision. Please refer to Note 3, “Acquisitions” to our consolidated financial statements included on the 2017 Annual Report in the Form 10-K for further information on this transaction.

Income Tax Provision

During the three months ended December 31, 2017 and 2016, we recorded an income tax provision of $2.9 million and $2.8 million, respectively. The tax provision for the three months ended December 31, 2017 was primarily driven by the foreign income generated during the current quarter. This provision is partially offset by $0.3 million of tax benefits related to the reduction of reserves for unrecognized tax benefits and $0.7 million of tax benefits related to the re-measurement of net U.S. deferred tax liabilities at the reduced 21 percent federal income tax rate. The income tax provision for the three months ended December 31, 2016 was primarily driven by foreign income generated during the quarter, partially offset by $0.7 million of tax benefits related to the reduction of reserves for unrecognized tax benefits.  For additional discussion of the calculation of our income tax liabilities, please refer to Note 9, "Income Taxes", in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" of this Form 10-Q.

During the three months ended December 31, 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was enacted in the U.S., making significant tax law changes affecting us. The SEC has issued Staff Accounting Bulletin 118 (“SAB 118”), which has provided guidance for companies that have not completed the accounting for the income tax effects of Tax Reform.  Under SAB 118, a company may report provisional amounts based on reasonable estimates where the accounting is incomplete. These amounts are subject to adjustments during a measurement period of up to one year beginning in the reporting period of the enactment date.

Upon the enactment of Tax Reform, we are subject to a toll charge in the U.S. on our previously untaxed accumulated foreign earnings. The toll charge is treated as an inclusion of our accumulated foreign earnings in U.S. taxable income during the tax year ended September 30, 2018. Any taxes due associated with the toll charge will be payable over an eight year period. We have estimated that our accumulated foreign earnings are $120 million, which is a provisional amount subject to the measurement period described in Staff Accounting Bulletin 118. There are still incomplete components related to the accumulated foreign earnings calculations for older tax years that require additional time to complete the calculations. We also have a history of foreign mergers and acquisitions, and proper determination of the impact on the accumulated earnings is complex. We have not recorded any provision for currently estimated tax inclusion associated with the toll charge as sufficient previously un-benefited tax attributes, with valuation allowances, exist to offset the inclusion income or resulting tax.

As a result of Tax Reform, we calculated its U.S. tax provision for the three months ended December 31, 2017 using a blended U.S. statutory tax rate of 24.5%, which is a prorated allocation of the 35% rate which was in effect prior to tax reform through December 31, 2017 and the 21% rate which will be in effect for the remainder of the fiscal year. The Company recorded a discrete benefit of $0.7 million in the three months ended December 31, 2017 due to the impact of the U.S. rate change on its net U.S. deferred tax liabilities.

Equity in Earnings of Equity Method Investments

During the three months ended December 31, 2017, we recorded income of $2.2 million from our equity method investments as compared to $1.9 million during the corresponding period of the prior fiscal year. The increase of $0.2 million was primarily attributable to higher income generated from ULVAC Cryogenics, Inc., or UCI, during the first quarter of fiscal year 2018 as compared to the corresponding period of the prior fiscal year.

During the three months ended December 31, 2016, we incurred losses of $0.5 million from our investment in BioCision which was settled during the first quarter of fiscal year 2017 as a part of the non-cash consideration for the acquisition of Cool Lab in November 2016. Please refer to Note 3, “Acquisitions” to our consolidated financial statements and “Equity in Earnings of Equity Method Investments” section of Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Annual Report on Form 10-K for further information on this transaction.

LIQUIDITY AND CAPITAL RESOURCES

A considerable portion of our revenue is dependent on the demand for semiconductor capital equipment which historically has experienced periodic downturns. We believe that we have adequate resources to fund our currently planned working capital and capital expenditure requirements, as well as to service debt and pay interest for the next twelve months. The cyclical nature of our served markets and uncertainty in the current global economic environment make it difficult for us to predict longer-term liquidity requirements with sufficient certainty. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available to us on acceptable terms or otherwise, we may be unable to successfully develop or enhance products and services, respond to competitive pressure or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business, financial condition and operating results.

Our cash balances are held in numerous locations throughout the world, with substantial majority of those amounts located in the United States. As of December 31, 2017, we had cash and cash equivalents of $202.3 million, of which $81.2 million was held outside of the United States. If these funds are needed for U.S. operations, we would be required to accrue withholding tax liabilities to repatriate these funds. As a result of recent changes in U.S. tax legislation, any repatriation in the future would not result in U.S. federal income tax. Our intent is to permanently reinvest these funds outside of the United States and our current operating plans do not demonstrate a need to repatriate these funds for our U.S. operations. At December 31, 2017 and September 30, 2017, we had marketable securities of $29.5 million and $2.7 million, respectively, which were held in the United States. Our marketable securities are generally readily convertible to cash without an adverse impact. We believe that our current cash balance, marketable securities portfolio, access to the revolving line of credit, as well as to debt and capital markets along with cash flows from operations will satisfy working capital, financing activities, debt service and capital expenditure requirements for the next twelve months.

On October 4, 2017, we entered into a $200.0 million Senior Secured Term Loan Facility, or the term loan, with Morgan Stanley Senior Funding, Inc., JPMorgan Chase Bank, N.A. and Wells Fargo Securities, LLC, or collectively, the lenders. The term loan was issued at $197.6 million, or 98.8% of its par value, resulting in a discount of $2.4 million, or 1.2%, which represented loan origination fees paid at the closing. We incurred additional deferred financing costs of $0.4 million during the three months ended December 31, 2017. At December 31, 2017, the outstanding term loan principal balance was $200.0 million, net of unamortized deferred financing costs of $2.7 million. The loan proceeds will be used for acquisitions and general corporate purposes. As of December 31, 2017, we had approximately $51.1 million available for borrowing under the line of credit. There were no amounts outstanding pursuant to the line of credit as of December 31, 2017 and September 30, 2017. The amount of funds available for borrowing under the line of credit arrangement may fluctuate each period based on our borrowing base availability. Please refer to the “Capital Resources” section below for further information on the term loan and the line of credit.

Overview of Cash Flows and Liquidity

Our cash, cash equivalents and marketable securities as of December 31, 2017 and September 30, 2017 consist of the following (in thousands):

	December 31, 2017	September 30, 2017
Cash and cash equivalents	$202,339	$101,622
Short-term marketable securities	15,658	28
Long-term marketable securities	13,885	2,642
	$231,882	$104,292

Three Months Ended December 31, 2017  Compared to Three Months Ended December 31, 2016

Overview

Cash and cash equivalents and marketable securities were $231.9 million at December 31, 2017 as compared to $104.3 million at September 30, 2017. The increase in cash and cash equivalents and marketable securities of $127.6 was primarily attributable to cash inflows of $197.6 million related to proceeds from the term loan and cash inflows of $3.2 million generated from our operating activities, partially offset by cash outflows related to acquisitions of $65.1 million, dividend payments of $7.1 million made to our shareholders during the first quarter of fiscal year 2018, as well as capital expenditures of $2.7 million.

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as earnings, working capital needs and the timing of payments for income taxes, restructuring activities and other operating charges impact reported cash flows.

Cash flows provided by operating activities were $3.2 million during the three months ended December 31, 2017, comprised primarily of earnings of $27.1 million, including net income of $16.5 million and the impact of non-cash related charges of $10.6 million, partially offset by the uses of cash of $23.9 million related to the changes in our operating assets and liabilities. The changes in operating assets and liabilities that resulted in a use of cash consisted primarily of an increase in accounts receivable as a result of higher revenue and timing of billings, a decrease in accrued compensation and tax withholdings as a result of year-end cash incentive bonus payments and an increase in inventory levels to support the growth of our business. These uses of cash were partially offset by sources of cash related primarily to increases in accounts payable and prepaid expenses and other current assets.

Cash flows provided by operating activities were $18.7 million during the three months ended December 31, 2016 and comprised primarily of earnings of $18.9 million, including net income of $13.9 million and the impact of non-cash related charges of $5.0 million, partially offset by the uses of cash of $0.2 million related to the changes in our operating assets and liabilities. The changes in operating assets and liabilities that resulted in a use of cash were comprised primarily of an increase in accounts receivable as a result of higher revenue and timing of billings and decreased accrued compensation and tax withholdings as a result of year end incentive bonus payments. These uses of cash were partially offset by sources of cash related primarily to increases in accounts payable and deferred revenue due to the timing of customer billings.

Investing Activities

Cash flows from investing activities consist primarily of cash used for acquisitions, capital expenditures and purchases of marketable securities, as well as cash proceeds generated from sales and maturities of marketable securities.

Cash used in investing activities was $94.3 million during the three months ended December 31, 2017 as compared to $9.3 million during the corresponding period of the prior fiscal year. Cash used in investing activities of $94.3 million during the first quarter of fiscal year 2018 included cash payments of $65.1 million for the acquisitions, $26.9 million for the purchases of marketable securities and $2.7 million of capital expenditures.

Cash used in investing activities of $9.3 million during the three months ended December 31, 2016 included a cash payment of $5.3 million for the acquisitions and $3.8 million of capital expenditures.

Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology infrastructure. Capital expenditures were $2.7 million during the first quarter of fiscal year 2018 as compared to $3.8 million during the corresponding period of the prior fiscal year. The decrease of $1.1 million was primarily attributable to lower investments made in our capital asset infrastructure during the first quarter of fiscal year 2018 compared to the corresponding period of the prior fiscal year.

Financing Activities

Cash provided by financing activities was $190.2 million during the three months ended December 31, 2017 as compared to cash of $7.0 million used in financing activities during the corresponding period of the prior fiscal year. Cash provided by financing activities was $190.2 million during the first quarter of fiscal year 2018 and included cash inflows of $197.6 million related to proceeds from the term loan originated in October 2017, partially offset by cash dividend payments of $7.1 million.

Cash used in financing activities was $7.0 million during the first quarter of fiscal year 2017 related to cash dividend payments.

Capital Resources

Senior Secured Term Loan Facility

On October 4, 2017, we entered into the $200.0 million term loan with the lenders. The term loan was issued at $197.6 million, or 98.8% of its par value, resulting in a discount of $2.4 million, or 1.2%, which represented loan origination fees paid at the closing. We incurred additional deferred financing costs of $0.4 million during the three months ended December 31, 2017. The loan proceeds are used for acquisitions and general corporate purposes. Please refer to Note 8, "Debt" in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" on this Form 10-Q for further information on the terms and conditions of the term loan.

At December 31, 2017, the outstanding term loan principal balance was $200.0 million, excluding unamortized deferred financing costs of $2.7 million. The term loan matures and becomes fully payable on October 4, 2024. Installment principal payments equal to 0.25% of the initial principal amount of the term loan are payable on the last day of each quarter, with any remaining principal amount becoming due and payable on the maturity date. We will begin making principal payments under the term loan starting with the second quarter of fiscal year 2018. Subject to certain conditions stated in the term loan agreement, we may redeem the term loan at any time at our option without a significant premium or penalty, except for a repricing transaction, as defined in the term loan agreement. We would also be required to redeem the term loan at the principal amount then outstanding upon occurrence of certain events, as set forth in the term loan agreement. Commencing on December 31, 2018, we will be required to make principal payments equal to the excess cash flow amount, as defined in the term loan agreement. Please refer to Note 8, "Debt" in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" on this Form 10-Q for further information on future minimum principal payment obligations under the term loan as of December 31, 2017.

Borrowings under the term loan bear variable interest rates, at our option, based on either LIBOR, the federal funds effective rate, as well as the prime rate plus an applicable percentage. As a result, we may experience exposure to interest rate risk due to the potential volatility associated with the variable interest rates on the term loan. If rates increase, we may be subject to higher costs of servicing the loan which could reduce our profitability and cash flows. The applicable interest rate was initially set at 4% upon the term loan issuance and established based on the six-month LIBOR rate applicable at that time plus a margin of 2.50%. During the three months ended December 31, 2017, the weighted average stated interest rate on the term loan was 4% which will remain in effect until March 4, 2018. During the three months ended December 31, 2017, we incurred interest expense of $2.0 million on the term loan which will be paid in the second quarter of fiscal year 2018. Our debt service requirements are expected to be funded through our existing sources of liquidity and operating cash flows.

The term loan agreement contains certain customary representations and warranties, covenants and events of default. As of December 31, 2017, we were in compliance with all covenants and conditions under the term loan agreement.

Line of Credit Facility

We maintain a revolving line of credit with Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A that provides for revolving credit financing of up to $75.0 million, subject to borrowing base availability, as defined in the line of credit agreement. The line of credit matures on October 4, 2022.  The proceeds from the line of credit are available for permitted acquisitions and general corporate purposes. Please refer to Note 7, "Line of Credit" in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" on this Form 10-Q for further information on the terms and conditions of the line of credit.

As of December 31, 2017, we had approximately $51.1 million available for borrowing under the line of credit. There were no amounts outstanding pursuant to the line of credit as of December 31, 2017 and September 30, 2017. The amount of funds available for borrowing under the line of credit arrangement may fluctuate each period based on our borrowing base availability. The line of credit contains certain customary representations and warranties, a financial covenant, affirmative and negative covenants, as well as events of default. We were in compliance with the line of credit covenants as of December 31, 2017 and September 30, 2017. We believe we will be able to generate sufficient cash in the United States and foreign jurisdictions to fund future operating costs. We secured the revolving line of credit as an additional assurance for maintaining liquidity in the United States during potentially severe downturns of the cyclical semiconductor market, as well as for strategic investments and acquisitions.

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

Dividends

On January 31, 2018, our Board of Directors approved a cash dividend of $0.10 per share of our common stock. The total dividend of approximately $7.0 million will be paid on March 23, 2018 to shareholders of record at the close of business on March 2, 2018. Dividends are declared at the discretion of our Board of Directors and depend on actual cash flow from operations, our financial condition, debt service and capital requirements, as well as any other factors our Board of Directors may consider relevant. We intend to pay quarterly cash dividends in the future; however, the amount and timing of these dividends may be impacted by the cyclical nature of certain markets we serve. We may reduce, delay or cancel a quarterly cash dividend based on the severity of a cyclical downturn.

Share Repurchase Program

On September 29, 2015, our Board of Directors approved a share repurchase program for up to $50 million worth of our common stock. The timing and amount of any shares repurchased will be based on market and business conditions, legal requirements and other factors and may be commenced or suspended at any time at our discretion. There were no shares repurchased under this program during the three months ended December 31, 2017.

Contractual Obligations and Requirements

Our inventory purchase commitments were $128.6 million and $122.0 million, respectively, at December 31, 2017 and September 30, 2017. Except as disclosed below regarding letters of credit, there have been no material changes to our contractual obligations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our 2017 Annual Report on Form 10‑K.

At December 31, 2017, we had approximately $3.5 million of letters of credit outstanding related primarily to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from our customers in the event that the product is not delivered or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if we fail to meet certain contractual requirements. None of these obligations were called during the three months ended December 31, 2017, and we currently do not anticipate any of these obligations to be called in the near future.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including fluctuations in foreign currency exchange rates and changes in interest rates affecting interest payments on our term loan and investment return on our cash, cash equivalents and marketable securities.

Interest Rate Exposure

Our term loan bears variable interest rates which subjects us to interest rate risk. Our primary interest rate risk exposure results from changes in the short-term LIBOR rate, the federal funds effective rate and the prime rate. As of December 31, 2017, the weighted average stated interest rate on the term loan was 4%. At December 31, 2017, the outstanding term loan principal balance was $200.0 million, excluding unamortized deferred financing costs of $2.7 million. During the three months ended December 31, 2017, we incurred interest expense of $2.0 million on the term loan. A hypothetical 100 basis point change in interest rates would result in a $0.5 million change in interest expense incurred during the three months ended December 31, 2017.

Our cash and cash equivalents consist principally of money market securities that are short-term in nature. Our short-term and long-term investments consist mostly of highly rated corporate debt securities, U.S. Treasury securities, and obligations of U.S. Government Agencies and other municipalities. At December 31, 2017, $20.3 million of marketable securities were in net unrealized loss positions which were included in "Accumulated Other Comprehensive Income" in the unaudited Consolidated Balance Sheets included elsewhere in this Quarterly Report on Form 10 Q. A hypothetical 100 basis point change in interest rates would result in $0.3 million increase in interest income earned during the three months ended December 31, 2017.

Currency Rate Exposure

We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were approximately 29% and 37% of our total sales, respectively, during the three months ended December 31, 2017 and 2016. These sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.

In the normal course of our business, we have liquid assets denominated in non-functional currencies which include cash, short-term advances between our legal entities and accounts receivable which are subject to foreign currency exposure. Such balances were approximately $129.5 million and $51.6 million, respectively, at December 31, 2017 and September 30, 2017, and related to the Euro, British Pound and a variety of Asian currencies. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to mitigate our exposures to currency movement. We incurred foreign currency losses of $2.0 million and $0.5 million, respectively, during the three months ended December 31, 2017 and 2016, which related to the currency fluctuation on these balances between the time the transaction occurred and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at December 31, 2017 and 2016 would result in an approximate change of $0.6 million and $0.3 million, respectively, in our net income during the three months ended December 31, 2017 and 2016.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. We cannot predict the ultimate outcome of such legal proceedings or in certain instances provide reasonable ranges of potential losses. However, as of the date of this Quarterly Report on Form 10‑Q, we believe that none of these claims will have a material adverse effect on our consolidated financial condition or results of operations. In the event of unexpected subsequent developments and given the inherent unpredictability of these legal proceedings, there can be no assurance that our assessment of any claim will reflect the ultimate outcome and an adverse outcome in certain matters could, from time-to-time, have a material adverse effect on our consolidated financial condition or results of operations in particular quarterly or annual periods.

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under Item 1A. Risk Factors in our 2017 Annual Report on Form 10‑K. There have been no material changes from the risk factors disclosed in our 2017 Annual Report on Form 10‑K. We may disclose changes to risk factors or additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

On September 29, 2015, our Board of Directors approved a share repurchase program for up to $50 million worth of our common stock. The timing and amount of any shares repurchased are based on market and business conditions, legal requirements and other factors and may be commenced or suspended at any time at our discretion. There were no shares repurchased under this program during the three months ended December 31, 2017.

Item 6. Exhibits

The following exhibits are included herein:

Exhibit No.	Description

3.01

Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.01 to the Company’s registration statement on Form S-3 (Reg. No. 333-189582), filed on June 25, 2013.

3.02	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.01 of the Company’s current report on Form 8-K, filed on February 11, 2008).

3.03

Amendment to Amended and Restated Bylaws of the Company, dated August 1, 2017 (incorporated herein by reference to Exhibit 3.02 of the Company’s quarterly report on Form 10-Q, filed on August 4, 2017).

4.01	Brooks Automation, Inc. Amended and Restated Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Form 10-K, filed on November 17, 2017).

10.01

Consent and First Amendment to Credit Agreement, dated October 4, 2017, by and among Wells Fargo Bank, National Association, as Administrative Agent, Brooks Automation, Inc. and BioStorage Technologies Inc. (incorporated herein by reference to Exhibit 10.24 of the Company’s annual report on Form 10-K filed on November 17, 2017).

10.02

Credit Agreement dated October 4, 2017 by and among Brooks Automation, Inc., Morgan Stanley Senior Funding, Inc., and the lenders party thereto (incorporated herein by reference to Exhibit 10.25 of the Company’s annual report on Form 10-K filed on November 17, 2017).

10.03

Guarantee and Security Agreement dated October 4, 2017 by and among Brooks Automation, Inc., BioStorage Technologies, Inc., Morgan Stanley Senior Funding, Inc., as Administrative Agent for the lenders (incorporated herein by reference to Exhibit 10.26 of the Company’s annual report on Form 10-K filed on November 17). 2017).

10.04

Sales and Purchase Agreement dated October 5, 2017 by and among Brooks Automation Limited and the shareholders of 4titude Ltd. (incorporated herein by reference to Exhibit 10.27 of the Company’s annual report on Form 10-K filed on November 17).

31.01	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following material from the Company’s Quarterly Report on Form 10‑Q, for the quarter ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets; (ii) the unaudited Consolidated Statements of Operations; (iii) the unaudited Consolidated Statements of Comprehensive Income; (iv) the unaudited Consolidated Statements of Cash Flows; and (v) the Notes to the unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

Date: February 5, 2018	/s/ Lindon G. Robertson
Lindon G. Robertson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 5, 2018	/s/ David Pietrantoni
David Pietrantoni
Vice President-Finance and Corporate Controller
(Principal Accounting Officer)