Form 10-Q
period 2018-03-31
BROOKS AUTOMATION INC
filed 2018-05-02
CIK 933974

eted

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, April 26, 2018: common stock, $0.01 par value and 70,539,856 shares outstanding.

BROOKS AUTOMATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BROOKS AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	March 31,	September 30,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$194,016	$101,622
Marketable securities	40,655	28
Accounts receivable, net	141,501	120,828
Inventories	126,594	106,395
Prepaid expenses and other current assets	26,803	23,138
Total current assets	529,569	352,011
Property, plant and equipment, net	60,700	58,462
Long-term marketable securities	10,508	2,642
Long-term deferred tax assets	47,572	1,692
Goodwill	275,228	233,638
Intangible assets, net	102,182	83,520
Equity method investment	35,134	28,593
Other assets	5,648	6,070
Total assets	$1,066,541	$766,628
Liabilities and Stockholders' Equity
Current liabilities
Current portion of long term debt	$2,000	$—
Accounts payable	65,110	49,100
Deferred revenue	22,067	24,292
Accrued warranty and retrofit costs	8,289	8,054
Accrued compensation and benefits	23,105	27,065
Accrued restructuring costs	416	1,708
Accrued income taxes payable	8,713	11,417
Accrued expenses and other current liabilities	28,716	25,142
Total current liabilities	158,416	146,778
Long-term debt	194,870	—
Long-term tax reserves	1,428	1,687
Long-term deferred tax liabilities	6,308	3,748
Long-term pension liabilities	2,081	1,979
Other long-term liabilities	5,605	4,792
Total liabilities	368,708	158,984
Commitments and contingencies (Note 16)
Stockholders' Equity
Preferred stock, $0.01 par value - 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value - 125,000,000 shares authorized, 84,001,725 shares issued and 70,539,856 shares outstanding at March 31, 2018, 83,294,848 shares issued and 69,832,979 shares outstanding at September 30, 2017	840	833
Additional paid-in capital	1,886,435	1,874,918
Accumulated other comprehensive income	24,497	15,213
Treasury stock, at cost- 13,461,869 shares	(200,956)	(200,956)
Accumulated deficit	(1,012,983)	(1,082,364)
Total stockholders' equity	697,833	607,644
Total liabilities and stockholders' equity	$1,066,541	$766,628

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Revenue
Products	$160,491	$132,613	$302,675	$254,727
Services	46,769	36,720	93,913	74,561
Total revenue	207,260	169,333	396,588	329,288
Cost of revenue
Products	94,358	82,023	178,534	157,701
Services	28,673	22,786	58,610	50,120
Total cost of revenue	123,031	104,809	237,144	207,821
Gross profit	84,229	64,524	159,444	121,467
Operating expenses
Research and development	13,125	11,345	26,324	22,190
Selling, general and administrative	47,236	37,518	88,412	69,479
Restructuring charges	49	860	49	1,835
Total operating expenses	60,410	49,723	114,785	93,504
Operating income	23,819	14,801	44,659	27,963
Interest income	356	227	504	294
Interest expense	(2,196)	(97)	(4,377)	(193)
Gain on settlement of equity method investment	—	—	—	1,847
Other expenses, net	(261)	(283)	(1,912)	(534)
Income before income taxes and earnings of equity method investments	21,718	14,648	38,874	29,377
Income tax (benefit) provision	(43,880)	3,420	(41,030)	6,220
Income before equity in earnings of equity method investments	65,598	11,228	79,904	23,157
Equity in earnings of equity method investments	1,422	2,777	3,602	4,719
Net income	$67,020	$14,005	$83,506	$27,876
Basic net income per share	$0.95	$0.20	$1.19	$0.40
Diluted net income per share	0.95	0.20	1.18	0.40
Dividend declared per share	0.10	0.10	0.20	0.20
Weighted average shares used in computing net income per share:
Basic	70,220	69,600	70,340	69,388
Diluted	70,613	70,149	70,908	70,073

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Net income	$67,020	$14,005	$83,506	$27,876
Other comprehensive income (loss), net of tax:
Cumulative foreign currency translation adjustments	5,154	5,347	9,287	(4,756)
Unrealized gains (losses) on marketable securities, net of tax effects of $0 during each of the three and six months ended March 31, 2018, and $0 during each of the three and six months ended March 31, 2017	—	9	—	(2)
Actuarial gains (losses), net of tax effects of $0 and ($2) during the three and six months ended March 31, 2018, $3 and $5 during the three and six months ended March 31, 2017	6	(16)	(3)	(6)
Total other comprehensive income (loss), net of tax	5,160	5,340	9,284	(4,764)
Comprehensive income	$72,180	$19,345	$92,790	$23,112

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended
	March 31,
	2018	2017

Cash flows from operating activities
Net income	$83,506	$27,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,634	13,730
Gain on settlement of equity method investment	—	(1,847)
Stock-based compensation	10,129	6,884
Amortization of premium on marketable securities and deferred financing costs	217	28
Earnings of equity method investments	(3,602)	(4,719)
Loss recovery on insurance claim	(1,103)	—
Deferred income tax benefit	(49,156)	334
Other gains on disposals of assets	—	(117)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(16,949)	(9,672)
Inventories	(16,233)	(7,341)
Prepaid expenses and other current assets	(17,248)	(2,256)
Accounts payable	14,899	10,072
Deferred revenue	(2,783)	14,425
Accrued warranty and retrofit costs	(16)	792
Accrued compensation and tax withholdings	(4,151)	(1,799)
Accrued restructuring costs	(1,336)	(3,799)
Accrued expenses and other current liabilities	9,619	707
Net cash provided by operating activities	23,427	43,298
Cash flows from investing activities
Purchases of property, plant and equipment	(5,675)	(5,153)
Purchases of marketable securities	(49,560)	—
Sales and maturities of marketable securities	100	—
Acquisitions, net of cash acquired	(64,988)	(5,346)
Purchases of other investments	—	(170)
Proceeds from sales of property, plant and equipment	200	—
Net cash used in investing activities	(119,923)	(10,669)
Cash flows from financing activities
Proceeds from term loan	197,554	—
Proceeds from issuance of common stock	1,395	960
Payment of deferred financing costs	(318)	(27)
Repayment of term loan	(500)	—
Common stock dividends paid	(14,125)	(13,945)
Net cash provided by (used in) financing activities	184,006	(13,012)
Effects of exchange rate changes on cash and cash equivalents	4,884	(764)
Net increase in cash and cash equivalents	92,394	18,853
Cash and cash equivalents, beginning of period	101,622	85,086
Cash and cash equivalents, end of period	$194,016	$103,939
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	$716	$543
Fair value of non-cash consideration for the acquisition of Cool Lab, LLC	—	10,348

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

Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10‑K filed with the United States Securities and Exchange Commission (the “SEC”) for the fiscal year ended September 30, 2017 (the "2017 Annual Report on Form 10‑K"). The accompanying Consolidated Balance Sheet as of September 30, 2017 was derived from the audited annual consolidated financial statements as of the period then ended.

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

Foreign currency exchange losses generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other expenses, net” in the Company’s unaudited Consolidated Statements of Operations. Net foreign currency transaction and remeasurement losses totaled $0.5 million and $0.4 million, respectively, during the three months ended March 31, 2018 and 2017 and $2.5 million and $1.0 million, respectively, during the six months ended March 31, 2018 and 2017.

Derivative Instruments

The Company has transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. The Company enters into foreign exchange contracts to reduce its exposure to currency fluctuations. The forward contract arrangements that the Company enters into typically mature in three months or less. These transactions do not qualify for hedge accounting. Net gains and losses related to these contracts are recorded as a component of "Other expenses, net"

in the accompanying unaudited Consolidated Statements of Operations and are as follows for the three and six months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Realized gains (losses) on derivatives not designated as hedging instruments	$(4,548)	$406	$(6,221)	$(597)

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

As of March 31, 2018, the Company had no assets or liabilities measured and recorded at fair value on a recurring basis using Level 3 inputs.

Recently Issued Accounting Pronouncements

In March 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, an amendment of the FASB Accounting Standards Codification. This ASU gives entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings. The entities have the option to apply the guidance retrospectively or in the period of adoption. The guidance requires entities to make new disclosures, regardless of whether they elect to reclassify tax effects.  The guidance is effective for fiscal years beginning after December 15 2018, and interim periods within those fiscal years. Early adoption in any period is permitted.  The Company expects to adopt the guidance during the first quarter of fiscal year 2020 and is evaluating the effect that ASU 2018-02 will have on our consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued new accounting guidance for reporting revenue recognition. The guidance provides for the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The Company expects to adopt the guidance during the first quarter of fiscal year 2019. The Company has initiated the evaluation of the potential impact of adopting the new guidance on its financial position and results of operations, but has not yet completed such assessment or determined the transition method that will be used to adopt the new guidance. The Company has established an implementation team to analyze its current portfolio of customer contracts and determine the impact of adopting the guidance. The implementation team is also responsible for evaluating and designing the necessary changes to the Company’s business processes, policies, systems and controls to support recognition and disclosure under the new guidance. The Company has established a project plan and substantially completed its preliminary contract assessment. The results of this assessment are currently being analyzed to determine the final impact of adoption on the Company’s operations, consolidated financial statements, and related disclosures. The Company is currently in the process of completing this assessment and quantifying the implications of the new guidance adoption. Based on the preliminary assessment, the Company anticipates that  the new guidance will impact the timing of revenue recognition for a portion of its life science revenue which is currently accounted for under the percentage of completion method. The Company may be required to recognize revenue for a portion of these arrangements at the point in time it satisfies performance obligations by transferring control over promised deliverables to customers in accordance with the contractual terms of each arrangement. Additionally, revenue generated from the sale of perpetual or term licenses may be required to be recognized at the point in time control is transferred to customers upon license delivery.

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

The following is a summary of the amortized cost and the fair value, including accrued interest receivable, as well as unrealized holding gains (losses) on the short-term and long-term marketable securities as of March 31, 2018 and September 30, 2017 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
March 31, 2018 :
U.S. Treasury securities and obligations of U.S. government agencies	$31,870	$(56)	$—	$31,814
Bank certificates of deposits	6,158	—	2	6,160
Corporate securities	6,426	(17)	—	6,409
Municipal securities	6,761	(10)	—	6,751
Other debt securities	29	—	—	29
	$51,244	$(83)	$2	$51,163
September 30, 2017 :
Corporate securities	$2,642	$—	$—	$2,642
Other debt securities	28	—	—	28
	$2,670	$—	$—	$2,670

The fair values of the marketable securities by contractual maturities at March 31, 2018 are presented below (in thousands):

Fair Value
Due in one year or less	$40,655
Due after one year through five years	7,785
Due after five year through ten years	—
Due after ten years	2,723
Total marketable securities	$51,163

Expected maturities could differ from contractual maturities because the security issuers may have the right to prepay obligations without prepayment penalties.

The Company reviews the marketable securities for impairment at each reporting period to determine if any of the securities have experienced an other-than-temporary decline in fair value. The Company considers factors, such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of its amortized cost basis. If the Company believes that an other-than-temporary decline in fair value has occurred, it writes down the investment to its fair value and recognizes the credit loss in earnings and the non-credit loss in accumulated other comprehensive income or loss. As of March 31, 2018, the aggregate fair value of the marketable securities in an unrealized loss position was $39.7 million and was comprised of U.S. Treasury securities and obligations of U.S. government agencies, U.S. corporate securities, municipal securities and bank certificates of deposits. There were no marketable securities in an unrealized loss position as of September 30, 2017.

Cash equivalents of $51.2 million and less than $0.1 million, respectively, at March 31, 2018 and September 30, 2017 consist of money market funds and are classified within Level 1 of fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of $0.5 million and less than $0.1 million, respectively at

March 31, 2018 and September 30, 2017 consist primarily of bank certificates of deposits with original maturities of less than 90 days and are classified within Level 2 of the fair value hierarchy because they are not actively traded.

4. Acquisitions

Acquisitions Completed in Fiscal Year 2018

Acquisition of 4titude Limited

On October 5, 2017, the Company acquired all of the outstanding capital stock of 4titude Limited (“4titude”), a U.K.-based manufacturer of scientific consumables for biological sample materials used in a variety of genomic and DNA analytical applications. The acquisition of 4titude will expand the Company’s existing offerings of consumables and instruments within the Brooks Life Sciences segment. The aggregate purchase price of $65.1 million, net of cash acquired, consisted primarily of a cash payment of $64.8 million subject to working capital adjustments and the assumption of the seller’s liabilities of $0.4 million.

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

The preliminary amounts recorded were as follows (in thousands):

Fair Value of
Assets and
Liabilities
Accounts receivable (approximates contractual value)	$1,581
Inventories	2,667
Prepaid expenses and other current assets	140
Property, plant and equipment	1,555
Intangible assets	27,212
Goodwill	38,185
Accounts payable	(286)
Accrued liabilities	(845)
Deferred tax liabilities	(5,090)
Total purchase price, net of cash acquired	$65,119

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

At the closing of the acquisition of 4titude, a cash payment of $0.4 million was placed into escrow which was ascribed to the purchase price. The escrow was related to potential working capital adjustments and the sellers’ satisfaction of general representations and warranties. The escrow balance was $0.2 million as of March 31, 2018.

Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired and has been assigned to the Brooks Life Sciences segment. Goodwill is primarily the result of expected synergies from combining the operations of 4titude with the Company’s operations and is not deductible for tax purposes.

The operating results of 4titude have been reflected in the results of operations for the Brooks Life Sciences segment from the date of the acquisition, which included approximately six months of activity during the first two quarter of fiscal year 2018. During the three months ended March 31, 2018, revenue and net loss from 4titude recognized in the Company’s results of operations were $4.3 million and less than $0.1 million, respectively. During the six months ended March 31, 2018, revenue and net loss from 4titude recognized in the Company’s results of operations were $7.8 million and $1.2 million, respectively. During the six months ended March 31, 2018, the net loss included non-recurring charges of $1.2 million related to the step-up in value of the acquired inventories. During the three and six months ended March 31, 2018, the net loss included recurring charges of $1.0 million and $2.1 million, respectively,  related to amortization expense of acquired intangible assets.

During the three and six months ended March 31, 2018, the Company incurred $0.5 million and $1.0 million, respectively, in non-recurring transaction costs with respect to the 4titude acquisition which were recorded in "Selling, general and administrative" expenses within the accompanying unaudited Consolidated Statements of Operations.

The Company did not present a pro forma information summary for its consolidated results of operations for the three and six months ended March 31, 2018 and 2017 as if the acquisition of 4titude occurred on October 1, 2016 because such results were immaterial.

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

At the closing of the acquisition of PBMMI, a cash payment of $3.3 million was placed into escrow which was ascribed to the purchase price. The escrow balance of $3.3 million included $2.9 million related to satisfaction of the sellers' indemnification obligations with respect to their representations and warranties and other indemnities, as well as $0.4 million payable to the former owner of Novare as a compensation for a sale of his ownership interest. This escrow arrangement is administered by the Company on behalf of the sellers. As of March 31, 2018, the escrow balance related to satisfaction of the sellers' indemnification obligations was $2.7 million, and the Novare escrow balance had been released.

The operating results of PBMMI have been reflected in the results of operations for the Brooks Life Sciences segment from the date of the acquisition. During the three months ended March 31, 2018, revenue and net loss from PBMMI recognized in the Company’s results of operations were $2.5 million and less than $0.1 million, respectively. During the six months ended March 31, 2018, revenue and net loss from PBMMI recognized in the Company’s results of operations were $4.8 million and $0.1 million, respectively. During the three and six months ended March 31, 2018, the net loss included recurring charges of $0.4 million and $0.8 million, respectively, related to amortization expense of acquired intangible assets. Please refer to Note 3, "Acquisitions" to the Company's consolidated financial statements included in the 2017 Annual Report on Form 10-K for further information on PBMMI acquisition.

Acquisition of Cool Lab, LLC

On November 28, 2016, the Company acquired 100% of the equity of Cool Lab, LLC ("Cool Lab") from BioCision, LLC ("BioCision"). The Company held a 20% equity ownership interest in BioCision prior to the acquisition. The Company used a market participant approach to record the assets acquired and liabilities assumed in the Cool Lab acquisition. The purchase price allocation were finalized as of March 31, 2018. Please refer to Note 3, “Acquisitions” to the Company’s consolidated financial statements included in the 2017 Annual Report on Form 10-K for further information on this transaction.

The Company recorded a liability of $0.7 million in the purchase price allocation that represented a preacquisition contingency incurred on the acquisition date. The obligation is related to a rebate that is due to a particular customer if the annual product sales volume metrics exceed threshold amounts under the provisions of the contract assumed by the Company. Fair value of such liability was determined based on a probability weighted discounted cash flow model. The carrying amount of the liability was $0.8 million and $0.7 million, respectively, at March 31, 2018 and September 30, 2017.

The operating results of Cool Lab have been reflected in the results of operations for the Brooks Life Sciences segment from the date of the acquisition, which included approximately one month of activity during the first quarter of fiscal year 2017. During the three months ended March 31, 2018, revenue and net loss from Cool Lab recognized in the Company’s results of operations were $0.6 million and $0.2 million, respectively. During the six months ended March 31, 2018, revenue and net loss from Cool Lab recognized in the Company’s results of operations were $1.6 million and $0.2 million, respectively. During the three and six months ended March 31, 2018, the net loss included recurring charges of $0.4 million and $0.8 million, respectively, related to amortization expense of acquired intangible assets.

5. Goodwill and Intangible Assets

Goodwill represents the excess of net book value over the estimated fair value of net tangible and identifiable intangible assets of a reporting unit. Goodwill is tested for impairment annually or more often if impairment indicators are present at the reporting unit level. The Company elected April 1 as its annual goodwill impairment assessment date and performs additional impairment tests if triggering events occur. If events occur or circumstances change that would more likely than not reduce fair values of the reporting units below their carrying values, goodwill will be evaluated for impairment between annual tests. No triggering events indicating goodwill impairment occurred during the six months ended March 31, 2018. Please refer to Note 6, "Goodwill and Intangible Assets" to the Company's consolidated financial statements included in the 2017 Annual Report on Form 10-K for further information on the goodwill impairment testing performed during fiscal year 2017.

The components of the Company’s goodwill by operating segment at March 31, 2018 and September 30, 2017 are as follows (in thousands):

	Brooks
	Semiconductor
	Solutions	Brooks
	Group	Life Sciences	Other	Total
Gross goodwill, at September 30, 2017	$655,762	$166,820	$26,014	$848,596
Accumulated goodwill impairments	(588,944)	—	(26,014)	(614,958)
Goodwill, net of accumulated impairments, at September 30, 2017	66,818	166,820	—	233,638
Acquisitions and adjustments	72	41,518	—	41,590
Gross goodwill, at March 31, 2018	655,834	208,338	26,014	890,186
Accumulated goodwill impairments	(588,944)	—	(26,014)	(614,958)
Goodwill, net of accumulated impairments, at March 31, 2018	$66,890	$208,338	$—	$275,228

During the six months ended March 31, 2018, the Company recorded a goodwill increase of $41.6 million primarily related to the acquisition of 4titude which represented the excess of the consideration transferred over the fair value of the net assets acquired. Please refer to the Note 4 "Acquisitions" for further information on this transaction.

The components of the Company’s identifiable intangible assets as of March 31, 2018 and September 30, 2017 are as follows (in thousands):

	March 31, 2018			September 30, 2017
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Patents	$9,028	$7,883	$1,145	$9,028	$7,729	$1,299
Completed technology	67,510	56,686	10,824	61,662	54,777	6,885
Trademarks and trade names	9,417	5,522	3,895	9,244	4,969	4,275
Customer relationships	154,844	68,526	86,318	130,655	59,594	71,061
	$240,799	$138,617	$102,182	$210,589	$127,069	$83,520

Amortization expense for intangible assets was $11.1 million and $8.4 million, respectively, during the six months ended March 31, 2018 and 2017.

Estimated future amortization expense for the intangible assets for the remainder of fiscal year 2018 and the subsequent four fiscal years is as follows (in thousands):

Fiscal year ended September 30,
2018	$11,045
2019	20,853
2020	19,009
2021	13,248
2022	10,553
Thereafter	27,474
$102,182

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

The carrying value of the investment in UCI was $35.1 million and $28.6 million, respectively, at March 31, 2018 and September 30, 2017. During the three months ended March 31, 2018 and 2017, the Company recorded income of $1.4 million and $2.8 million, respectively, representing its proportionate share of UCI’s earnings. During the six months ended March 31, 2018 and 2017, the Company recorded income of $3.6 million and $5.2 million, respectively, representing its proportionate share of UCI’s earnings. Management fee payments received by the Company from UCI were $0.3 million and $0.2 million during the three months ended March 31, 2018 and 2017. Management fee payments received by the Company from UCI were $0.5 million during each of the six months ended March 31, 2018 and 2017.

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

There were no amounts outstanding under the line of credit as of  March 31, 2018 and September 30, 2017. The Company records commitment fees and other costs directly associated with obtaining line of credit financing as deferred financing costs which are presented within "Other assets" in the accompanying unaudited Consolidated Balance Sheets. At March 31, 2018 and September 30, 2017, deferred financing costs were $0.6 million and $0.5 million, respectively. Such costs are amortized over the term of the related financing arrangement and are included in “Interest expense” in the accompanying unaudited Consolidated Statements of Operations. The line of credit contains certain customary representations and warranties, a financial covenant, affirmative and negative covenants, as well as events of default. The Company was in compliance with the line of credit covenants as of March 31, 2018  and September 30, 2017.

8. Debt

On October 4, 2017, the Company entered into a $200.0 million term loan with the lenders. The term loan was issued at $197.6 million, or 98.8% of its par value, resulting in a discount of $2.4 million, or 1.2%, which represented loan origination fees paid at the closing. The Company incurred additional deferred financing costs of $0.4 million during the six months ended March 31, 2018. The loan proceeds are to be used for general corporate purposes, including acquisitions. The loan principal amount may be increased by an aggregate amount equal to $75.0 million plus any voluntary repayments of the term loans plus any additional amount such that the secured leverage ratio of the Company is less than 3.00 to 1.00.

Under the terms of the term loan agreement, the Company may elect for the loan to bear an interest rate as Eurodollar Borrowings or as Alternate Base Rate, or ABR Borrowings. Interest applicable to Eurodollar Borrowings is based on the Adjusted LIBO Rate plus applicable margin of 2.50%. The Adjusted LIBO Rate is the rate appearing on Bloomberg screen LIBOR01 which gets reset at the beginning of each selected interest period based on the LIBOR rate then in effect. Interest applicable to ABR Borrowings is based on the Alternate Base Rate plus applicable margin of 1.50%. Alternate Base Rate is determined based on the highest of: (a) the federal funds effective rate plus 0.50%, (b) prime rate plus 1.00%, or (c) one-month LIBOR rate plus 1.00%.

The Company’s obligations under the term loan are also guaranteed by BioStorage Technologies, Inc. as the guarantor, subject to the terms and conditions of the term loan agreement. The Company and the guarantor granted the lenders a perfected first priority security interest in substantially all of the assets of the Company and the guarantor to secure the repayment of the term loan.

The term loan matures and becomes fully payable on October 4, 2024. The principal is payable in installments equal to 0.25% of the initial principal amount of the term loans on March 31st, June 30th, September 30th and December 31st of each year, commencing on March 31,2018, with any remaining amount of principal becoming due and payable on the maturity date. All accrued and unpaid interest on Borrowings shall be due on the last day of each interest period elected by the Company for such Borrowings, except for interest periods of more than three months in which case all accrued and unpaid interest shall be due and payable every three months.

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

The Company records commitment fees and other costs directly associated with obtaining term loan financing as deferred financing costs which are presented as a reduction of the term loan principal balance in the accompanying unaudited Consolidated Balance Sheets. Such costs are accreted over the term of the loan using the effective interest rate method and are included in “Interest expense” in the accompanying unaudited Consolidated Statements of Operations. At March 31, 2018, deferred financing costs were $2.6 million.

During the six months ended March 31, 2018, the weighted average stated interest rate paid on the term loan was 4%. During the six months ended March 31, 2018, the Company incurred aggregate interest expense of $4.2 million in connection with the term loan borrowings, which included $0.2 million of deferred financing costs amortization.

The term loan agreement contains certain customary representations and warranties, covenants and events of default. If any of the events of default occur and are not waived or cured within applicable grace periods, any unpaid amounts under the term loan agreement will bear an annual interest rate at 2.00% above the rate otherwise applicable under the terms and conditions of such agreement. The term loan agreement does not contain financial maintenance covenants. As of March 31, 2018, the Company was in compliance with all covenants and conditions under the term loan agreement.

The following are the future minimum principal payment obligations under the term loan as of March 31, 2018:

Amount
Fiscal year ended September 30,
2018	$1,000
2019	2,000
2020	2,000
2021	2,000
2022	2,000
Thereafter	190,500
Total outstanding principal balance	199,500
Unamortized deferred financing costs	(2,630)
196,870
Term loan, current portion	2,000
Term loan, long-term portion	$194,870

As of March 31, 2018, estimated fair value of the term loan outstanding principal balance approximates its carrying value. The fair value was determined based on observable market inputs and classified within Level 2 of fair value hierarchy due to a lack of an active market for this term loan or a similar loan instrument.

9. Income Taxes

The Company recorded an income tax benefit of $43.9 million and $41.0 million, respectively, during the three and six months ended March 31, 2018. The tax benefit recorded during each period was primarily driven by a discrete benefit due to the reversal of a valuation allowance against U.S. net deferred tax assets during the three months ended March 31, 2018 in the amount of $46.2 million. The tax benefit for the six months ended March 31, 2018 included $0.7 million of tax benefits related to the re-measurement of net U.S. deferred tax liabilities to account for the reduced 21 percent statutory federal income tax rate. This benefit for the three and six months ended March 31, 2018 was partially offset by the tax provisions related to foreign income.

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

The Company evaluates the realizability of its deferred tax assets by tax-paying component and assesses the need for a valuation allowance on a quarterly basis, considering the weight of both positive and negative evidence in making the assessment. The Company evaluates the profitability of each tax-paying component on a historic cumulative basis and forward looking basis, tax-planning strategies and the length of credit and loss carryforward periods, among other factors, in the course of performing this analysis.  As of March 31, 2018, the Company has concluded that it is more likely than not that a substantial portion of its U.S. deferred tax assets will be realized, with the exception of certain state tax carryforwards.  The Company considered strong positive evidence of historical cumulative profitability and projected future taxable income. In the quarter ended March 31, 2018 the Company reached a significant level of cumulative profitability in the U.S. coupled with an improved future outlook of U.S. earnings in both segments.

During the first quarter of fiscal year 2018, the Company adopted the Accounting Standard Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Upon adoption of ASU 2016-09, the Company amends the accounting for employee share-based payment transactions to recognize tax effects resulting from the settlement of stock-based awards as income tax expense or benefit in the income statement in the reporting period in which they occur. Adoption of this ASU required recognition of a cumulative effect adjustment to retained earnings in connection with the establishment of a deferred tax asset for any prior year net excess tax benefits or tax deficiencies not previously recorded. This adjustment resulted in a $4.0 million increase to retained earnings and deferred tax asset for net prior year excess tax benefits, with a corresponding decrease to retained earnings for the establishment of valuation allowance against the deferred tax asset. This increase to the valuation allowance was subsequently part of the valuation allowance reversal during the second quarter of fiscal year 2018.

During the first quarter of fiscal year 2018, the Tax Cuts and Jobs Act (“Tax Reform”) was enacted in the U.S., making significant tax law changes affecting the Company. The SEC has issued Staff Accounting Bulletin 118 (“SAB 118”), which has provided guidance for companies that have not completed the accounting for the income tax effects of Tax Reform.  Under SAB 118, a company may report provisional amounts based on reasonable estimates where the accounting is incomplete. These amounts are subject to adjustments during a measurement period of up to one year beginning in the reporting period of the enactment date.

Upon the enactment of Tax Reform, the Company is subject to a toll charge in the U.S. on its previously untaxed accumulated foreign earnings.  The toll charge is treated as an inclusion of the Company’s accumulated foreign earnings in U.S. taxable income during the tax year ended September 30, 2018. Any taxes due associated with the toll charge will be payable over an eight year period. The Company has estimated that its accumulated foreign earnings are $120.0 million which is a provisional amount subject to the measurement period described in Staff Accounting Bulletin 118. There are still incomplete components related to the accumulated foreign earnings calculations for older tax years that require additional time to complete the calculations. The Company also has a history of foreign mergers and acquisitions and proper determination of the impact on the accumulated earnings is complex. The Company has estimated a $5.2 million toll charge associated with the taxable foreign earnings, net of foreign tax credits associated with the earnings subject to the toll tax. The Company did not record any provision for currently estimated tax associated with the toll charge as sufficient previously un-benefited tax attributes with valuation allowances existed to offset the resulting tax during the quarter of enactment of the tax law, however, the toll charge reduced the impact of the valuation allowance reversal.

As a result of Tax Reform, the Company calculated its U.S. tax provision for the three and six months ended March 31, 2018 using a blended U.S. statutory tax rate of 24.5% which is a prorated allocation of the 35% rate which was in effect prior to Tax Reform through December 31, 2017 and the 21% rate which will be in effect for the remainder of the fiscal year. The Company recorded a discrete benefit of $0.7 million in the six months ended March 31, 2018 due to the impact of the U.S. rate change on its net U.S. deferred tax liabilities.

As of March 31, 2018, the Company maintains its indefinite reinvestment assertion on foreign earnings. The Company is continuing to evaluated the impact of Tax Reform on its reinvestment plans, as the accounting for Tax Reform is completed during the measurement period described in SAB 118.  While the toll charge is a forced deemed repatriation of foreign earnings and an inclusion in U.S. federal taxable income, there are still additional costs of repatriating the foreign earnings such as foreign withholding taxes and state taxes.

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

10. Other Balance Sheet Information

The following is a summary of accounts receivable at March 31, 2018 and September 30, 2017 (in thousands):

	March 31,	September 30,
	2018	2017
Accounts receivable	$142,819	$122,868
Less allowance for doubtful accounts	(1,266)	(1,959)
Less allowance for sales returns	(52)	(81)
Accounts receivable, net	$141,501	$120,828

The following is a summary of inventories at March 31, 2018 and September 30, 2017 (in thousands):

	March 31,	September 30,
	2018	2017
Inventories
Raw materials and purchased parts	$79,633	$73,819
Work-in-process	17,503	10,548
Finished goods	29,458	22,028
Total inventories	$126,594	$106,395

Reserves for excess and obsolete inventory were $21.5 million and $23.5 million, respectively, at March 31, 2018 and September 30, 2017.

At March 31, 2018 and September 30, 2017, the Company had cumulative capitalized direct costs of $5.0 million and $4.7 million, respectively, associated with the development of software for its internal use which are included within "Property, plant and equipment, net" in the accompanying unaudited Consolidated Balance Sheets. During the six months ended March 31, 2018, the Company capitalized direct costs of $0.3 million associated with development of software for its internal use.

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

The following is a summary of product warranty and retrofit activity on a gross basis for the three and six months ended March 31, 2018 and 2017 (in thousands):

Activity -Three Months Ended March 31, 2018
Balance			Balance
December 31,			March 31,
2017	Accruals	Costs Incurred	2018
$8,218	$2,073	$(2,002)	$8,289

Activity -Three Months Ended March 31, 2017
Balance			Balance
December 31,			March 31,
2016	Accruals	Costs Incurred	2017
$6,217	$2,709	$(1,853)	$7,073

Activity -Six Months Ended March 31, 2018
Balance			Balance
September 30,			March 31,
2017	Accruals	Costs Incurred	2018
$8,054	$4,409	$(4,174)	$8,289

Activity -Six Months Ended March 31, 2017
Balance			Balance
September 30,			March 31,
2016	Accruals	Costs Incurred	2017
$6,324	$5,216	$(4,467)	$7,073

11. Stock-Based Compensation

The Company may issue to eligible employees restricted stock units and restricted stock awards (collectively "restricted stock units") and stock options which vest upon the satisfaction of a performance condition and/or a service condition. In addition, the Company issues shares to participating employees pursuant to an employee stock purchase plan and restricted stock units subject to one-year cliff vesting to its directors in accordance with its director compensation program.

The following table reflects stock-based compensation expense recorded during the three and six months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Restricted stock	$5,097	$4,225	$9,699	$6,590
Employee stock purchase plan	223	161	430	294
Total stock-based compensation expense	$5,320	$4,386	$10,129	$6,884

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

During the first quarter of fiscal year 2018, the Company adopted the Accounting Standard Update (“ASU”) 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Upon adoption of ASU 2016-09, the Company made an accounting policy election to continue accounting for forfeitures by applying an estimated forfeiture rate. The adoption of ASU 2016-09 did not have an impact on the stock compensation expense amount recognized during the three and six months ended March 31, 2018 and accumulated deficit at March 31, 2018.

The Company grants restricted stock units that vest over a required service period and/or achievement of certain operating performance goals. Restricted stock units granted with performance goals may also have a required service period following the achievement of all or a portion of the goals. The following table reflects restricted stock units granted during the six months ended March 31, 2018 and 2017:

		Time-Based		Performance-
	Total Units	Units	Stock Grants	Based Units
Six months ended March 31, 2018	507,556	192,291	34,926	280,339
Six months ended March 31, 2017	1,008,111	377,213	42,560	588,338

Time-Based Grants

Restricted stock units granted with a required service period typically have three year vesting schedules in which one-third of awards vest at the first anniversary of the grant date, one-third vest at the second anniversary of the grant date and one-third vest at the third anniversary of the grant date, subject to the award holders meeting service requirements.

Stock Grants

During the six months ended March 31, 2018 and 2017, the Company granted 34,926 and 42,560 units, respectively, to the members of the Company's Board of Directors, including 26,539 and 28,065 units, respectively, that were compensation-related. Compensation-related units granted during the six months ended March 31, 2018 and 2017 are subject to a one-year vesting period starting from the grant date. The units granted during the six months ended March 31, 2018 will vest on the date which is one day before the Company's 2019 Annual Meeting of Stockholders. The units granted during the six months ended March 31, 2017 vested on January 30, 2018, which was one day before the Company's 2018 Annual Meeting of Stockholders. Certain members of the Board of Directors previously elected to defer receiving their annual awards of restricted shares of the Company stock and quarterly dividends until a future date. During the six months ended March 31, 2018 and 2017, the Company granted 7,130 and 13,065 units, respectively, related to such deferred annual restricted share awards, as well as 1,257 and 1,430 units, respectively, related to deferred quarterly dividends. Annual restricted share awards granted during the six months ended March 31, 2018 and 2017 are subject to a one-year vesting period starting from the grant date. The units will vest on the date which is one day before the Company's Annual Meeting of Stockholders, but certain holders have elected to defer the receipt of the Company shares until they attain a certain age or cease to provide services to the Company in their capacity as Board members. The amount of units granted during the six months ended March 31, 2018 and 2017 related to deferred quarterly dividends was equal to the value of cash dividends that would be paid on the number of total deferred shares based on the closing price of the Company’s stock on the dividend record date. Such units vested upon their issuance, but the settlement was deferred by certain holders for the same conditions, as described above.

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

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the six months ended March 31, 2018:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at September 30, 2017	2,474,011	$12.34
Granted	507,556	33.61
Vested	(629,840)	13.16
Forfeited	(38,520)	16.25
Outstanding at March 31, 2018	2,313,207	$16.89

The weighted average grant date fair value of restricted stock units granted during the three months ended March 31, 2018 and 2017 was $25.41 and $20.76, respectively. The weighted average grant date fair value of restricted stock units granted during the six months ended March 31, 2018 and 2017 was $33.61 and $14.32, respectively. The fair value of restricted stock units vested during the three months ended March 31, 2018 and 2017 was $0.1 million and $0.6 million, respectively. The fair value of restricted stock units vested during the six months ended March 31, 2018 and 2017 was $19.1 million and $11.9 million, respectively. During the six months ended March 31, 2018 and 2017, the Company remitted $6.3 million and $3.8 million, respectively, for withholding taxes on vested restricted stock units, of which $0.1 million was paid by the Company during the six months ended March 31, 2017. There were no taxes on vested restricted stock units paid by the Company during the six months ended March 31, 2018. During the six months ended March 31, 2018 and 2017, the Company received $6.3 million and $3.7 million, respectively, in cash proceeds from employees to satisfy their tax obligations as a result of share issuances.

As of March 31, 2018, the unrecognized compensation cost related to restricted stock units that are expected to vest is $30.1 million and will be recognized over an estimated weighted average service period of approximately 1.8 years.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan that allows its employees to purchase shares of common stock at a price equal to 85% of the fair market value of the Company’s stock at the beginning or the end of the semi-annual period, whichever is lower. There were 66,785 and 90,681 shares, respectively, purchased by employees under the employee stock purchase plan during the six months ended March 31, 2018 and 2017.

12. Earnings per Share

The calculations of basic and diluted net income per share and basic and diluted weighted average shares outstanding are as follows for the three and six months ended March 31, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net income	$67,020	$14,005	$83,506	$27,876

Weighted average common shares outstanding used in computing basic earnings per share	70,220	69,600	70,340	69,388
Dilutive common stock options and restricted stock units	393	549	568	685
Weighted average common shares outstanding used in computing diluted earnings per share	70,613	70,149	70,908	70,073

Basic net income per share	$0.95	$0.20	$1.19	$0.40
Diluted net income per share	$0.95	$0.20	$1.18	$0.40

During the three and six months ended March 31, 2018, antidilutive restricted stock units of 190,517 and 190,266, respectively, were excluded from the computation of diluted earnings per share based on the treasury stock method. Restricted stock units of 144,808 and 56,230, respectively, during the three and six months ended March 31, 2017 were excluded from the computation of diluted earnings per share based on the treasury stock method.

13. Restructuring Charges

The restructuring charges recorded by the Company during the three and six months ended March 31, 2018 were nominal. During the three months ended March 31, 2017, the Company recorded restructuring charges of $0.9 million related to severance. Such charges were comprised of: (i) $1.2 million of costs attributable to the Brooks Semiconductor Solutions Group segment related to the integration of Contact Co., Ltd. after its acquisition by the Company, and (ii) $0.1 million of costs attributable to the Brooks Life Sciences segment related to streamlining the segment's management structure, integrating acquisitions and improving profitability.  These costs were partially offset by severance cost reductions of $0.5 million as a result of a change in the restructuring liability of an estimate related to the company-wide restructuring action initiated prior to fiscal year 2017. During the six months ended March 31, 2017, the Company recorded restructuring charges of $1.8 million related to severance. Such charges were comprised of: (i) $1.4 million of costs attributable to the Brooks Semiconductor Solutions Group segment as described above, (ii) $0.2 million of costs attributable to the Brooks Life Sciences segment as described above, and (iii) $0.2 million of costs related to the company-wide restructuring action.

The following is a summary of activity related to the Company’s restructuring charges for the three and six months ended March 31, 2018 and 2017 (in thousands):

	Activity -Three Months Ended March 31, 2018
	Balance			Balance
	December 31,			March 31,
	2017	Expenses	Payments	2018
Total restructuring liabilities related to workforce termination benefits	$1,127	$49	$(760)	$416

	Activity -Three Months Ended March 31, 2017
	Balance			Balance
	December 31,			March 31,
	2016	Expenses	Payments	2017
Total restructuring liabilities related to workforce termination benefits	$3,227	$860	$(2,043)	$2,044

	Activity -Six Months Ended March 31, 2018
	Balance			Balance
	September 30,			March 31,
	2017	Expenses	Payments	2018
Total restructuring liabilities related to workforce termination benefits	$1,708	$49	$(1,341)	$416

	Activity -Six Months Ended March 31, 2017
	Balance			Balance
	September 30,			March 31,
	2016	Expenses	Payments	2017
Total restructuring liabilities	$5,939	$1,835	$(5,730)	$2,044

As of March 31, 2018, accrued restructuring costs of $0.4 million were primarily attributable to the restructuring actions within the Brooks Semiconductor Solutions Group segment. Accrued restructuring costs are expected to be paid within the next twelve months. Please refer to Note 15, “Restructuring and Other Charges” to the Company’s consolidated financial statements included in the 2017 Annual Report on Form 10-K for further information on the restructuring actions discussed above.

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

The following is the summary of the financial information for the Company’s operating and reportable segments for the three and six months ended March 31, 2018 and 2017 and balances as of March 31, 2018 and 2017 (in thousands):

	Brooks
	Semiconductor	Brooks
	Solutions Group	Life Sciences	Total

Three Months Ended March 31, 2018:
Revenue
Products	$137,025	$23,466	$160,491
Services	21,696	25,073	46,769
Segment revenue	$158,721	$48,539	$207,260
Gross profit	$65,299	$18,930	$84,229
Segment operating income	30,836	2,683	33,519
Depreciation expense	1,133	2,039	3,172

Three Months Ended March 31, 2017:
Revenue
Products	$115,634	$16,979	$132,613
Services	19,031	17,689	36,720
Segment revenue	$134,665	$34,668	$169,333
Gross profit	$51,325	$13,199	$64,524
Segment operating income	20,003	1,290	21,293
Depreciation expense	1,319	1,045	2,364

Six Months Ended March 31, 2018:
Revenue
Products	$257,228	$45,447	$302,675
Services	43,379	50,534	93,913
Segment revenue	$300,607	$95,981	$396,588
Gross profit	$124,752	$34,692	$159,444
Segment operating income	57,198	2,543	59,741
Depreciation expense	2,282	3,588	5,870

Six Months Ended March 31, 2017:
Revenue
Products	$225,029	$29,698	$254,727
Services	36,252	38,309	74,561
Segment revenue	$261,281	$68,007	$329,288
Gross profit	$96,794	$24,673	$121,467
Segment operating income	37,374	1,402	38,776
Depreciation expense	2,595	2,135	4,730

Assets:
March 31, 2018	$353,654	$385,025	$738,679
September 30, 2017	325,408	306,666	632,074

The following is a reconciliation of the Company’s operating and reportable segments’ operating income and segment assets to the corresponding amounts presented in the accompanying unaudited Consolidated Statements of

Operations for the three and six months ended March 31, 2018 and 2017 and Consolidated Balance Sheets as of March 31, 2018 and September 30, 2017 (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Segment operating income	$33,519	$21,293	$59,741	$38,776
Amortization of acquired intangible assets	4,629	3,294	9,218	6,358
Restructuring charges	49	860	49	1,835
Other unallocated corporate expenses	5,022	2,338	5,815	2,620
Total operating income	$23,819	$14,801	$44,659	$27,963

	March 31,	September 30,
	2018	2017
Segment assets	$738,679	$632,074
Cash, cash equivalents and marketable securities	245,179	104,292
Deferred tax assets	47,572	1,692
Equity method investments	35,111	28,570
Total assets	$1,066,541	$766,628

15. Significant Customers

The Company had one customer that accounted for 10% or more of its consolidated revenue, at 12% and 10%, respectively, during the three months ended March 31, 2018 and 2017. The Company had one customer that accounted for 10% or more of its consolidated revenue, at 12% and 11%, respectively, during the six months ended March 31, 2018 and 2017. As of March 31, 2018 and September 30, 2017, the Company had no customers that accounted for 10% or more of the Company’s total receivables.

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

16. Commitments and Contingencies

Letters of Credit

At March 31, 2018 and September 30, 2017, the Company had approximately $2.6 million and $3.5 million, respectively, of letters of credit outstanding related primarily to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from our customers in the event that the product is not delivered or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if the Company fails to meet certain contractual requirements. None of these obligations were called during the six months ended March 31, 2018 and the fiscal year ended September 30, 2017, and the Company currently does not anticipate any of these obligations to be called in the near future.

Purchase Commitments

The Company has non-cancellable contracts and purchase orders for inventory of $163.7 million and $122.0 million, respectively, at March 31, 2018 and September 30, 2017.

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

17. Subsequent Events

Acquisitions

On April 6, 2018, the Company acquired approximately 93% of the outstanding capital stock of Tec-Sem Group AG (“Tec-Sem”), a Switzerland-based manufacturer of semiconductor fab automation equipment with a focus on reticle management. The total cash payment made by the Company was $11.3 million, net of cash acquired, and is subject to working capital adjustments. The remaining 7% non-controlling interest will be acquired by the Company in due course upon completion of subsequent procedural steps.  The acquisition is expected to expand the Company’s existing contamination control solutions business within the Brooks Semiconductor Solutions Group segment. The Company will report the results of operations for Tec-Sem in the Brooks Semiconductor Solutions Group segment starting from the acquisition date. The Company has not presented a purchase price allocation related to fair values of assets acquired and liabilities assumed, nor pro-forma information summary for its consolidated results of operations for the fiscal year ended September 30, 2017 and 2016 as if the acquisition occurred on October 1, 2015 because the initial accounting for the acquisition was incomplete on the financial statements issuance date.

On April 18, 2018, the Company acquired BioSpeciMan Corporation, a Canadian provider of storage services for biological sample materials.  The total cash payment made by the Company was $4.8 million, net of cash acquired and is subject to working capital adjustments. The acquisition is expected to expand customer relationships and geographic reach within the Company’s growing sample management storage services business.  The Company will report the results of operations for BioSpeciMan in the Brooks Life Science segment starting from the acquisition date. The Company has not presented a purchase price allocation related to fair values of assets acquired and liabilities assumed, nor pro-forma information summary for its consolidated results of operations for the fiscal year ended September 30, 2017 and 2016 as if the acquisition occurred on October 1, 2015 because the initial accounting for the acquisition was incomplete on the financial statements issuance date.

Dividend

On April 30, 2018, the Company’s Board of Directors declared a cash dividend of $0.10 per share payable on June 22, 2018 to common stockholders of record as of June 1, 2018. Dividends are declared at the discretion of the Company’s Board of Directors and depend on the Company’s actual cash flows from operations, its financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes principal factors affecting the results of our operations, financial condition and liquidity, as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our MD&A is organized as follows:

•

Overview. This section provides a general description of our business and operating segments, as well as a brief discussion and overall analysis of our business and financial performance, including key developments affecting the Company during the three and six months ended March 31, 2018 and 2017.

•

Critical Accounting Policies and Estimates. This section discusses accounting policies and estimates that require us to exercise subjective or complex judgments in their application. We believe these accounting policies and estimates are important to understanding the assumptions and judgments incorporated in our reported financial results.

•	Results of Operations. This section provides an analysis of our financial results for the three and six months ended March 31, 2018 compared to the three and six months ended March 31, 2017.
•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and changes in cash flows, as well as a discussion of available borrowings and contractual commitments.

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

In the semiconductor capital equipment market, equipment productivity and availability are critical factors for our customers who typically operate equipment under demanding temperature and/or pressure environments. Our automation and cryogenics capabilities are demonstrated in our various robotic automation and cryogenic vacuum pump offerings, both of which are used by semiconductor manufacturers in the processing of silicon wafers into integrated circuits. Although the demand for semiconductors and semiconductor manufacturing equipment is cyclical, resulting in periodic expansions and contractions of this market, we expect the semiconductor equipment market to remain one of our principal markets as we continue making investments to maintain and grow our semiconductor product and service offerings. We invest in research and development initiatives within the Brooks Semiconductor Solutions Group segment to maintain continued leadership positions in the markets we serve. A majority of our research and development spending advances our current product lines and drives innovations for new product offerings. Subsequent to March 31, 2018, we acquired 93% of the outstanding capital stock of Tec-Sem Group AG, a Switzerland-based provider of semiconductor fab automation equipment with a focus on reticle management. The remaining 7% non-controlling interest will be acquired by the Company in due course upon completion of subsequent procedural steps.  We made a total cash payment of $11.3 million, net of cash acquired and subject to working capital adjustments.  The acquisition is expected to enhance our contamination controls solutions offerings.

In the life sciences sample management market, we utilize our core competencies and capabilities in automation and cryogenics to provide comprehensive bio-sample management solutions to a broad range of end markets within the life sciences industry. Our offerings include automated ultra-cold storage freezers, consumable sample storage containers, instruments which assist in the workflow of sample management, and both complete on-site and off-site full sample management services. We expect the life sciences sample management market to remain one of our principal markets for our product and service offerings and provide favorable opportunities for the growth of our overall business. Over the past several years, we have acquired and developed essential capabilities required to strategically address the sample management needs across multiple end markets within the life sciences industry. In October 2017, we acquired all of the outstanding capital stock of 4titude Limited, or 4titude, a U.K.-based manufacturer of scientific consumables for biological sample materials used in a variety of genomic and DNA analytical applications, for a total purchase price of $65.1 million, net of cash acquired. The acquisition will expand our existing offerings of consumables and instruments within the Brooks Life Sciences segment. Please refer to Note 4, “Acquisitions” in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10‑Q for further information on this transaction. Since entering the life sciences industry, we have also strengthened and broadened our product portfolio and market reach by investing in internal product development. During fiscal years 2017 and 2016, more than 23% of our cumulative research and development spending was focused on innovating and advancing solutions in the life sciences sample management market. In fiscal year 2016, we commercialized the internally developed Biostore III Cryo, an automated system which incorporates sample retrieval, archiving, monitoring, tracking, inventory control, and related enterprise systems connectivity with the industry’s leading cryogenic sample storage freezers. In fiscal year 2017, we launched BioStudies, a bioinformatics sample intelligence software platform that enables customers to manage their global samples. We expect to continue investing in research and development and making strategic acquisitions and other investments with the objective of expanding our offerings in the life sciences sample management market. On April 24, 2018, the Company acquired BioSpeciMan Corporation, a Canadian provider of storage services for biological sample materials.  The total cash payment made by the Company was $4.8 million, net of cash acquired and is subject to working capital adjustments. The acquisition is expected to expand customer relationships and geographic reach within our growing sample management storage services business.

Business and Financial Performance

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Results of Operations- Revenue for the three months ended March 31, 2018 increased to $207.3 million, or by 22%, as compared to the corresponding period of the prior fiscal year. Gross margin was 40.6% for the second quarter of fiscal year 2018 as compared to 38.1% for the second quarter of fiscal year 2017, which resulted in an increase in gross profit of $19.7 million. Operating expenses were $60.4 million during the second quarter of fiscal year 2018 as compared to $49.7 million during the second quarter of fiscal year 2017, an increase of $10.7 million. Operating income was $23.8 million during the second quarter of fiscal year 2018 as compared to $14.8 million for the corresponding period of the prior fiscal year. Revenue growth and gross margin improvement drove higher gross profits of $19.7 million, partially offset by an increase in operating expenses. Net income was $67.0 million for the three months ended March 31, 2018 as compared to $14.0 million for the corresponding period of the prior fiscal year. The increase of $53.0 million was primarily attributable to the decrease in income taxes of $47.3 million driven by the substantial release of the tax valuation allowance of $46.2 million and an increase in operating income of $9.0 million, as noted above.  These increases were partially offset by higher non-operating expenses of $1.9 million compared to the corresponding period of the prior fiscal year, primarily related to interest expense on the term loan and lower net income from equity method investments of $1.4 million.

Six Months Ended March 31, 2018 Compared to Six Months Ended March 31, 2017

Results of Operations- Revenue for the six months ended March 31, 2018 increased to $396.6 million, or by 20%, as compared to the corresponding period of the prior fiscal year. Gross margin was 40.2% for the six months ended March 31, 2018 as compared to 36.9% for the six months ended March 31, 2017, which resulted in an increase in gross profit of $38.0 million. Operating expenses were $114.8 million during the six months ended March 31, 2018 as compared to $93.5 million during the six months ended March 31 2017, an increase of $21.3 million. Operating income was $44.7 million during the six months ended March 31, 2018 as compared to $28.0 million for the corresponding period of the prior fiscal year. Revenue growth and gross margin improvement drove higher gross profits of $38.0 million, partially offset by an increase in operating expenses. Net income was $83.5 million for the six months ended March 31, 2018 as compared to $27.9 million for the corresponding period of the prior fiscal year. The increase of $55.6 million was primarily attributable to the decrease in income taxes of $47.3 million driven by the substantial release of the tax valuation allowance of $46.2 million and an increase in operating income of $16.7 million, as noted above.  These increases were partially offset by higher non-operating expenses of $7.2 million compared to the corresponding period of the prior fiscal year, primarily related to increased interest expense of $4.2 million mainly due to the term loan, higher foreign exchanges losses of $1.5 million and the impact of a $1.8 million gain recorded on the settlement of our investment in Biocision during the six months ended March 31, 2017.  In addition, income from equity method investments decreased during the six months ended March 31, 2018 by $1.1 million compared to the six months ended March 31, 2017.

March 31, 2018 Compared to September 30, 2017

Cash Flows and Liquidity- Cash, cash equivalents and marketable securities were $245.2 million at March 31, 2018 as compared to $104.3 million at September 30, 2017. The increase in cash and cash equivalents and marketable securities of $140.9 million was primarily attributable to cash inflows related to proceeds from the term loan of $197.6 million and cash inflows of $23.4 million generated from our operating activities, partially offset by cash outflows related to acquisition payments of $65.0 million, dividend payments of $14.1 million made to our shareholders during the first half of fiscal year 2018, as well as capital expenditures of $5.7 million. Cash inflows of $23.4 million generated from operating activities during the six months ended March 31, 2018 were comprised primarily of earnings of $57.6 million, including net income of $83.5 million and the impact of non-cash related charges of $25.9 million, partially offset by uses of cash of $34.2 million related to the changes in our operating assets and liabilities, net of acquisitions. Please refer to "Liquidity and Capital Resources" section below for a detailed discussion of our liquidity and changes in cash flows for the six months ended March 31, 2018 compared to the six months ended March 31, 2017.

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

For further information with regard to our significant accounting policies and estimates, please refer to Note 2, "Summary of Significant Accounting Policies" in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10‑Q and in the Notes to our audited consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in our 2017 Annual Report on Form 10‑K.

Recently Issued Accounting Pronouncements

For a summary of recently issued accounting pronouncements applicable to our unaudited consolidated financial statements, please refer to Note 2, "Summary of Significant Accounting Policies" in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10‑Q.

RESULTS OF OPERATIONS

Three and Six Months Ended March 31, 2018 Compared to Three and Six Months Ended March 31, 2017

Revenue

We reported revenue of $207.3 million for the three months ended March 31, 2018, compared to $169.3 million for the corresponding period of the prior fiscal year, an increase of $37.9 million, or 22%. We reported revenue of $396.6 million for the six months ended March 31, 2018, compared to $329.3 million for the corresponding period of the prior fiscal year, an increase of $67.3 million, or 20%. We reported revenue growth in the Brooks Semiconductor Solutions Group segment and the Brooks Life Sciences segment for both periods. The impact of changes in foreign currency exchange rates favorably affected revenue by $2.6 million and $5.0 million, respectively, during the three and six months ended March 31, 2018 when compared to the corresponding periods of the prior fiscal year.

Our Brooks Semiconductor Solutions Group segment reported revenue of $158.7 million for the three months ended March 31, 2018 compared to $134.7 million for the corresponding period of the prior fiscal year, an increase of $24.1 million, or 18%.  For the six months ended March 31, 2018, our Brooks Semiconductor Solutions Group segment reported revenue of $300.6 million compared to $261.3 million for the corresponding period of the prior fiscal year, an increase of $39.3 million, or 15%. The increase in both periods reflects increases in sales of robotic automation products, cryogenic pump products and services and related spare parts, partially offset by a decline in sales of contamination controls systems. These increases in revenue include the favorable impact of changes in foreign currency exchange rates of $1.4 million and $3.3 million, respectively, during the three and six months ended March 31, 2018. The semiconductor markets are cyclical, and often fluctuate significantly from quarter to quarter. Demand for our Brooks Semiconductor Solution Group products is affected by these cycles.

Our Brooks Life Sciences segment reported revenue of $48.5 million for the three months ended March 31, 2018 compared to $34.7 million for the corresponding period of the prior fiscal year. The increase of $13.9 million, or 40%, was from internal growth of $6.9 million, principally in sample storage services, automated storage systems, service and maintenance and software. Additionally, the acquisitions of 4titude, Pacific Bio-Material Management, Inc. and Novare, LLC or PBMMI and the web-based software platform acquired from RURO, Inc., or FreezerPro contributed incremental revenue of $7.0 million. Our Brooks Life Sciences segment reported revenue of $96.0 million for the six months ended March 31, 2018 compared to $68.0 million for the corresponding period of the prior fiscal year. The increase of $28.0 million, or 41%, was primarily from internal growth of $15.1 million, principally in sample storage services, automated storage systems, consumables and instruments and software. Additionally, the acquisitions of 4titude, PBMMI and FreezerPro, contributed incremental revenue of $12.9 million. Brooks’ Life Sciences internal revenue growth was favorably affected by foreign currency exchange rates which increased revenue by $1.2 million and $1.7 million, respectively, during the three and six months ended March 31, 2018, as compared to the corresponding periods of the prior fiscal year.

Revenue generated outside the United States amounted to $123.8 million, or 60% of total revenue, for the three months ended March 31, 2018 compared to $119.6 million, or 71% of total revenue, for the corresponding period of the prior fiscal year. Revenue generated outside the United States amounted to $240.9 million, or 61% of total revenue, for the six months ended March 31, 2018 compared to $226.4 million, or 69% of total revenue, for the corresponding period of the prior fiscal year. We have one customer within the Brooks Semiconductor Solutions Group segment that accounted for approximately 12% and 10% of our consolidated revenue for the three months ended March 31, 2018 and 2017, respectively. We have one customer within the Brooks Semiconductor Solutions Group segment that accounted for approximately 12% and 11% of our consolidated revenue for the six months ended March 31, 2018 and 2017, respectively.

Gross Margin

We reported gross margins of 40.6% for the three months ended March 31, 2018 compared to 38.1% for the corresponding period of the prior fiscal year. Gross margin increased in the Brooks Semiconductor Solutions Group segment by 3.0 percentage points and in the Brooks Life Sciences segment by 0.9 percentage points. We reported gross margins of 40.2% for the six months ended March 31, 2018 compared to 36.9% for the corresponding period of the prior fiscal year. Gross margin increased in the Brooks Semiconductor Solutions Group segment by 4.5 percentage points and decreased by 0.1 points in the Brooks Life Sciences segment, as compared to the prior period. Cost of revenue for the three and six months ended March 31, 2018 included $1.0 million and $1.9 million, respectively, of charges for amortization related to completed technology as compared to $1.1 million and $2.1 million, respectively, incurred during the corresponding periods of the prior fiscal year. Cost of revenue for the six months ended March 31, 2018 also included $1.2 million of charges related to the sale of inventories obtained in acquisitions to which a step-up in value was applied in purchase accounting.  There were no such charges during the three months ended March 31, 2018.  The three and six months ended March 31, 2017 included $0.4 million and $0.5 million, respectively of such charges. Excluding the purchasing accounting impact and the amortization of completed technology, margins expanded 2.2 percentage points and 3.3 percentage points, respectively, during the three and six months ended March 31, 2018 as compared to the corresponding periods of the prior fiscal year.

Our Brooks Semiconductor Solutions Group segment reported gross margins of 41.1% for the three months ended March 31, 2018 as compared to 38.1% for the corresponding period of the prior fiscal year. The increase is driven by a favorable mix, volume leverage of fixed costs and lower warranty expense. Our Brooks Semiconductor Solutions Group segment reported gross margins of 41.5% for the six months ended March 31, 2018 as compared to 37.0% for the corresponding period of the prior fiscal year. The increase is driven by a favorable mix, volume leverage and lower costs related to materials. Cost of revenue for the three and six months ended March 31, 2018 included $0.6 million and $1.1 million, respectively, of charges for amortization related to completed technology as compared to $0.6 million and $1.3 million, respectively, incurred during the corresponding periods of the prior fiscal year. The three and six months ended March 31, 2017 each included $0.1 million of charges related to the sale of inventories obtained in acquisitions to which a step-up in value was applied in purchase accounting.    There were no such charges during the three and six months March 31, 2018.  Excluding the purchase accounting impact and the amortization of completed technology, margins expanded 2.8 percentage points and 4.3 percentage points, respectively, during the three and six months ended March 31, 2018 as compared to the corresponding periods of the prior fiscal year.

Our Brooks Life Sciences segment reported gross margins of 39.0% for the three months ended March 31, 2018 as compared to 38.1% for the corresponding period of the prior fiscal year. The increase was a result of volume leverage of fixed costs, the impact of higher margins of recent acquisitions, and favorable margins on consumables and instruments, partially offset by adverse mix. Our Brooks Life Sciences segment reported gross margins of 36.1% for the six months ended March 31, 2018 as compared to 36.3% for the corresponding period of the prior fiscal year. Margins were helped by volume leverage of fixed costs and the impact of higher margins of recent acquisitions, offset by higher costs related to materials and adverse product mix. Cost of revenue for the three and six months ended March 31, 2018 included $0.4 million and $0.8 million, respectively, of charges for amortization related to completed technology as compared to $0.4 million and $0.8 million, respectively, incurred during the corresponding periods of the prior fiscal year. Cost of revenue for the six months ended March 31, 2018 also included $1.2 million of charges related to the sale of inventories obtained in acquisitions to which a step-up in value was applied in purchase accounting.  There were no such charges during the three months March 31, 2018.  The three and six months ended March 31, 2017 each included $0.3 million of such charges. Excluding the purchasing accounting impact and the amortization of completed technology, margins decreased 0.2 percentage points for the three months ended March 31, 2018 and expanded 0.2 percentage points for the six months ended March 31, 2018, as compared to the corresponding periods of the prior fiscal year.

Research and Development

Research and development expenses were $13.1 million and $26.3 million, respectively, during the three and six months ended March 31, 2018 as compared to $11.3 million and $22.2 million, respectively, during the corresponding periods of the prior fiscal year. The increase of $1.8 million during the second quarter of fiscal year 2018 as compared to the second quarter of fiscal year 2017 reflects higher costs of $1.0 million within the Brooks Semiconductor Solutions Group segment and $0.8 million within the Brooks Life Sciences segment. The increase of $4.1 million during the first half of fiscal year 2018 as compared to the first half of fiscal year 2017 reflects higher costs of $2.3 million within the Brooks Semiconductor Solutions Group segment and $1.8 million within the Brooks Life Sciences segment. Higher research and development expenses during the three and six months ended March 31, 2018 as compared to the three and six months ended March 31, 2017 were primarily attributable to higher employee-related costs and project spending to support new product development and the growth of our business.

Selling, General and Administrative

Selling, general and administrative expenses were $47.2 million and $88.4 million, respectively, during the three and six months ended March 31, 2018 as compared to $37.5 million and $69.5 million, respectively, during the corresponding periods of the prior fiscal year. The increases of $9.7 million and $18.9 million during three and six months ended March 31, 2018 as compared to the corresponding periods of the prior fiscal year were primarily attributable to: (i) higher employee-related costs driven by increased incentive bonuses and higher salaries resulting from hiring additional personnel to support the growth of our business, (ii) higher stock-based compensation expense driven mostly by higher estimates of the expected payout related to the achievement of performance goals for our performance-based awards, (iii) higher operating expenses related to the acquisitions of PBMMI and 4titude, (iv) higher merger-related costs which included costs related to merger, acquisitions and divesture assessments, as well as, costs to execute such transactions and (v) higher professional services costs .  The three and six months ended March 31, 2018 also included loss recovery from an insurance claim which partially offset the increases in both periods.

Amortization expense related primarily to customer relationships was $4.6 million and $9.2 million, respectively, during the three and six months ended March 31, 2018 as compared to $3.3 million and $6.4 million, respectively, during the corresponding periods of the prior fiscal year. Merger-related costs were $2.7 million and $3.3 million, respectively, during the three and six months ended March 31, 2018 as compared to $0.9 million and $1.2 million, respectively, during the corresponding periods of the prior fiscal year.

Restructuring Charges

Restructuring charges recorded during the three and six months ended March 31, 2018 were nominal.  During the three and six months ended March 31, 2017, we recorded restructuring charges of $0.9 million which were related to severance and comprised of: (i) $0.7 million of costs related to the Company-wide restructuring action, (ii) $0.2 million of costs attributable to the Brooks Semiconductor Solutions Group segment related to the integration of Contact Co., Ltd. which we acquired in fiscal year 2015, and (iii) $0.1 million of costs attributable to the Brooks Life Sciences segment related to streamlining the segment's management structure, integrating acquisitions and improving profitability. Please refer to Note 15, “Restructuring and Other Charges” to our consolidated financial statements and “Restructuring Charges” to our consolidated financial statements included under Item 8, “Financial Statements and Supplementary Data” included in our 2017 Annual Report on Form 10-K for further information on these restructuring actions.

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

Interest expense- During the three and six months ended March 31, 2018, we recorded interest expense of $2.2 million and $4.4 million, respectively, which was primarily related to the term loan originated on October 4, 2017. Please refer to the “Liquidity and Capital Resources” section below for further information on the term loan.

Other expenses, net. During each of the three month periods ended March 31, 2018 and 2017, we recorded other expenses, net, of $0.3 million. During the six months ended March 31, 2018 and 2017 we recorded other expenses, net of $1.9 million and $0.5 million, respectively. The increase of $1.4 million was primarily attributable to an increase in foreign currency exchange losses during the six months ended March 31, 2018 of $1.5 million. Please refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk – Currency Rate Exposure” in this Quarterly Report on Form 10-Q for additional information about these currency exchange losses.

Income Tax Provision

We recorded an income tax benefit of $43.9 million and $41.0 million, respectively, during the three and six months ended March 31, 2018. The tax benefit recorded during each period was primarily driven by a discrete benefit due to the reversal of a valuation allowance against U.S. net deferred tax assets during the three months ended March 31, 2018 in the amount of $46.2 million. The tax benefit for the six months ended March 31, 2018 included $0.7 million of tax benefits related to the re-measurement of net U.S. deferred tax liabilities to account for the reduced 21 percent statutory federal income tax rate.  This benefit for the three and six months ended March 31, 2018 was partially offset by the tax provisions related to foreign income.

We recorded an income tax provision of $3.4 million and $6.2 million, respectively, during the three and six months ended March 31, 2017. The provision recorded during each period was primarily driven by foreign income. Tax provision during the six months ended March 31, 2017 was partially offset by $0.7 million of tax benefits related to the reduction of reserves for unrecognized tax benefits resulting from the expiration of statutes of limitations.

We evaluate the realizability of our deferred tax assets by tax-paying component and assess the need for a valuation allowance on a quarterly basis, considering the weight of both positive and negative evidence in making the assessment. We evaluate the profitability of each tax-paying component on a historic cumulative basis and forward looking basis, tax-planning strategies and the length of credit and loss carryforward periods, among other factors, in the course of performing this analysis.  As of March 31, 2018, we have concluded that it is more likely than not that a substantial portion of our U.S. deferred tax assets will be realized with the exception of certain state tax carryforwards.  We considered strong positive evidence of historical cumulative profitability and projected future taxable income.  In the quarter ended March 31, 2018, we reached a significant level of cumulative profitability in the U.S. coupled with an improved future outlook of U.S. earnings in both segments.

During the first quarter of fiscal year 2018, the Tax Cuts and Jobs Act (“Tax Reform”) was enacted in the U.S., making significant tax law changes affecting the Company. The SEC has issued Staff Accounting Bulletin 118 (“SAB 118”), which has provided guidance for companies that have not completed the accounting for the income tax effects of Tax Reform.  Under SAB 118, a company may report provisional amounts based on reasonable estimates where the accounting is incomplete. These amounts are subject to adjustments during a measurement period of up to one year beginning in the reporting period of the enactment date.

Upon the enactment of Tax Reform, we are subject to a toll charge in the U.S. on previously untaxed accumulated foreign earnings.  The toll charge is treated as an inclusion of the company’s accumulated foreign earnings in U.S. taxable income during the tax year ended September 30, 2018. Any taxes due associated with the toll charge will be payable over an eight year period. We have estimated that our accumulated foreign earnings are $120.0 million which is a provisional amount subject to the measurement period described in Staff Accounting Bulletin 118. There are still incomplete components related to the accumulated foreign earnings calculations for older tax years that require additional time to complete the calculations. We also have a history of foreign mergers and acquisitions and proper determination of the impact on the accumulated earnings is complex. We have estimated a $5.2 million toll charge associated with the taxable foreign earnings, net of foreign tax credits associated with the earnings subject to the toll charge.  We did not record any provision for currently estimated tax associated with the toll charge as sufficient previously un-benefited tax attributes with valuation allowances existed to offset the resulting tax during the quarter of enactment of the tax law, however, the toll charge has reduced the impact of the valuation allowance reversal.

Equity in Earnings of Equity Method Investments

During the three and six months ended March 31, 2018, we recorded income of $1.4 million and $3.6 million, respectively, from our equity method investments as compared to $2.8 million and $4.7 million, respectively, during the corresponding periods of the prior fiscal year. The decrease of $1.4 million and $1.1 million, respectively during the three and six months ended March 31, 2018 compared to the same periods in the prior fiscal year was primarily attributable to lower income generated from ULVAC Cryogenics, Inc., or UCI, during both the second quarter and first six months of fiscal year 2018 as compared to the corresponding period of the prior fiscal year.

During the six months ended March 31, 2017, we incurred losses of $0.5 million from our investment in BioCision which was settled during the first quarter of fiscal year 2017 as a part of the non-cash consideration for the acquisition of Cool Lab in November 2016. We have traditionally recorded the income and losses related to the equity method investment in BioCision one quarter in arrears. During the six months ended March 31, 2017, we recorded two additional months of activity in the carrying value of the investment as a result of its settlement. We deemed the amount of $0.2 million related to two additional months of activity to be insignificant. Please refer to Note 3, “Acquisitions” to our consolidated financial statements and “Equity in Earnings of Equity Method Investments” section of Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Annual Report on Form 10-K for further information on this transaction.

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

Our cash balances are held in numerous locations throughout the world, with substantial majority of those amounts located in the United States. As of March 31, 2018, we had cash, cash equivalents and marketable securities of $245.2 million, of which $96.8 million was held outside of the United States. If these funds are needed for U.S. operations, we would be required to accrue withholding tax liabilities to repatriate these funds. As a result of recent changes in U.S. tax legislation, any repatriation in the future would not result in U.S. federal income tax. Our intent is to permanently reinvest these funds outside of the United States and our current operating plans do not demonstrate a need to repatriate these funds for our U.S. operations. At March 31, 2018 and September 30, 2017, we had marketable securities of $51.2 million and $2.7 million, respectively, which were held in the United States. Our marketable securities are generally readily convertible to cash without an adverse impact. We believe that our current cash balance, marketable securities portfolio, access to the revolving line of credit, as well as to debt and capital markets along with cash flows from operations will satisfy working capital, financing activities, debt service and capital expenditure requirements for the next twelve months.

On October 4, 2017, we entered into a $200.0 million Senior Secured Term Loan Facility, or the term loan, with Morgan Stanley Senior Funding, Inc., JPMorgan Chase Bank, N.A. and Wells Fargo Securities, LLC, or collectively, the lenders. The term loan was issued at $197.6 million, or 98.8% of its par value, resulting in a discount of $2.4 million, or 1.2%, which represented loan origination fees paid at the closing. We incurred additional deferred financing costs of $0.4 million during the six months ended March 31, 2018. At March 31, 2018, the outstanding term loan principal balance was $199.5 million, net of unamortized deferred financing costs of $2.6 million. The loan proceeds will be used for acquisitions and general corporate purposes. As of March 31, 2018, we had approximately $47.0 million available for borrowing under the line of credit. There were no amounts outstanding pursuant to the line of credit as of March 31, 2018 and September 30, 2017. The amount of funds available for borrowing under the line of credit arrangement may fluctuate each period based on our borrowing base availability. Please refer to the “Capital Resources” section below for further information on the term loan and the line of credit.

Overview of Cash Flows and Liquidity

Our cash, cash equivalents and marketable securities as of March 31, 2018 and September 30, 2017 consist of the following (in thousands):

	March 31, 2018	September 30, 2017
Cash and cash equivalents	$194,016	$101,622
Short-term marketable securities	40,655	28
Long-term marketable securities	10,508	2,642
	$245,179	$104,292

Six Months Ended March 31, 2018  Compared to Six Months Ended March 31, 2017

Overview

Cash and cash equivalents and marketable securities were $245.2 million at March 31, 2018 as compared to $104.3 million at September 30, 2017. The increase in cash and cash equivalents and marketable securities of $140.9 million was primarily attributable to cash inflows of $197.6 million related to proceeds from the term loan and cash inflows of $23.4 million generated from our operating activities, partially offset by cash outflows related to acquisitions of $65.0 million, dividend payments of $14.1 million made to our shareholders during the first half of fiscal year 2018, as well as capital expenditures of $5.7 million.

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as earnings, working capital needs and the timing of payments for income taxes, restructuring activities and other operating charges impact reported cash flows.

Cash flows provided by operating activities were $23.4 million during the six months ended March 31, 2018, comprised primarily of earnings of $57.6 million, including net income of $83.5 million and the impact of non-cash related charges of $25.9 million.  Partially offsetting these items were the uses of cash of $34.2 million related to the changes in our operating assets and liabilities. The changes in operating assets and liabilities that resulted in a use of cash consisted primarily of an increase in accounts receivable as a result of higher revenue, an increase in inventory levels to support the growth of our business and a decrease in accrued compensation and tax withholdings as a result of year-end cash incentive bonus payments. These uses of cash were partially offset by sources of cash related primarily to increases in accounts payable.

Cash flows provided by operating activities were $43.3 million during the six months ended March 31, 2017 and comprised primarily of earnings of $42.2 million, including net income of $14.0 million and the impact of non-cash related charges of $14.3 million.  Partially offsetting these items were sources of cash of $1.1 million related to the changes in our operating assets and liabilities. The changes in operating assets and liabilities that resulted in a use of cash consisted primarily of an increase in accounts receivable as a result of higher revenue, an increase in inventory levels to support the growth of our business and a decrease in accrued compensation and tax withholdings as a result of year-end cash incentive bonus payments. These uses of cash were partially offset by sources of cash related primarily to increases in accounts payable.

Investing Activities

Cash flows from investing activities consist primarily of cash used for acquisitions, capital expenditures and purchases of marketable securities, as well as cash proceeds generated from sales and maturities of marketable securities.

Cash used in investing activities was $119.8 million during the six months ended March 31, 2018 as compared to $10.7 million during the corresponding period of the prior fiscal year. Cash used in investing activities of $119.8 million during the first half of fiscal year 2018 included cash payments of $65.0 million for acquisitions, $49.6 million for the purchases of marketable securities and $5.7 million of capital expenditures.

Cash used in investing activities of $10.7 million during the six months ended March 31, 2017 included a cash payment of $5.3 million for the acquisition of CoolLab and $5.2 million of capital expenditures.

Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology infrastructure. Capital expenditures were $5.7 million during the first half of fiscal year 2018 as compared to $5.2 million during the corresponding period of the prior fiscal year.

Financing Activities

Cash provided by financing activities was $184.0 million during the six months ended March 31, 2018 as compared to cash of $13.0 million used in financing activities during the corresponding period of the prior fiscal year. Cash provided by financing activities during the first half of fiscal year 2018 included cash inflows of $197.6 million related to proceeds from the term loan originated in October 2017, partially offset by cash dividend payments of $14.1 million and $0.5 million related to principal payments on the term loan.

Cash used in financing activities was $13.0 million during the first half of fiscal year 2017 and related primarily to cash dividend payments.

Capital Resources

Senior Secured Term Loan Facility

On October 4, 2017, we entered into the $200.0 million term loan with the lenders. The term loan was issued at $197.6 million, or 98.8% of its par value, resulting in a discount of $2.4 million, or 1.2%, which represented loan origination fees paid at the closing. We incurred additional deferred financing costs of $0.4 million during the six months ended March 31, 2018. The loan proceeds are used for acquisitions and general corporate purposes. Please refer to Note 8, "Debt" in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" on this Form 10-Q for further information on the terms and conditions of the term loan.

At March 31, 2018, the outstanding term loan principal balance was $199.5 million, excluding unamortized deferred financing costs of $2.6 million. The term loan matures and becomes fully payable on October 4, 2024. Installment principal payments equal to 0.25% of the initial principal amount of the term loan are payable on the last day of each quarter, with any remaining principal amount becoming due and payable on the maturity date. During the six months ended March 31, 2018, we made principal payments of $0.5 million under the term loan. Subject to certain conditions stated in the term loan agreement, we may redeem the term loan at any time at our option without a significant premium or penalty, except for a repricing transaction, as defined in the term loan agreement. We would also be required to redeem the term loan at the principal amount then outstanding upon occurrence of certain events, as set forth in the term loan agreement. Please refer to Note 8, "Debt" in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" on this Form 10-Q for further information on future minimum principal payment obligations under the term loan as of March 31, 2018.

Borrowings under the term loan bear variable interest rates, at our option, based on either LIBOR, the federal funds effective rate, as well as the prime rate plus an applicable percentage. As a result, we may experience exposure to interest rate risk due to the potential volatility associated with the variable interest rates on the term loan. If rates increase, we may be subject to higher costs of servicing the loan which could reduce our profitability and cash flows. During the six months ended March 31, 2018, the weighted average stated interest rate on the term loan was 4% which remained in effect until April 4, 2018. During the six months ended March 31, 2018, we incurred cash interest expense of $4.0 million on the term loan. Our debt service requirements are expected to be funded through our existing sources of liquidity and operating cash flows.

The term loan agreement contains certain customary representations and warranties, covenants and events of default. As of March 31, 2018, we were in compliance with all covenants and conditions under the term loan agreement.

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

As of March 31, 2018, we had approximately $47.0 million available for borrowing under the line of credit. There were no amounts outstanding pursuant to the line of credit as of March 31, 2018 and September 30, 2017. The amount of funds available for borrowing under the line of credit arrangement may fluctuate each period based on our borrowing base availability. The line of credit contains certain customary representations and warranties, a financial covenant, affirmative and negative covenants, as well as events of default. We were in compliance with the line of credit covenants as of March 31, 2018 and September 30, 2017. We believe we will be able to generate sufficient cash in the United States and foreign jurisdictions to fund future operating costs. We secured the revolving line of credit as an additional assurance for maintaining liquidity in the United States during potentially severe downturns of the cyclical semiconductor market, as well as for strategic investments and acquisitions.

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

Dividends

On April 30, 2018, our Board of Directors approved a cash dividend of $0.10 per share of our common stock. The total dividend of approximately $7.0 million will be paid on June 22, 2018 to shareholders of record at the close of business on June 1, 2018. Dividends are declared at the discretion of our Board of Directors and depend on actual cash flow from operations, our financial condition, debt service and capital requirements, as well as any other factors our Board of Directors may consider relevant. We intend to pay quarterly cash dividends in the future; however, the amount and timing of these dividends may be impacted by the cyclical nature of certain markets we serve. We may reduce, delay or cancel a quarterly cash dividend based on the severity of a cyclical downturn.

Share Repurchase Program

On September 29, 2015, our Board of Directors approved a share repurchase program for up to $50.0 million worth of our common stock. The timing and amount of any shares repurchased will be based on market and business conditions, legal requirements and other factors and may be commenced or suspended at any time at our discretion. There were no shares repurchased under this program during the six months ended March 31, 2018.

Contractual Obligations and Requirements

Our inventory purchase commitments were $163.7 million and $122.0 million, respectively, at March 31, 2018 and September 30, 2017. Except as disclosed below regarding letters of credit, there have been no material changes to our contractual obligations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our 2017 Annual Report on Form 10‑K.

At March 31, 2018, we had approximately $2.6 million of letters of credit outstanding related primarily to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from our customers in the event that the product is not delivered or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if we fail to meet certain contractual requirements. None of these obligations were called during the six months ended March 31, 2018, and we currently do not anticipate any of these obligations to be called in the near future.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including fluctuations in foreign currency exchange rates and changes in interest rates affecting interest payments on our term loan and investment return on our cash, cash equivalents and marketable securities.

Interest Rate Exposure

Our term loan bears variable interest rates which subjects us to interest rate risk. Our primary interest rate risk exposure results from changes in the short-term LIBOR rate, the federal funds effective rate and the prime rate. As of March 31, 2018, the weighted average stated interest rate on the term loan was 4%. At March 31, 2018, the outstanding term loan principal balance was $199.5 million, excluding unamortized deferred financing costs of $2.6 million. During the six months ended March 31, 2018, we incurred interest expense of $2.0 million on the term loan. A hypothetical 100 basis point change in interest rates would result in a $0.5 million change in interest expense incurred during the six months ended March 31, 2018.

Our cash and cash equivalents consist principally of money market securities that are short-term in nature. Our short-term and long-term investments consist mostly of highly rated corporate debt securities, U.S. Treasury securities, and obligations of U.S. Government Agencies and other municipalities. At March 31, 2018, $39.7 million of marketable securities were in net unrealized loss positions which were included in "Accumulated Other Comprehensive Income" in the unaudited Consolidated Balance Sheets included elsewhere in this Quarterly Report on Form 10 Q. A hypothetical 100 basis point change in interest rates would result in $0.3 million increase in interest income earned during the six months ended March 31, 2018.

Currency Rate Exposure

We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were approximately 29% and 38% of our total sales, respectively, during the six months ended March 31, 2018 and 2017. These sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.

In the normal course of our business, we have liquid assets denominated in non-functional currencies which include cash, short-term advances between our legal entities and accounts receivable which are subject to foreign currency exposure. Such balances were approximately $150.5 million and $51.6 million, respectively, at March 31, 2018 and September 30, 2017, and related to the Euro, British Pound and a variety of Asian currencies. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to mitigate our exposures to currency movement. We incurred foreign currency losses of $2.5 million and $1.0 million, respectively, during the six months ended March 31, 2018 and 2017, which related to the currency fluctuation on these balances between the time the transaction occurred and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at March 31, 2018 and 2017 would result in an approximate change of $2.1 million and $0.5 million, respectively, in our net income during the six months ended March 31, 2018 and 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

On September 29, 2015, our Board of Directors approved a share repurchase program for up to $50 million worth of our common stock. The timing and amount of any shares repurchased are based on market and business conditions, legal requirements and other factors and may be commenced or suspended at any time at our discretion. There were no shares repurchased under this program during the six months ended March 31, 2018.

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

101

The following material from the Company’s Quarterly Report on Form 10‑Q, for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets; (ii) the unaudited Consolidated Statements of Operations; (iii) the unaudited Consolidated Statements of Comprehensive Income; (iv) the unaudited Consolidated Statements of Cash Flows; and (v) the Notes to the unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

Date: May 2, 2018	/s/ Lindon G. Robertson
Lindon G. Robertson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 2, 2018	/s/ David Pietrantoni
David Pietrantoni
Vice President-Finance and Corporate Controller
(Principal Accounting Officer)