Form 10-Q
period 2018-06-30
BROOKS AUTOMATION INC
filed 2018-08-07
CIK 933974

eted

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, July 30, 2018: common stock, $0.01 par value and 70,639,354 shares outstanding.

BROOKS AUTOMATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BROOKS AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	June 30,	September 30,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$179,376	$101,622
Marketable securities	42,096	28
Accounts receivable, net	156,678	120,828
Inventories	132,298	106,395
Prepaid expenses and other current assets	31,432	23,138
Total current assets	541,880	352,011
Property, plant and equipment, net	61,537	58,462
Long-term marketable securities	10,511	2,642
Long-term deferred tax assets	46,312	1,692
Goodwill	282,205	233,638
Intangible assets, net	106,195	83,520
Equity method investment	37,074	28,593
Other assets	5,716	6,070
Total assets	$1,091,430	$766,628
Liabilities and Stockholders' Equity
Current liabilities
Current portion of long term debt	$2,000	$—
Accounts payable	67,589	49,100
Deferred revenue	24,612	24,292
Accrued warranty and retrofit costs	8,759	8,054
Accrued compensation and benefits	25,727	27,065
Accrued restructuring costs	214	1,708
Accrued income taxes payable	7,953	11,417
Accrued expenses and other current liabilities	28,044	25,142
Total current liabilities	164,898	146,778
Long-term debt	194,470	—
Long-term tax reserves	1,430	1,687
Long-term deferred tax liabilities	6,545	3,748
Long-term pension liabilities	5,268	1,979
Other long-term liabilities	5,723	4,792
Total liabilities	378,334	158,984
Commitments and contingencies (Note 16)
Stockholders' Equity
Preferred stock, $0.01 par value - 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value - 125,000,000 shares authorized, 84,096,224 shares issued and 70,634,355 shares outstanding at June 30, 2018, 83,294,848 shares issued and 69,832,979 shares outstanding at September 30, 2017	841	833
Additional paid-in capital	1,891,304	1,874,918
Accumulated other comprehensive income	18,373	15,213
Treasury stock, at cost- 13,461,869 shares	(200,956)	(200,956)
Accumulated deficit	(997,342)	(1,082,364)
Total Brooks Automation, Inc. stockholders' equity	712,220	607,644
Noncontrolling interest in subsidiary	876	—
Total stockholders' equity	713,096	607,644
Total liabilities and stockholders' equity	$1,091,430	$766,628

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue
Products	$174,113	$141,957	$476,788	$396,684
Services	49,367	39,760	143,280	114,321
Total revenue	223,480	181,717	620,068	511,005
Cost of revenue
Products	104,443	85,658	282,977	243,360
Services	29,816	24,487	88,426	74,606
Total cost of revenue	134,259	110,145	371,403	317,966
Gross profit	89,221	71,572	248,665	193,039
Operating expenses
Research and development	14,177	11,958	40,501	34,148
Selling, general and administrative	48,283	40,016	136,695	109,496
Restructuring charges	82	828	131	2,663
Total operating expenses	62,542	52,802	177,327	146,307
Operating income	26,679	18,770	71,338	46,732
Interest income	689	137	1,193	432
Interest expense	(2,465)	(93)	(6,842)	(286)
Gain on settlement of equity method investment	—	—	—	1,847
Other expenses, net	(316)	(314)	(2,228)	(848)
Income before income taxes and earnings of equity method investments	24,587	18,500	63,461	47,877
Income tax provision (benefit)	3,310	3,680	(37,720)	9,900
Income before equity in earnings of equity method investments	21,277	14,820	101,181	37,977
Equity in earnings of equity method investments	1,329	2,530	4,931	7,249
Net income	22,606	17,350	106,112	45,226
Net loss attributable to noncontrolling interest	111	—	111	—
Net income attributable to Brooks Automation, Inc.	$22,717	$17,350	$106,223	$45,226
Basic net income per share	$0.32	$0.25	$1.51	$0.65
Diluted net income per share	0.32	0.25	1.50	0.64
Dividend declared per share	0.10	0.10	0.30	0.30
Weighted average shares used in computing net income per share:
Basic	70,596	69,711	70,425	69,496
Diluted	70,978	70,405	70,933	70,198

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income	$22,606	$17,350	$106,112	$45,226
Other comprehensive income (loss), net of tax:
Cumulative foreign currency translation adjustments	(5,998)	4,592	3,288	(164)
Unrealized gains (losses) on marketable securities, net of tax effects of ($26) during each of the three and nine months ended June 30, 2018, and $0 during each of the three and nine months ended June 30, 2017	(122)	4	(122)	2
Actuarial gains (losses), net of tax effects of ($1) and ($3) during the three and nine months ended June 30, 2018, respectively, $0 and $5 during the three and nine months ended June 30, 2017, respectively	(3)	2	(6)	(4)
Total other comprehensive income (loss), net of tax	(6,123)	4,598	3,160	(166)
Comprehensive loss attributable to noncontrolling interest	111	—	111	—
Comprehensive income	$16,594	$21,948	$109,383	$45,060

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended
	June 30,
	2018	2017

Cash flows from operating activities
Net income	$106,112	$45,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,621	20,649
Gain on settlement of equity method investment	—	(1,847)
Stock-based compensation	14,999	11,081
Amortization of premium on marketable securities and deferred financing costs	565	24
Earnings of equity method investments	(4,931)	(7,249)
Loss recovery on insurance claim	(1,103)	—
Deferred income tax benefit	(48,274)	498
Other gains on disposals of assets	—	(106)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(32,887)	(14,644)
Inventories	(21,647)	(12,851)
Prepaid expenses and other current assets	(4,395)	(6,076)
Accounts payable	16,656	9,470
Deferred revenue	487	17,875
Accrued warranty and retrofit costs	(192)	1,299
Accrued compensation and tax withholdings	(1,252)	279
Accrued restructuring costs	(1,523)	(4,201)
Accrued expenses and other current liabilities	(7,478)	1,954
Net cash provided by operating activities	42,758	61,381
Cash flows from investing activities
Purchases of property, plant and equipment	(9,320)	(6,827)
Purchases of marketable securities	(58,312)	(240)
Sales and maturities of marketable securities	8,450	3,590
Acquisitions, net of cash acquired	(82,977)	(5,346)
Purchases of other investments	—	(170)
Proceeds from sales of property, plant and equipment	200	—
Net cash used in investing activities	(141,959)	(8,993)
Cash flows from financing activities
Proceeds from term loan	197,554	—
Proceeds from issuance of common stock	1,395	960
Payment of deferred financing costs	(318)	(27)
Repayment of term loan	(1,000)	—
Common stock dividends paid	(21,202)	(20,932)
Net cash provided by (used in) financing activities	176,429	(19,999)
Effects of exchange rate changes on cash and cash equivalents	526	(394)
Net increase in cash and cash equivalents	77,754	31,995
Cash and cash equivalents, beginning of period	101,622	85,086
Cash and cash equivalents, end of period	$179,376	$117,081
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	$1,418	$1,009
Fair value of non-cash consideration for the acquisition of Cool Lab, LLC	—	10,348

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

Foreign currency exchange losses generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other expenses, net” in the Company’s unaudited Consolidated Statements of Operations. Net foreign currency transaction and remeasurement losses totaled $0.6 million and $0.7 million, respectively, during the three months ended June 30, 2018 and 2017, and $3.1 million and $1.6 million, respectively, during the nine months ended June 30, 2018 and 2017.

Derivative Instruments

The Company has transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. The Company enters into foreign exchange contracts to reduce its exposure to currency fluctuations. The forward contract arrangements that the Company enters into, typically mature in three months or less. These transactions do not qualify for hedge accounting. Net gains and losses related to these contracts are recorded as a component of "Other expenses, net" in the accompanying unaudited Consolidated Statements of Operations and are as follows for the three and nine months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Realized gains (losses) on derivatives not designated as hedging instruments	$4,889	$147	$(1,332)	$(450)

The fair values of the forward contracts are recorded in the Company’s accompanying unaudited Consolidated Balance Sheets as "Prepaid expenses and other current assets" and "Accrued expenses and other current liabilities". Foreign exchange contract assets and liabilities are measured and reported at fair value based on observable market inputs and classified within Level 2 of the fair value hierarchy described below due to a lack of an active market for these contracts.

Fair Value Measurements

The Company measures at fair value certain financial assets and liabilities, including cash equivalents and available for sale securities. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurement and Disclosures, establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following levels of inputs may be used to measure fair value:

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

As of June 30, 2018, the Company had no assets or liabilities measured and recorded at fair value on a recurring basis using Level 3 inputs.

Recently Issued Accounting Pronouncements

In March 2018, the FASB issued Accounting Standard Update (“ASU”) 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, an amendment of the FASB Accounting Standards Codification. This ASU gives entities the option to reclassify tax effects recorded in accumulated other comprehensive income as a result of tax reform to retained earnings. The entities have the option to apply the guidance retrospectively or in the period of adoption. The guidance requires entities to make new disclosures, regardless of whether they elect to reclassify tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption in any period is permitted. The Company expects to adopt the guidance during the first quarter of fiscal year 2020 and is evaluating the effect that ASU 2018-02 will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842),  an amendment of the FASB Accounting Standards Codification. In accordance with the provisions of the newly issued guidance, a lessee should recognize at the inception of the arrangement a right-of-use asset and a corresponding lease liability initially measured at the present value of lease payments over the lease term. For finance leases, interest on a lease liability should be recognized separately from the amortization of the right-of-use asset, while for operating leases, total lease costs are recorded on a straight-line basis over the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying assets to forgo a recognition of right-of-use assets and corresponding lease liabilities and record a lease expense on a straight-line basis. Entities should determine at the inception of the arrangement whether a contract represents a lease or contains a lease which is defined as a right to control the use of identified property for a period of time in exchange for consideration. Additionally, entities should separate the lease components from the non-lease components and allocate the contract consideration on a relative standalone price basis in accordance with provisions of ASC Topic 606, Revenue from Contracts with Customers. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and should be adopted via a modified retrospective approach with certain optional practical expedients that entities may elect to apply. The Company expects to adopt the guidance during the first quarter of fiscal year 2020 and is currently evaluating the impact of this guidance on its financial position and results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326),  an amendment of the FASB Accounting Standards Codification. The new guidance introduces a new "expected loss" impairment model that applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities and other financial assets. Entities are required to estimate expected credit losses over the life of financial assets and record an allowance against the assets’ amortized cost basis to present the assets at the amount expected to be collected. Additionally, the guidance amends the impairment model for available for sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on such debt security is a credit loss. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption of the newly issued guidance is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The standard should be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company expects to adopt the guidance during the first quarter of fiscal year 2021 and is currently evaluating the impact of this guidance on its financial position and results of operations.

In May 2014, the FASB issued new accounting guidance for reporting revenue recognition, ASC 606 Revenue from Contracts with Customer (“ASC 606”). The guidance provides for the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In addition, the guidance requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Company will adopt this standard effective October 1, 2018, using the modified retrospective method and will only apply this method to contracts that are not completed as of the effective date and all new contracts initiated on or after the effective date. The modified retrospective method will result in the cumulative effect adjustment being recorded as of the effective date.

The Company has established an implementation team to assist with its assessment of the impact of the new revenue guidance on its operations, consolidated financial statements and related disclosures. The implementation team is also responsible for evaluating and designing the necessary changes to the Company’s business processes, policies, systems and controls to support recognition and disclosure under the new guidance. The Company has established a project plan and has completed its initial contract assessments. The results of this assessment have been analyzed to determine the final impact of adoption of the standard on the Company’s operations, consolidated financial statements, and related disclosures. Based on the results of the assessment, the Company currently believes potential changes may be driven by the identification of performance obligations, the timing of revenue recognition and the allocation of transaction price to the performance obligations. As part of the procedures completed by the Company, incremental costs to obtain a contract and costs incurred in fulfilling a contract have also been assessed. Based on preliminary results of the assessment, which is still in process, the Company currently believes that the most significant potential changes resulting from the adoption of this standard relate to how the Company accounts for commissions associated with contracts with a term greater than twelve months. Based on the procedures performed to date, the Company expects changes to the consolidated balance sheet related to accounts receivable, contract assets, and contract liabilities, as well as, significant changes to the Company’s disclosures, to comply with the new disclosure requirements under ASC 606.

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

Unrealized gains and losses are excluded from earnings and reported as a separate component of accumulated other comprehensive income until the security is sold or matures. Gains or losses realized from sales of marketable securities are computed based on the specific identification method and recognized as a component of "Other expenses, net" in the accompanying unaudited Consolidated Statements of Operations. There were no sales of marketable securities during the three and nine months ended June 30, 2018. During each of the three and nine months ended June 30, 2017, the Company sold marketable securities with a fair value and amortized cost of $3.6 million each and recognized net losses of less than $0.1 million. As a result, during these periods, the Company collected cash proceeds of $3.5 million from the sale of marketable securities and reclassified net unrealized holding losses of less than $0.1 million from accumulated other comprehensive income into "Other expenses, net" in the accompanying unaudited Consolidated Statements of Operations as a result of these transactions.

The following is a summary of the amortized cost and the fair value, including accrued interest receivable and unrealized holding gains (losses) on the short-term and long-term marketable securities as of June 30, 2018 and September 30, 2017 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
June 30, 2018 :
U.S. Treasury securities and obligations of U.S. government agencies	$33,547	$(63)	$—	$33,484
Bank certificates of deposits	5,889	—	1	5,890
Corporate securities	9,298	(18)	—	9,280
Municipal securities	3,216	(17)	—	3,199
Other debt securities	754	—	—	754
	$52,704	$(98)	$1	$52,607
September 30, 2017 :
Corporate securities	$2,642	$—	$—	$2,642
Other debt securities	28	—	—	28
	$2,670	$—	$—	$2,670

The fair values of the marketable securities by contractual maturities at June 30, 2018 are presented below (in thousands):

Fair Value
Due in one year or less	$42,096
Due after one year through five years	7,753
Due after five years through ten years	—
Due after ten years	2,758
Total marketable securities	$52,607

Expected maturities could differ from contractual maturities because the security issuers may have the right to prepay obligations without prepayment penalties.

The Company reviews the marketable securities for impairment at each reporting period to determine if any of the securities have experienced an other-than-temporary decline in fair value. The Company considers factors, such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of its amortized cost basis. If the Company believes that an other-than-temporary decline in fair value has occurred, it writes down the investment to its fair value and recognizes the credit loss in earnings and the non-credit loss in accumulated other comprehensive income or loss. As of June 30, 2018, the aggregate fair value of the marketable securities in an unrealized loss position was $42.8 million with a nominal loss, and was primarily comprised of U.S. Treasury securities and obligations of U.S. government agencies, corporate securities, municipal securities and bank certificates of deposits. There were no marketable securities in an unrealized loss position as of September 30, 2017.

Cash equivalents of $50.3 million and less than $0.1 million, respectively, at June 30, 2018 and September 30, 2017 consist of money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of $0.5 million and less than $0.1 million, respectively, at June 30, 2018 and September 30, 2017 consist primarily of bank certificates of deposits with original maturities of less than 90 days and are classified within Level 2 of the fair value hierarchy because they are not actively traded.

4. Acquisitions

Acquisitions Completed in Fiscal Year 2018

Acquisition of BioSpeciMan

On April 20, 2018, the Company acquired BioSpeciMan Corporation (“BioSpeciMan”), a Canadian provider of storage services for biological sample materials. BioSpeciMan, founded in 2002, provides temperature controlled biological sample storage services to an attractive mix of pharma, biotech and contract lab customers. This acquisition is expected to expand customer relationships and geographic reach within its growing sample management storage services business in the Brooks Life Sciences segment. The total cash payment made by the Company was $5.2 million, net of cash acquired and subject to working capital adjustments.

The Company allocated the purchase price of $5.2 million based on the fair value of the assets and liabilities acquired as of the acquisition date, which included $0.3 million of accounts receivable, $2.6 million of customer relationships, $2.7 million of goodwill and $0.7 million of assumed liabilities. The Company applied the excess  earnings method, a variation of the income approach to determine the fair value of the customer relationship intangible asset. The purchase price allocation was based on a preliminary valuation which is subject to further adjustments within the measurement period when additional information becomes available. The goodwill from this acquisition is reported within the Brooks Life Sciences segment and is not tax deductible.

At the acquisition date, a cash payment of $0.5 million was held back for potential working capital adjustments and the sellers' satisfaction of general representations and warranties. These holdback payments were ascribed to the purchase price.

The operating results of the acquisition have been reflected in the results of operations for the Brooks Life Sciences segment from the date of the acquisition. The Company did not present a pro forma information summary for its consolidated results of operations for the three and nine months ended June 30, 2018 and 2017 as if the acquisition of BioSpeciMan occurred on October 1, 2016 because such results were immaterial.

During the three months ended June 30, 2018, the Company incurred $0.2 million in transaction costs related to the BioSpeciMan acquisition. The transaction costs were recorded in "Selling, general and administrative" expenses within the accompanying unaudited Consolidated Statements of Operations.

Acquisition of Tec-Sem

On April 6, 2018, the Company acquired approximately 93% of the outstanding capital stock of Tec-Sem Group AG (“Tec-Sem”), a Switzerland-based manufacturer of semiconductor fabrication automation equipment with a focus on reticle management. The total cash payment made by the Company as of June 30, 2018 was $12.8 million, net of cash acquired and subject to working capital adjustments. The Company expects to acquire the remaining 7% noncontrolling interest upon the completion of certain procedural steps. The acquisition of Tec-Sem expands the Company’s contamination control solutions business within the Brooks Semiconductor Solutions Group segment.

The preliminary amounts recorded were as follows (in thousands):

Fair Value of Assets and Liabilities
Accounts receivable (approximates contractual value)	$988
Inventories	4,297
Prepaid expenses and other current assets	4,038
Property, plant and equipment	85
Intangible assets	10,694
Goodwill	7,573
Accounts payable	(1,049)
Accrued liabilities	(6,962)
Deferred tax liabilities	(772)
Accrued pension liability	(3,328)
Noncontrolling interest	(987)
Total purchase price, net of cash acquired	$14,577

     The Company applied variations of the income approach to estimate the fair values of the intangibles assets acquired. The identifiable intangible assets include completed technology (excess earnings method) of $8.4 million with a useful life of 10 years, backlog (excess earnings method) of $1.6 million with a useful life of 1 year, and customer relationships (distributor method) of $0.7 million with a useful life of 9 years. The intangible assets acquired are amortized over the total weighted average period of 8.6 years using methods that approximate the pattern in which the economic benefits are expected to be realized.

Goodwill of $7.6 million largely reflects the potential synergies and expansion of technical capabilities to the Company's existing contamination control solutions business. The goodwill from this acquisition is reported within the Brooks Semiconductor Solutions Group segment and is not tax deductible.

As part of the acquisition, the Company assumed all the assets and liabilities of Tec-Sem’s Swiss defined benefit plan, which covered substantially all its full-time employees. At acquisition date, the plan was fully funded for each employee’s pension contribution plus an expected rate of return equal to the statutory discount rate. Total plan assets were $6.2 million at acquisition date. The Company recorded an additional liability of $3.3 million for the unfunded projected benefit obligation related to each plan participant’s future services. The total liability for this plan is $9.5 million.

The fair value of the Company’s noncontrolling interest in Tec-Sem represents the expected amount to be settled in cash upon acquisition of the remaining 7% interest.

The Company reports the results of operations for Tec-Sem in the Brooks Semiconductor Solutions Group segment starting from the acquisition date. The revenues and net loss from Tec-Sem included in the Company's consolidated results for the three months ended June 30, 2018 were $4.3 million and $1.6 million, respectively. During the three months ended June 30, 2018, the net loss included $0.7 million related to the step-up in value of the acquired inventories and $1.0 million related to amortization expense of acquired intangible assets. During the three months ended June 30, 2018, the Company incurred $0.1 million in transaction costs related to the Tec-Sem acquisition. Net loss attributable to noncontrolling interest for both the three and nine months ended June 30, 2018 was $0.1 million which represents the 7% minority interest in Tec-Sem.

The escrow at closing had a balance of $2.6 million which consisted of $1.8 million related to potential working capital adjustments and the sellers' satisfaction of general representations and warranties. The remaining $0.8 million of the escrow balance is related to a performance obligation that the Company assumed at the acquisition date for the transfer of non-core wafer stocker technology to an unrelated third party.  Upon successful delivery of such technology, the Company expects to collect a portion of the $0.8 million which will represent reimbursement of costs incurred to complete development.

The Company did not present a pro forma information summary for its consolidated results of operations for the three and nine months ended June 30, 2018 and 2017 as if the acquisition of Tec-Sem occurred on October 1, 2016 because such results were immaterial.

Acquisition of 4titude Limited

On October 5, 2017, the Company acquired all the outstanding capital stock of 4titude Limited (“4titude”), a U.K.-based manufacturer of scientific consumables for biological sample materials used in a variety of genomic and DNA analytical applications. The acquisition of 4titude will expand the Company’s existing offerings of consumables and instruments within the Brooks Life Sciences segment. The aggregate purchase price of $65.1 million, net of cash acquired, consisted primarily of a cash payment of $64.8 million subject to working capital adjustments and the assumption of the seller’s liabilities of $0.4 million.

The Company used a market participant approach to record the assets acquired and liabilities assumed in the 4titude acquisition as follows (in thousands):

Fair Value of
Assets and
Liabilities
Accounts receivable (approximates contractual value)	$1,581
Inventories	2,667
Prepaid expenses and other current assets	140
Property, plant and equipment	1,555
Intangible assets	27,212
Goodwill	38,185
Accounts payable	(286)
Accrued liabilities	(845)
Deferred tax liabilities	(5,090)
Total purchase price, net of cash acquired	$65,119

The Company applied variations of the income approach to estimate the fair values of the intangibles assets acquired. The identified intangible assets include customer relationships (excess earnings method) of $21.4 million with a useful life of 10 years, completed technology (relief from royalty method) of $5.2 million with a useful life of 13 years, backlog (excess earnings method) of $0.4 million with a useful life of 1 year and trademarks (excess earnings method) of $0.2 million with a useful life of 1 year. The intangible assets acquired are amortized over the total weighted average period of 10.4 years using methods that approximate the pattern in which the economic benefits are expected to be realized.

At the closing of the acquisition of 4titude, a cash payment of $0.4 million was placed into escrow which was ascribed to the purchase price. The escrow was related to potential working capital adjustments and the sellers’ satisfaction of general representations and warranties. The escrow balance was $0.2 million as of June 30, 2018.

Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired and has been assigned to the Brooks Life Sciences segment. Goodwill is primarily the result of expected synergies from combining the operations of 4titude with the Company’s operations and is not deductible for tax purposes.

The operating results of 4titude have been reflected in the results of operations for the Brooks Life Sciences segment from the date of the acquisition, which included approximately nine months of activity during the first three quarters of fiscal year 2018. During the three months ended June 30, 2018, revenue and net income from 4titude recognized in the Company’s results of operations were $3.9 million and less than $0.1 million, respectively. During the nine months ended June 30, 2018, revenue and net loss from 4titude recognized in the Company’s results of operations were $11.6 million and $1.2 million, respectively. During the three and nine months ended June 30, 2018, the net income or loss included recurring charges of $1.0 million and $3.1 million, respectively, related to amortization expense of acquired intangible assets. During the nine months ended June 30, 2018, the net loss also included non-recurring charges of $1.2 million related to the step-up in value of the acquired inventories. There was no such charge during the three months ended June 30, 2018.

During the nine months ended June 30, 2018, the Company incurred $1.0 million in non-recurring transaction costs with respect to the 4titude acquisition, which were recorded in "Selling, general and administrative" expenses within the accompanying unaudited Consolidated Statements of Operations. There were no transaction costs related to the 4titude acquisition during the three months ended June 30, 2018.

The Company did not present a pro forma information summary for its consolidated results of operations for the three and nine months ended June 30, 2018 and 2017 as if the acquisition of 4titude occurred on October 1, 2016 because such results were immaterial.

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

At the closing of the acquisition of PBMMI, a cash payment of $3.3 million was placed into escrow which was ascribed to the purchase price. The escrow balance of $3.3 million included $2.9 million related to satisfaction of the sellers' indemnification obligations with respect to their representations and warranties and other indemnities, as well as $0.4 million payable to the former owner of Novare as a compensation for a sale of his ownership interest. This escrow arrangement is administered by the Company on behalf of the sellers. As of June 30, 2018, the escrow balance related to satisfaction of the sellers' indemnification obligations was $2.7 million, and the $0.4 million Novare escrow balance had been released.

The operating results of PBMMI have been reflected in the results of operations for the Brooks Life Sciences segment from the date of the acquisition. During the three months ended June 30, 2018, revenue and net income from PBMMI recognized in the Company’s results of operations were $3.2 million and $0.4 million, respectively. During the nine months ended June 30, 2018, revenue and net income from PBMMI recognized in the Company’s results of operations were $8.0 million and $0.3 million, respectively. During the three and nine months ended June 30, 2018, the net income included recurring charges of $0.4 million and $1.2 million, respectively, related to amortization expense of acquired intangible assets. Please refer to Note 3, "Acquisitions" to the Company's consolidated financial statements included in the 2017 Annual Report on Form 10-K for further information on PBMMI acquisition.

Acquisition of Cool Lab, LLC

On November 28, 2016, the Company acquired 100% of the equity of Cool Lab, LLC ("Cool Lab") from BioCision, LLC ("BioCision"). The Company held a 20% equity ownership interest in BioCision prior to the acquisition. The Company used a market participant approach to record the assets acquired and liabilities assumed in the Cool Lab acquisition. The purchase price allocation had been finalized as of June 30, 2018. Please refer to Note 3, “Acquisitions” to the Company’s consolidated financial statements included in the 2017 Annual Report on Form 10-K for further information on this transaction.

The Company recorded a liability of $0.7 million in the purchase price allocation that represented a pre-acquisition contingency incurred on the acquisition date. The obligation is related to a rebate that is due to a particular customer if the annual product sales volume metrics exceed threshold amounts under the provisions of the contract assumed by the Company. Fair value of such liability was determined based on a probability-weighted discounted cash flow model. The carrying amount of the liability was $0.8 million and $0.7 million, respectively, at June 30, 2018 and September 30, 2017.

The operating results of Cool Lab have been reflected in the results of operations for the Brooks Life Sciences segment from the date of the acquisition, which included approximately one month of activity during the first quarter of fiscal year 2017. During the three months ended June 30, 2018, revenue and net income from Cool Lab recognized in the Company’s results of operations were $0.9 million and $0.1 million, respectively. During the nine months ended June 30, 2018, revenue and net loss from Cool Lab recognized in the Company’s results of operations were $2.6 million and $0.1 million, respectively. During the three and nine months ended June 30, 2018, the net income or loss included recurring charges of $0.3 million and $1.1 million, respectively, related to amortization expense of acquired intangible assets.

5. Goodwill and Intangible Assets

Goodwill represents the excess of net book value over the estimated fair value of net tangible and identifiable intangible assets of a reporting unit. Goodwill is tested for impairment annually or more often if impairment indicators are present at the reporting unit level. If events occur or circumstances change that would more likely than not reduce fair values of the reporting units below their carrying values, goodwill will be evaluated for impairment between annual tests. No triggering events indicating goodwill impairment occurred during the nine months ended June 30, 2018.

The Company performs its annual goodwill impairment assessment on April 1st of each fiscal year. In accordance with ASC 350, Intangibles-Goodwill and Other, the Company initially assesses qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company determines, based on this assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying value, it performs a quantitative goodwill impairment test by comparing the reporting unit’s fair value with its carrying value. An impairment loss is recognized for the amount by which the reporting unit’s carrying value exceeds its fair value, up to the total amount of goodwill allocated to the reporting unit. No impairment loss is recognized if the fair value of the reporting exceeds its carrying value.

As of June 30, 2018, the Company completed the annual goodwill impairment test for its five reporting units and determined that no adjustment to goodwill was necessary. The Company conducted a qualitative assessment for three reporting units within the Brooks Semiconductor Solutions Group segment and determined that it was more likely than not that their fair values were more than their carrying values. As a result of the analysis, the Company did not perform the quantitative assessment for these reporting units, and did not perform a quantitative analysis and, therefore, did not recognize any impairment losses. The Company performed the quantitative goodwill impairment test for the fourth reporting unit within the Brooks Semiconductor Solutions Group segment and for the Brooks Life Science Systems reporting unit. The Company determined that no adjustment to goodwill was necessary for these two reporting units since their fair values significantly exceeded their respective carrying values. If events occur or circumstances change that would more likely than not reduce the fair value of any reporting unit below its carrying value, the Company will evaluate such reporting unit’s goodwill for impairment between annual tests.

The components of the Company’s goodwill by operating segment at June 30, 2018 and September 30, 2017 are as follows (in thousands):

	Brooks
	Semiconductor
	Solutions	Brooks
	Group	Life Sciences	Other	Total
Gross goodwill, at September 30, 2017	$655,762	$166,820	$26,014	$848,596
Accumulated goodwill impairments	(588,944)	—	(26,014)	(614,958)
Goodwill, net of accumulated impairments, at September 30, 2017	66,818	166,820	—	233,638
Acquisitions and adjustments	7,395	41,172	—	48,567
Gross goodwill, at June 30, 2018	663,157	207,992	26,014	897,163
Accumulated goodwill impairments	(588,944)	—	(26,014)	(614,958)
Goodwill, net of accumulated impairments, at June 30, 2018	$74,213	$207,992	$—	$282,205

During the nine months ended June 30, 2018, the Company recorded a goodwill increase of $48.6 million primarily related to the acquisitions of 4titude, Tec-Sem and BioSpeciMan which represented the excess of the consideration transferred over the fair value of the net assets acquired. Please refer to the Note 4 "Acquisitions" for further information on this transaction.

The components of the Company’s identifiable intangible assets as of June 30, 2018 and September 30, 2017 are as follows (in thousands):

	June 30, 2018			September 30, 2017
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Patents	$9,028	$7,960	$1,068	$9,028	$7,729	$1,299
Completed technology	74,747	57,734	17,013	61,662	54,777	6,885
Trademarks and trade names	9,404	5,785	3,619	9,244	4,969	4,275
Customer relationships	157,211	72,716	84,495	130,655	59,594	71,061
	$250,390	$144,195	$106,195	$210,589	$127,069	$83,520

Amortization expense for intangible assets was $17.7 million and $12.7 million, respectively, during the nine months ended June 30, 2018 and 2017.

Estimated future amortization expense for the intangible assets for the remainder of fiscal year 2018, the subsequent four fiscal years and thereafter is as follows (in thousands):

Fiscal year ended September 30,
2018	$6,141
2019	23,373
2020	20,849
2021	14,745
2022	11,842
Thereafter	29,245
$106,195

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

The carrying value of the investment in UCI was $37.1 million and $28.6 million, respectively, at June 30, 2018 and September 30, 2017. During the three months ended June 30, 2018 and 2017, the Company recorded income of $1.3 million and $2.5 million, respectively, representing its proportionate share of UCI’s earnings. During the nine months ended June 30, 2018 and 2017, the Company recorded income of $4.9 million and $7.7 million, respectively, representing its proportionate share of UCI’s earnings. Management fee payments received by the Company from UCI were $0.3 million during each of the three months ended June 30, 2018 and 2017. Management fee payments received by the Company from UCI were $0.8 million during each of the nine months ended June 30, 2018 and 2017.

7. Line of Credit

The Company maintains a revolving line of credit with Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A that provides for revolving credit financing of up to $75.0 million, subject to borrowing base availability, as defined in the credit agreement. The line of credit matures on October 4, 2022 and expires no less than 90 days prior to the term loan expiration. The proceeds from the line of credit are available for permitted acquisitions and general corporate purposes.

On October 4, 2017, the Company entered into a $200.0 million Senior Secured Term Loan Facility (the “term loan”) with Morgan Stanley Senior Funding, Inc., JPMorgan Chase Bank, N.A. and Wells Fargo Securities, LLC (collectively, the “lenders”). Coincident with the entry into the term loan agreement, the Company amended certain terms and conditions of the credit agreement and entered into an arrangement with Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. Based on the amended terms of the credit agreement, the line of credit continues to provide for revolving credit financing of up to $75.0 million, subject to borrowing base availability. Borrowing base availability under the amended line of credit excludes collateral related to fixed assets and is redetermined periodically based on certain percentage of certain eligible U.S. assets, including accounts receivable and inventory. The sub-limits for letters of credit were reduced to $7.5 million under the amended terms of the credit agreement. All outstanding borrowings under the credit agreement are guaranteed by the Company and BioStorage Technologies, Inc., its wholly-owned subsidiary, and subordinated to the obligations under the term loan which are secured by a first priority lien on substantially all of the assets of the Company and the guarantor, other than accounts receivable and inventory. Please refer to Note 8, “Debt”, for further information on the term loan transaction.

There were no amounts outstanding under the line of credit as of June 30, 2018 and September 30, 2017. The Company records commitment fees and other costs directly associated with obtaining line of credit financing as deferred financing costs which are presented within "Other assets" in the accompanying unaudited Consolidated Balance Sheets. Deferred financing costs were $0.5 million at both June 30, 2018 and September 30, 2017. Such costs are amortized over the term of the related financing arrangement and are included in “Interest expense” in the accompanying unaudited Consolidated Statements of Operations. The line of credit contains certain customary representations and warranties, a financial covenant and affirmative and negative covenants as well as events of default. The Company was in compliance with the line of credit covenants as of June 30, 2018 and September 30, 2017.

8. Debt

On October 4, 2017, the Company entered into a $200.0 million term loan with the lenders. The term loan was issued at $197.6 million, or 98.8% of its par value, resulting in a discount of $2.4 million, or 1.2%, which represented loan origination fees paid at the closing. The Company incurred additional deferred financing costs of $0.4 million during the nine months ended June 30, 2018. The loan proceeds are to be used for general corporate purposes, including acquisitions. The loan principal amount may be increased by an aggregate amount equal to $75.0 million plus any voluntary repayments of the term loans plus any additional amount such that the secured leverage ratio of the Company is less than 3.00 to 1.00.

Under the terms of the term loan agreement, the Company may elect for the loan to bear an interest rate as Eurodollar Borrowings or as Alternate Base Rate Borrowings. Interest applicable to Eurodollar Borrowings is based on the Adjusted LIBO Rate plus applicable margin of 2.50%. The Adjusted LIBO Rate is the rate appearing on Bloomberg screen LIBOR01 which gets reset at the beginning of each selected interest period based on the LIBOR rate then in effect. Interest applicable to ABR Borrowings is based on the Alternate Base Rate plus applicable margin of 1.50%. Alternate Base Rate is determined based on the highest of: (a) the federal funds effective rate plus 0.50%, (b) prime rate plus 1.00%, or (c) one-month LIBOR rate plus 1.00%.

The Company’s obligations under the term loan are also guaranteed by BioStorage Technologies, Inc. as the guarantor, subject to the terms and conditions of the term loan agreement. The Company and the guarantor granted the lenders a perfected first priority security interest in substantially all of the assets of the Company and the guarantor to secure the repayment of the term loan.

The term loan matures and becomes fully payable on October 4, 2024. The principal is payable in installments equal to 0.25% of the initial principal amount of the term loans on March 31st, June 30th, September 30th and December 31st of each year, commencing on March 31, 2018, with any remaining amount of principal becoming due and payable on the maturity date. All accrued and unpaid interest on Borrowings shall be due on the last day of each interest period elected by the Company for such Borrowings, except for interest periods of more than three months in which case all accrued and unpaid interest shall be due and payable every three months.

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

The Company records commitment fees and other costs directly associated with obtaining term loan financing as deferred financing costs which are presented as a reduction of the term loan principal balance in the accompanying unaudited Consolidated Balance Sheets. Such costs are accreted over the term of the loan using the effective interest rate method and are included in “Interest expense” in the accompanying unaudited Consolidated Statements of Operations. At June 30, 2018, deferred financing costs were $2.5 million.

During the three months ended June 30, 2018, the weighted average stated interest rate paid on the term loan was 4.5%. During the nine months ended June 30, 2018, the Company incurred aggregate interest expense of $6.6 million in connection with the term loan borrowings, including $0.3 million of deferred financing costs amortization.

The term loan agreement contains certain customary representations and warranties, covenants and events of default. If any of the events of default occur and are not waived or cured within applicable grace periods, any unpaid amounts under the term loan agreement will bear an annual interest rate at 2.00% above the rate otherwise applicable under the terms and conditions of such agreement. The term loan agreement does not contain financial maintenance covenants. As of June 30, 2018, the Company was in compliance with all covenants and conditions under the term loan agreement.

The following are the future minimum principal payment obligations under the term loan as of June 30, 2018:

Amount
Fiscal year ended September 30,
2018	$500
2019	2,000
2020	2,000
2021	2,000
2022	2,000
Thereafter	190,500
Total outstanding principal balance	199,000
Unamortized deferred financing costs	(2,530)
196,470
Term loan, current portion	2,000
Term loan, long-term portion	$194,470

As of June 30, 2018, estimated fair value of the term loan outstanding principal balance approximates its carrying value. The fair value was determined based on observable market inputs and classified within Level 2 of the fair value hierarchy due to a lack of an active market for this term loan or a similar loan instrument.

9. Income Taxes

The Company recorded an income tax provision of $3.3 million for the three months ended June 30, 2018 and an income tax benefit of $37.7 million for the nine months ended June 30, 2018. The tax provision for the three months ended June 30, 2018 was primarily driven by the income generated during the quarter. The income tax benefit for the nine months ended June 30, 2018 was primarily driven by a discrete benefit of $45.6 million due to the reversal of a valuation allowance against U.S. net deferred tax assets. The tax benefit for the nine months ended June 30, 2018 also included $0.7 million of tax benefits related to the re-measurement of net U.S. deferred tax liabilities to account for the reduced 21% statutory federal income tax rate. The benefit for the nine months ended June 30, 2018 was partially offset by the tax provisions related to foreign income.

The Company recorded an income tax provision of $3.7 million and $9.9 million, respectively, for the three and nine months ended June 30, 2017. The provision recorded during each period was primarily driven by foreign income. Tax provision during the nine months ended June 30, 2017 was partially offset by $0.9 million of tax benefits related to the reduction of reserves for unrecognized tax benefits resulting from the expiration of statutes of limitations.

The Company evaluates the realizability of its deferred tax assets by tax-paying component and assesses the need for a valuation allowance on a quarterly basis, considering the weight of both positive and negative evidence in making the assessment. The Company evaluates the profitability of each tax-paying component on a historic cumulative basis and forward looking basis, considering tax-planning strategies and the length of credit and loss carryforward and carryback periods, among other factors, in the course of performing this analysis.  As of June 30, 2018, the Company maintained its assertion that it is more likely than not that a substantial portion of U.S. deferred tax assets will be realized, with the exception of certain state tax carryforwards.

During the first quarter of fiscal year 2018, the Company adopted ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09). Upon adoption of ASU 2016-09, the Company amended the accounting for employee share-based payment transactions to recognize tax effects resulting from the settlement of stock-based awards as income tax expense or benefit in the income statement in the reporting period in which they occur. Adoption of this ASU required recognition of a cumulative effect adjustment to retained earnings in connection with the establishment of a deferred tax asset for any prior year net excess tax benefits or tax deficiencies not previously recorded. This adjustment resulted in a $4.0 million increase to retained earnings and deferred tax asset for net prior year excess tax benefits, with a corresponding decrease to retained earnings for the establishment of valuation allowance against the deferred tax asset. This increase to the valuation allowance was subsequently part of the valuation allowance reversal during the second quarter of fiscal year 2018.

During the first quarter of fiscal year 2018, the Tax Cuts and Jobs Act (“Tax Reform”) was enacted in the U.S., making significant tax law changes affecting the Company. The SEC issued Staff Accounting Bulletin 118 (“SAB 118”), which provided guidance for companies that had not completed the accounting for the income tax effects of Tax Reform.  Under SAB 118, a company may report provisional amounts based on reasonable estimates where the accounting is incomplete. These amounts are subject to adjustments during a measurement period of up to one year beginning in the reporting period of the enactment date.

Upon the enactment of Tax Reform, the Company was subject to a toll charge in the U.S. on its previously untaxed accumulated foreign earnings.  The toll charge was treated as an inclusion of the Company’s accumulated foreign earnings in U.S. taxable income during the tax year ended September 30, 2018. Any taxes due associated with the toll charge will be payable over an eight year period. The Company has estimated that its accumulated foreign earnings are $120.0 million which is a provisional amount subject to the measurement period described in Staff Accounting Bulletin 118. There are still incomplete components related to the accumulated foreign earnings calculations for older tax years that require additional time to complete the calculations. The Company also has a history of foreign mergers and acquisitions and proper determination of the impact on the accumulated earnings is complex. The Company has estimated a $5.2 million toll charge associated with the taxable foreign earnings, net of foreign tax credits associated with the earnings subject to the toll tax. The Company did not record any provision for currently estimated tax associated with the toll charge as sufficient previously un-benefited tax attributes with valuation allowances existed to offset the resulting tax during the quarter of enactment of the tax law, however, the toll charge reduced the impact of the valuation allowance reversal.

As a result of Tax Reform, the Company calculated its U.S. tax provision for the three and nine months ended  June 30, 2018 using a blended U.S. statutory tax rate of 24.5% which is a prorated allocation of the 35% rate in effect prior to Tax Reform through December 31, 2017 and the 21% rate in effect for the remainder of the fiscal year. The Company recorded a discrete benefit of $0.7 million in the nine months ended June 30, 2018 due to the impact of the U.S. rate change on its net U.S. deferred tax liabilities.

As of June 30, 2018, the Company maintains its indefinite reinvestment assertion on foreign earnings. The Company is continuing to evaluate the impact of Tax Reform on its reinvestment plans, as the accounting for Tax Reform is completed during the measurement period described in SAB 118.  While the toll charge is a forced deemed repatriation of foreign earnings and an inclusion in U.S. federal taxable income, there are still additional costs of repatriating the foreign earnings such as foreign withholding taxes and state taxes.

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

10. Other Balance Sheet Information

The following is a summary of accounts receivable at June 30, 2018 and September 30, 2017 (in thousands):

	June 30,	September 30,
	2018	2017
Accounts receivable	$157,872	$122,868
Less allowance for doubtful accounts	(1,142)	(1,959)
Less allowance for sales returns	(52)	(81)
Accounts receivable, net	$156,678	$120,828

The following is a summary of inventories at June 30, 2018 and September 30, 2017 (in thousands):

	June 30,	September 30,
	2018	2017
Inventories
Raw materials and purchased parts	$83,603	$73,819
Work-in-process	21,699	10,548
Finished goods	26,996	22,028
Total inventories	$132,298	$106,395

Reserves for excess and obsolete inventory were $21.0 million and $23.5 million, respectively, at June 30, 2018 and September 30, 2017.

At June 30, 2018 and September 30, 2017, the Company had cumulative capitalized direct costs of $5.5 million and $4.7 million, respectively, associated with the development of software for its internal use which are included within "Property, plant and equipment, net" in the accompanying unaudited Consolidated Balance Sheets. During the nine months ended June 30, 2018, the Company capitalized direct costs of $0.8 million associated with the development of software for its internal use.

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

The following is a summary of product warranty and retrofit activity on a gross basis for the three and nine months ended June 30, 2018 and 2017 (in thousands):

Activity -Three Months Ended June 30, 2018
Balance			Balance
March 31,			June 30,
2018	Accruals	Costs Incurred	2018
$8,289	$1,895	$(1,425)	$8,759

Activity -Three Months Ended June 30, 2017
Balance			Balance
March 31,			June 30,
2017	Accruals	Costs Incurred	2017
$7,073	$2,440	$(1,867)	$7,646

Activity -Nine Months Ended June 30, 2018
Balance			Balance
September 30,			June 30,
2017	Accruals	Costs Incurred	2018
$8,054	$6,304	$(5,599)	$8,759

Activity -Nine Months Ended June 30, 2017
Balance			Balance
September 30,			June 30,
2016	Accruals	Costs Incurred	2017
$6,324	$7,656	$(6,334)	$7,646

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

The following table reflects stock-based compensation expense recorded during the three and nine months ended  June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Restricted stock	$4,636	$4,044	$14,335	$10,634
Employee stock purchase plan	234	153	664	447
Total stock-based compensation expense	$4,870	$4,197	$14,999	$11,081

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

During the first quarter of fiscal year 2018, the Company adopted ASU 2016-09. Upon adoption of ASU 2016-09, the Company made an accounting policy election to continue accounting for forfeitures by applying an estimated forfeiture rate. The adoption of ASU 2016-09 did not have an impact on the stock compensation expense amount recognized during the three and nine months ended June 30, 2018 and accumulated deficit at June 30, 2018.

The Company grants restricted stock units that vest over a required service period and/or achievement of certain operating performance goals. Restricted stock units granted with performance goals may also have a required service period following the achievement of all or a portion of the performance goals. The following table reflects restricted stock units granted during the nine months ended June 30, 2018 and 2017:

		Time-Based		Performance-
	Total Units	Units	Stock Grants	Based Units
Nine months ended June 30, 2018	528,075	208,097	35,356	284,622
Nine months ended June 30, 2017	1,008,570	377,213	43,019	588,338

Time-Based Grants

Restricted stock units granted with a required service period typically have three-year vesting schedules in which one-third of awards vest at the first anniversary of the grant date, one-third vest at the second anniversary of the grant date and one-third vest at the third anniversary of the grant date, subject to the award holders meeting service requirements.

Stock Grants

During the nine months ended June 30, 2018 and 2017, the Company granted 35,356 and 43,019 units, respectively, to the members of the Company's Board of Directors, including 26,539 and 28,065 units, respectively, that were compensation-related. Compensation-related units granted during the nine months ended June 30, 2018 and 2017 are subject to a one-year vesting period starting from the grant date. The units granted during the nine months ended June 30, 2018 will vest on the date which is one day before the Company's 2019 Annual Meeting of Stockholders. The units granted during the nine months ended June 30, 2017 vested on January 30, 2018, which was one day before the Company's 2018 Annual Meeting of Stockholders. Certain members of the Board of Directors previously elected to defer receiving their annual awards of restricted shares of the Company stock and quarterly dividends until a future date. During the nine months ended June 30, 2018 and 2017, the Company granted 7,130 and 13,065 units, respectively, related to such deferred annual restricted share awards as well as 1,687 and 1,889 units, respectively, related to deferred quarterly dividends. Annual restricted share awards granted during the nine months ended June 30, 2018 and 2017 are subject to a one-year vesting period starting from the grant date. The units will vest on the date which is one day before the Company's Annual Meeting of Stockholders, but certain holders have elected to defer the receipt of the Company shares until they attain a certain age or cease to provide services to the Company in their capacity as Board members. The amount of units granted during the nine months ended June 30, 2018 and 2017 related to deferred quarterly dividends was equal to the value of cash dividends that would be paid on the number of total deferred shares based on the closing price of the Company’s stock on the dividend record date. Such units vested upon their issuance, but the settlement was deferred by certain holders for the same conditions, as described above.

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

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the nine months ended June 30, 2018:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at September 30, 2017	2,474,011	$12.34
Granted	528,075	33.31
Vested	(724,339)	12.76
Forfeited	(66,128)	16.77
Outstanding at June 30, 2018	2,211,619	17.13

The weighted average grant date fair value of restricted stock units granted during the three months ended  June 30, 2018 and 2017 was $25.71 and $25.21, respectively. The weighted average grant date fair value of restricted stock units granted during the nine months ended June 30, 2018 and 2017 was $33.31 and $14.32, respectively. The fair value of restricted stock units vested during the three months ended June 30, 2018 and 2017 was $2.7 million and $2.9 million, respectively. The fair value of restricted stock units vested during the nine months ended June 30, 2018 and 2017 was $21.8 million and $14.8 million, respectively. During the nine months ended June 30, 2018 and 2017, the Company remitted $7.2 million and $4.6 million, respectively, for withholding taxes on vested restricted stock units, of which $0.1 million was paid by the Company during the nine months ended June 30, 2017. There were no taxes on vested restricted stock units paid by the Company during the nine months ended June 30, 2018. During the nine months ended June 30, 2018 and 2017, the Company received $7.2 million and $4.6 million, respectively, in cash proceeds from employees to satisfy their tax obligations as a result of share issuances.

As of June 30, 2018, the unrecognized compensation cost related to restricted stock units that are expected to vest is $25.5 million and will be recognized over an estimated weighted average service period of approximately 1.6 years.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan that allows its employees to purchase shares of common stock at a price equal to 85% of the fair market value of the Company’s stock at the beginning or the end of the semi-annual period, whichever is lower. There were 66,785 and 90,681 shares, respectively, purchased by employees under the employee stock purchase plan during the nine months ended June 30, 2018 and 2017.

12. Earnings per Share

The calculations of basic and diluted net income per share and basic and diluted weighted average shares outstanding are as follows for the three and nine months ended June 30, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$22,606	$17,350	$106,112	$45,226
Net loss attributable to noncontrolling interest	111	—	111	—
Net income attributable to Brooks Automation, Inc.	$22,717	$17,350	$106,223	$45,226

Weighted average common shares outstanding used in computing basic earnings per share	70,596	69,711	70,425	69,496
Dilutive restricted stock units	382	694	508	702
Weighted average common shares outstanding used in computing diluted earnings per share	70,978	70,405	70,933	70,198

Basic net income per share	$0.32	$0.25	$1.51	$0.65
Diluted net income per share	$0.32	$0.25	$1.50	$0.64

During the nine months ended June 30, 2018, antidilutive restricted stock units of 190,266 were excluded from the computation of diluted earnings per share based on the treasury stock method. There were no antidilutive restricted stock units excluded from the computation of diluted earnings per share, during the three and nine months ended June 30, 2017 and three months ended June 30, 2018.

13. Restructuring Charges

The restructuring charges recorded by the Company during the three and nine months ended June 30, 2018 were nominal. During the three and nine months ended June 30, 2017, the Company recorded restructuring charges of $0.8 million and $2.7 million, respectively. The charges during the three months ended June 30, 2017 was primarily related to severance in the Brooks Semiconductor Solutions Group segment. The charges during the nine months ended June 30, 2017 included $2.2 million in the Brooks Semiconductor Solutions Group segment, $0.2 million in the Brooks Life Sciences segment and $0.3 million related to a company-wide restructuring action.

The following is a summary of activity related to the Company’s restructuring charges for the three and nine months ended June 30, 2018 and 2017 (in thousands):

	Activity -Three Months Ended June 30, 2018
	Balance			Balance
	March 31,			June 30,
	2018	Expenses	Payments	2018
Total restructuring liabilities related to workforce termination benefits	$416	$82	$(284)	$214

	Activity -Three Months Ended June 30, 2017
	Balance			Balance
	March 31,			June 30,
	2017	Expenses	Payments	2017
Total restructuring liabilities related to workforce termination benefits	$2,044	$828	$(1,182)	$1,690

	Activity -Nine Months Ended June 30, 2018
	Balance			Balance
	September 30,			June 30,
	2017	Expenses	Payments	2018
Total restructuring liabilities related to workforce termination benefits	$1,708	$131	$(1,625)	$214

	Activity -Nine Months Ended June 30, 2017
	Balance			Balance
	September 30,			June 30,
	2016	Expenses	Payments	2017
Total restructuring liabilities	$5,939	$2,663	$(6,912)	$1,690

As of June 30, 2018, accrued restructuring costs of $0.2 million were primarily attributable to the restructuring actions within the Brooks Life Sciences segment. Accrued restructuring costs are expected to be paid within the next twelve months. Please refer to Note 15, “Restructuring and Other Charges” to the Company’s consolidated financial statements included in the 2017 Annual Report on Form 10-K for further information on the restructuring actions discussed above.

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

The following is the summary of the financial information for the Company’s operating and reportable segments for the three and nine months ended June 30, 2018 and 2017 and balances as of June 30, 2018 and September 30, 2017 (in thousands):

	Brooks
	Semiconductor	Brooks
	Solutions Group	Life Sciences	Total

Three Months Ended June 30, 2018:
Revenue
Products	$150,675	$23,438	$174,113
Services	23,102	26,265	49,367
Segment revenue	$173,777	$49,703	$223,480
Gross profit	$70,634	$18,587	$89,221
Segment operating income	33,674	2,034	35,708
Depreciation expense	1,072	1,991	3,063

Three Months Ended June 30, 2017:
Revenue
Products	$124,681	$17,276	$141,957
Services	20,280	19,480	39,760
Segment revenue	$144,961	$36,756	$181,717
Gross profit	$58,083	$13,489	$71,572
Segment operating income	26,188	1,134	27,322
Depreciation expense	1,192	1,134	2,326

Nine Months Ended June 30, 2018:
Revenue
Products	$407,903	$68,885	$476,788
Services	66,481	76,799	143,280
Segment revenue	$474,384	$145,684	$620,068
Gross profit	$195,386	$53,279	$248,665
Segment operating income	90,872	4,577	95,449
Depreciation expense	3,354	5,579	8,933

Nine Months Ended June 30, 2017:
Revenue
Products	$349,710	$46,974	$396,684
Services	56,532	57,789	114,321
Segment revenue	$406,242	$104,763	$511,005
Gross profit	$154,877	$38,162	$193,039
Segment operating income	63,562	2,535	66,097
Depreciation expense	3,786	3,269	7,055

Assets:
June 30, 2018	$361,382	$414,702	$776,084
September 30, 2017	325,408	306,666	632,074

The following is a reconciliation of the Company’s operating and reportable segments’ operating income and segment assets to the corresponding amounts presented in the accompanying unaudited Consolidated Statements of

Operations for the three and nine months ended June 30, 2018 and 2017 and Consolidated Balance Sheets as of June 30, 2018 and September 30, 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Segment operating income	$35,708	$27,322	$95,449	$66,097
Amortization of acquired intangible assets	5,080	3,278	14,298	9,636
Restructuring charges	82	828	131	2,663
Other unallocated corporate expenses	3,867	4,446	9,682	7,066
Total operating income	$26,679	$18,770	$71,338	$46,732

	June 30,	September 30,
	2018	2017
Segment assets	$776,084	$632,074
Cash, cash equivalents and marketable securities	231,983	104,292
Deferred tax assets	46,312	1,692
Equity method investments	37,051	28,570
Total assets	$1,091,430	$766,628

15. Significant Customers

The Company had one customer that accounted for 10% or more of its consolidated revenue, at 11% during each of the three months ended June 30, 2018 and 2017. The Company had one customer that accounted for 10% or more of its consolidated revenue, at 12% and 10%, respectively, during the nine months ended June 30, 2018 and 2017. As of June 30, 2018 and September 30, 2017, the Company had no customers that accounted for 10% or more of the Company’s total receivables.

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

16. Commitments and Contingencies

Letters of Credit

At June 30, 2018 and September 30, 2017, the Company had approximately $2.4 million and $3.5 million, respectively, of letters of credit outstanding related primarily to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from our customers in the event that the product is not delivered, or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if the Company fails to meet certain contractual requirements. None of these obligations were called during the nine months ended June 30, 2018 and the fiscal year ended September 30, 2017, and the Company currently does not anticipate any of these obligations to be called in the near future.

Purchase Commitments

The Company had non-cancellable contracts and purchase orders for inventory of $148.4 million and $122.0 million, respectively, at June 30, 2018 and September 30, 2017.

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

17. Subsequent Events

       Dividend

On July 31, 2018, the Company’s Board of Directors declared a cash dividend of $0.10 per share payable on September 28, 2018 to common stockholders of record as of September 7, 2018.  Dividends are declared at the discretion of the Company’s Board of Directors and depend on the Company’s actual cash flows from operations, its financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes principal factors affecting the results of our operations, financial condition and liquidity as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our MD&A is organized as follows:

•

Overview. This section provides a general description of our business and operating segments as well as a brief discussion and overall analysis of our business and financial performance, including key developments affecting the Company during the three and nine months ended June 30, 2018 and 2017.

•

Critical Accounting Policies and Estimates. This section discusses accounting policies and estimates that require us to exercise subjective or complex judgments in their application. We believe these accounting policies and estimates are important to understanding the assumptions and judgments incorporated in our reported financial results.

•	Results of Operations. This section provides an analysis of our financial results for the three and nine months ended June 30, 2018 compared to the three and nine months ended June 30, 2017.
•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and changes in cash flows as well as a discussion of available borrowings and contractual commitments.

You should read the MD&A in conjunction with our unaudited consolidated financial statements and related notes beginning on page 3 of this Quarterly Report on Form 10-Q. In addition to historical information, the MD&A contains forward-looking statements that involve risks and uncertainties. You should read “Information Related to Forward-Looking Statements” below for a discussion of important factors that could cause our actual results to differ materially from our expectations.

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

OVERVIEW

We are a leading global provider of automation and cryogenic solutions for multiple applications and markets. We primarily serve the semiconductor capital equipment market and sample management market for the life sciences industry. Our leadership position and global support structure in each of these markets makes us a valued business partner to some of the world’s largest semiconductor capital equipment and device makers as well as pharmaceutical and life science companies and research institutions in the world. Our offerings are also applied to industrial capital equipment and other adjacent technology markets.

In the semiconductor capital equipment market, equipment productivity and availability are critical factors for our customers who typically operate equipment under demanding temperature and/or pressure environments. Our automation and cryogenics capabilities are demonstrated in our various robotic automation and cryogenic vacuum pump offerings, both of which are used by semiconductor manufacturers in the processing of silicon wafers into integrated circuits. Although the demand for semiconductors and semiconductor manufacturing equipment is cyclical, resulting in periodic expansions and contractions of this market, we expect the semiconductor equipment market to remain one of our principal markets as we continue to focus on the high growth segments within this space. We invest in research and development initiatives within the Brooks Semiconductor Solutions Group segment to maintain continued leadership positions in the markets we serve. A majority of our research and development spending advances our current product lines and drives innovations for new product offerings. In April 2018, we acquired 93% of the outstanding capital stock of Tec-Sem Group AG, or Tec-Sem, a Switzerland-based provider of semiconductor fabrication automation equipment with a focus on reticle management. The Company expects to acquire the remaining 7% non-controlling interest upon the completion of certain procedural steps. As of June 30, 2018, we made a total cash payment of $12.8 million, net of cash acquired and subject to working capital adjustments.  The acquisition is expected to enhance our contamination controls solutions offerings. We have fully consolidated the financial position and results of operations of Tec-Sem in our consolidated financial statements.  The portion of net loss attributable to the minority shareholders is shown as Net loss attributable to noncontrolling interest on our Consolidated Statements of Operations.

In the life sciences sample management market, we utilize our core competencies and capabilities in automation and cryogenics to provide comprehensive bio-sample management solutions to a broad range of end markets within the life sciences industry. Our offerings include automated ultra-cold storage freezers, consumable sample storage containers, instruments which assist in the workflow of sample management, and both complete on-site and off-site full sample management services. We expect the life sciences sample management market to remain one of our principal markets for our product and service offerings and provide favorable opportunities for the growth of our overall business. Over the past several years, we have acquired and developed essential capabilities required to strategically address the sample management needs across multiple end markets within the life sciences industry. In October 2017, we acquired all of the outstanding capital stock of 4titude Limited, or 4titude, a U.K.-based manufacturer of scientific consumables for biological sample materials used in a variety of genomic and DNA analytical applications, for a total purchase price of $65.1 million, net of cash acquired. The acquisition has expanded our existing offerings of consumables and instruments within the Brooks Life Sciences segment. In April 2018, we acquired BioSpeciMan Corporation, or BioSpeciMan, a Canadian provider of storage services for biological sample materials.  We made a total cash payment of $5.2 million, net of cash acquired and subject to working capital adjustments. The acquisition is expected to expand customer relationships and geographic reach within our growing sample management storage services business. Please refer to Note 4, “Acquisitions” in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10‑Q for further information on these transactions.  Since entering the life sciences industry, we have also strengthened and broadened our product portfolio and market reach by investing in internal product development and sales and marketing infrastructure. During fiscal years 2017 and 2016, more than 18% of our cumulative research and development spending was focused on innovating and advancing solutions while extending our reach into the life sciences sample management market. In fiscal year 2016, we commercialized the internally-developed Biostore III Cryo, an automated system which incorporates sample retrieval, archiving, monitoring, tracking, inventory control, and related enterprise systems connectivity with the industry’s leading cryogenic sample storage freezers. In fiscal year 2017, we launched BioStudies, a bioinformatics sample intelligence software platform that enables customers to manage their global samples. We expect to continue investing in research and development and making strategic acquisitions and other investments with the objective of expanding our offerings in the life sciences sample management market.

Business and Financial Performance

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Results of Operations- Revenue for the three months ended June 30, 2018 increased to $223.5 million, or by 23%, as compared to the corresponding period of the prior fiscal year. Gross margin was 39.9% for the third quarter of fiscal year 2018 as compared to 39.4% for the third quarter of fiscal year 2017, which resulted in an increase in gross profit of $17.7 million. Operating expenses were $62.5 million during the third quarter of fiscal year 2018 as compared to $52.8 million during the third quarter of fiscal year 2017, an increase of $9.7 million. Operating income was $26.7 million during the third quarter of fiscal year 2018 as compared to $18.8 million for the corresponding period of the prior fiscal year. Net income was $22.6 million for the three months ended June 30, 2018 as compared to $17.4 million for the corresponding period of the prior fiscal year. The increase of $5.3 million was primarily attributable to the increase in operating income of $7.9 million, partially offset by an increase in net non-operating expenses of $3.0 million compared to the corresponding period of the prior fiscal year, primarily related to interest expense on the term loan and lower income from equity method investments of $1.2 million.

Nine Months Ended June 30, 2018 Compared to Nine Months Ended June 30, 2017

Results of Operations- Revenue for the nine months ended June 30, 2018 increased to $620.1 million, or by 21%, as compared to the corresponding period of the prior fiscal year. Gross margin was 40.1% for the nine months ended June 30, 2018 as compared to 37.8% for the nine months ended June 30, 2017, which resulted in an increase in gross profit of $55.6 million. Operating expenses were $177.3 million during the nine months ended June 30, 2018 as compared to $146.3 million during the nine months ended June 30, 2017, an increase of $31.0 million. Operating income was $71.3 million during the nine months ended June 30, 2018 as compared to $46.7 million for the corresponding period of the prior fiscal year. Revenue growth and gross margin improvement drove higher gross profits of $55.6 million, partially offset by an increase in operating expenses. Net income was $106.1 million for the nine months ended June 30, 2018 as compared to $45.2 million for the corresponding period of the prior fiscal year. The increase of $60.9 million was primarily attributable to the decrease in income taxes of $47.6 million driven by the substantial release of the tax valuation allowance of $45.6 million and an increase in operating income of $24.6 million. These increases were partially offset by higher net non-operating expenses of $11.3 million compared to the corresponding period of the prior fiscal year, primarily related to increased interest expense of $6.6 million mainly due to the term loan, higher foreign exchanges losses of $1.5 million and the impact of a $1.8 million gain recorded on the settlement of our investment in Biocision, LLC, or BioCision, during the nine months ended June 30, 2017.  In addition, income from equity method investments decreased during the nine months ended June 30, 2018 by $2.3 million compared to the nine months ended June 30, 2017.

June 30, 2018 Compared to September 30, 2017

Cash Flows and Liquidity- Cash, cash equivalents and marketable securities were $232.0 million at June 30, 2018 as compared to $104.3 million at September 30, 2017. The increase in cash and cash equivalents and marketable securities of $127.7 million was primarily attributable to cash inflows related to proceeds from the term loan of $197.6 million and cash inflows of $42.8 million generated from our operating activities, partially offset by cash outflows related to business acquisitions of $83.0 million, dividend payments of $21.2 million, and capital expenditures of $9.3 million during the nine months ended June 30, 2018. The $42.8 million of cash generated from operating activities during the nine months ended June 30, 2018 were comprised primarily of earnings of $95.0 million, including net income of $106.1 million and the impact of non-cash related charges of $11.1 million, partially offset by uses of cash of $52.2 million related to the changes in our operating assets and liabilities, net of acquisitions. Please refer to "Liquidity and Capital Resources" section below for a detailed discussion of our liquidity and changes in cash flows for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our unaudited consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles, or GAAP. The preparation of the interim consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to accounts receivable, inventories, goodwill, intangible assets other than goodwill, long-lived assets, derivative financial instruments, deferred income taxes, warranty obligations, revenue recognized using the percentage of completion method, pension obligations and stock-based compensation expense. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. We evaluate current and anticipated worldwide economic conditions, both in general and specifically in relation to the semiconductor and life science industries, that serve as a basis for making judgments about the carrying values of assets and liabilities that are not readily determinable based on information from other sources. Actual results may differ from these estimates under different assumptions or conditions that could have a material impact on our financial condition and results of operations.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended June 30, 2018 Compared to Three and Nine Months Ended June 30, 2017

Revenue

We reported revenue of $223.5 million for the three months ended June 30, 2018, compared to $181.7 million for the corresponding period of the prior fiscal year, an increase of $41.8 million, or 23%. We reported revenue of $620.1 million for the nine months ended June 30, 2018, compared to $511.0 million for the corresponding period of the prior fiscal year, an increase of $109.1 million, or 21%. We reported revenue growth in the Brooks Semiconductor Solutions Group segment and the Brooks Life Sciences segment for both periods. The impact of changes in foreign currency exchange rates favorably affected revenue by $4.0 million and $9.0 million, respectively, during the three and nine months ended June 30, 2018 as compared to the corresponding periods of the prior fiscal year.

Our Brooks Semiconductor Solutions Group segment reported revenue of $173.8 million for the three months ended June 30, 2018 compared to $145.0 million for the corresponding period of the prior fiscal year, an increase of 28.8 million, or 20%. Revenue for the segment was $474.4 million during the nine months ended June 30, 2018, compared to $406.2 million for the corresponding period of the prior fiscal year, an increase of $68.1 million, or 17%. The increase in both periods were primarily driven by increases in sales of robotic automation products, cryogenic pump products and semiconductor services and related spare parts, partially offset by a decline in sales of contamination controls systems.

These overall increase in revenue includes the favorable impact of changes in foreign currency exchange rates of $3.4 million and $6.7 million, respectively, during the three and nine months ended June 30, 2018. The semiconductor markets are cyclical and may fluctuate significantly from quarter to quarter. Demand for our Brooks Semiconductor Solution Group products is affected by these cycles.

Our Brooks Life Sciences segment reported revenue of $49.7 million for the three months ended June 30, 2018 compared to $36.8 million for the corresponding period of the prior fiscal year. The increase of $13.0 million, or 35%, was from internal growth of $5.3 million, principally in sample storage services, automated storage systems, service and maintenance and software. Additionally, the acquisitions of 4titude, Pacific Bio-Material Management, Inc. and Novare, LLC, or PBMMI, the web-based software platform acquired from RURO, Inc., or FreezerPro, and BioSpeciMan contributed incremental revenue of $7.6 million. Our Brooks Life Sciences segment reported revenue of $145.7 million for the nine months ended June 30, 2018 compared to $104.8 million for the corresponding period of the prior fiscal year. The increase of $40.9 million, or 39%, was primarily from internal growth of $20.4 million, principally in sample storage services, automated storage systems, consumables and instruments and software. Additionally, the acquisitions of 4titude, PBMMI, FreezerPro and BioSpeciMan, contributed incremental revenue of $20.5 million. Brooks Life Sciences internal revenue growth was favorably affected by foreign currency exchange rates by $0.6 million and $2.3 million, respectively, during the three and nine months ended June 30, 2018, as compared to the corresponding periods of the prior fiscal year.

Revenue generated outside the United States was $139.0 million, or 62% of total revenue, for the three months ended June 30, 2018 compared to $111.7 million, or 62% of total revenue, for the corresponding period of the prior fiscal year. Revenue generated outside the United States was $379.9 million, or 61% of total revenue, for the nine months ended June 30, 2018 compared to $338.1 million, or 66% of total revenue, for the corresponding period of the prior fiscal year. We have one customer within the Brooks Semiconductor Solutions Group segment that accounted for approximately 11% of our consolidated revenue for both the three months ended June 30, 2018 and 2017. We have one customer within the Brooks Semiconductor Solutions Group segment that accounted for approximately 12% and 10% of our consolidated revenue for the nine months ended June 30, 2018 and 2017, respectively.

Gross Margin

We reported gross margins of 39.9% for the three months ended June 30, 2018 compared to 39.4% for the corresponding period of the prior fiscal year. Gross margin increased in the Brooks Semiconductor Solutions Group segment by 0.6 percentage points and in the Brooks Life Sciences segment by 0.7 percentage points in the 2018 period over the 2017 period. We reported gross margins of 40.1% for the nine months ended June 30, 2018 compared to 37.8% for the corresponding period of the prior fiscal year. Gross margin increased in the Brooks Semiconductor Solutions Group segment by 3.1 percentage points and 0.1 points in the Brooks Life Sciences segment in the 2018 period, as compared to the prior period. Cost of revenue for the three and nine months ended June 30, 2018 included $1.5 million and $3.4 million, respectively, of charges for amortization related to completed technology as compared to $1.1 million and $3.1 million, respectively, during the corresponding periods of the prior fiscal year. Cost of revenue for the three and nine months ended June 30, 2018 also included $0.7 million and $1.9 million, respectively of charges related to the inventory step-up in purchase accounting, as compared to $0.1 million and $0.5 million, respectively, during the corresponding periods of the prior fiscal year. Excluding the purchasing accounting impact related to inventory step-up and the amortization of completed technology, gross margins expanded 0.9 percentage points and 2.5 percentage points, respectively, during the three and nine months ended June 30, 2018 as compared to the corresponding periods of the prior fiscal year.

Our Brooks Semiconductor Solutions Group segment reported gross margins of 40.6% for the three months ended June 30, 2018 as compared to 40.1% for the corresponding period of the prior fiscal year. The increase is driven by volume leverage of fixed costs partially offset by higher warranty expense. Our Brooks Semiconductor Solutions Group segment reported gross margins of 41.2% for the nine months ended June 30, 2018 as compared to 38.1% for the corresponding period of the prior fiscal year. The increase was driven by a favorable mix, volume leverage and lower costs related to materials. Cost of revenue for the three and nine months ended June 30, 2018 included $1.2 million and $2.3 million, respectively, of charges for amortization related to completed technology as compared to $0.6 million and $1.9 million, respectively, incurred during the corresponding periods of the prior fiscal year. The results for the three and

nine months ended June 30, 2018 each included $0.7 million of charges related to the inventory step-up in purchase accounting.    Cost of revenue for the nine months ended June 30, 2017 included $0.1 million of such charges.  Excluding the purchase accounting impact and the amortization of completed technology, margins expanded 1.2 percentage points and 3.2 percentage points, respectively, during the three and nine months ended June 30, 2018 as compared to the corresponding periods of the prior fiscal year.

Our Brooks Life Sciences segment reported gross margins of 37.4% for the three months ended June 30, 2018 as compared to 36.7% for the corresponding period of the prior fiscal year. The increase was a result of volume leverage of fixed costs, the impact of higher margins of recent acquisitions, and favorable margins on consumables and instruments, partially offset by lower margins in automated storage systems and adverse mix. Our Brooks Life Sciences segment reported gross margins of 36.6% for the nine months ended June 30, 2018 as compared to 36.4% for the corresponding period of the prior fiscal year. Margin improvement was mainly due to volume leverage of fixed costs and the impact of higher margins of recent acquisitions, offset by higher costs related to production and materials and adverse product mix. Cost of revenue for the three and nine months ended June 30, 2018 included $0.4 million and $1.1 million, respectively, of charges for amortization related to completed technology as compared to $0.4 million and $1.2 million, respectively, incurred during the corresponding periods of the prior fiscal year. Cost of revenue for the nine months ended June 30, 2018 also included $1.2 million of charges related to the inventory step-up in purchase accounting.  There were no such charges during the three months ended June 30, 2018.  Cost of revenue for the three and nine months ended June 30, 2017 included $0.1 million and $0.4 million, respectively, of such charges. Excluding the purchasing accounting impact and the amortization of completed technology, margins increased 0.1 percentage points and 0.2 percentage points for the three and nine months ended June 30, 2018, respectively as compared to the corresponding periods of the prior fiscal year.

Research and Development

Research and development expenses were $14.2 million and $40.5 million, respectively, during the three and nine months ended June 30, 2018 as compared to $12.0 million and $34.1 million, respectively, during the corresponding periods of the prior fiscal year. The increase of $2.2 million during the third quarter of fiscal year 2018 as compared to the third quarter of fiscal year 2017 reflects greater investments in the 2018 period of $1.4 million within the Brooks Semiconductor Solutions Group segment and $0.8 million within the Brooks Life Sciences segment. The increase of $6.4 million during the nine months ended June 30, 2018 as compared to the corresponding periods of the prior fiscal year reflects greater investments in the 2018 period of $3.7 million within the Brooks Semiconductor Solutions Group segment and $2.6 million within the Brooks Life Sciences segment. Higher research and development expenses during the three and nine months ended June 30, 2018 as compared to the same periods of prior fiscal year were primarily attributable to higher employee related costs and project spending to support new product development and the growth of our business as well as research and development costs associated with new acquisitions made during the nine months ended June 30, 2018.

Selling, General and Administrative

Selling, general and administrative expenses were $48.3 million and $136.7 million, respectively, during the three and nine months ended June 30, 2018 as compared to $40.0 million and $109.5 million, respectively, during the corresponding periods of the prior fiscal year. The increase of $8.3 million during the three months ended June 30, 2018 compared to the corresponding period of the prior fiscal year was primarily attributable to: (i) higher employee-related costs resulting from hiring additional personnel to support the growth of our business, (ii) higher amortization costs due to acquisitions during the period, (iii) higher stock-based compensation expense driven mostly by higher estimates of the expected payout related to the achievement of performance goals for our performance-based awards, (iv) higher operating expenses related to the acquisitions of PBMMI, 4titude, Tec-Sem and BioSpeciMan and (v) higher professional services costs.  The increase of  $27.2 million during the nine months ended June 30, 2018 as compared to the corresponding period of the prior fiscal year was primarily attributable to: (i) higher employee-related costs driven by increased incentive bonuses and higher salaries resulting from hiring additional personnel to support the growth of our business, (ii) higher amortization costs due to acquisitions during the period, (iii) higher stock-based compensation expense driven mostly by higher estimates of the expected payout related to the achievement of performance goals for our performance-based awards, (iv) higher operating expenses related to the acquisitions of PBMMI, 4titude, Tec-Sem and BioSpeciMan (v) higher merger-related costs which included costs related to merger, acquisitions and divesture assessments as well as costs to execute such transactions and (vi) higher professional services costs.  The nine months ended June 30, 2018 also included loss recovery from an insurance claim which partially offset the increases described above in the nine-month period.

Amortization expense related primarily to customer relationships was $5.1 million and $14.3 million, respectively, during the three and nine months ended June 30, 2018 as compared to $3.3 million and $9.6 million, respectively, during the corresponding periods of the prior fiscal year. Merger-related costs were $2.5 million and $5.7 million, respectively, during the three and nine months ended June 30, 2018 as compared to $3.7 million and $4.8 million, respectively, during the corresponding periods of the prior fiscal year.

Restructuring Charges

Restructuring charges were $0.1 million during both the three and nine months ended June 30, 2018.  During the three and nine months ended June 30, 2017, we recorded restructuring charges of $0.8 million and $2.7 million, respectively. The charges during the three months ended June 30, 2017 was primarily related to severance in the Brooks Semiconductor Solutions Group segment. The charges during the nine months ended June 30, 2017 included $2.2 million in the Brooks Semiconductor Solutions Group segment, $0.2 million in the Brooks Life Sciences segment and $0.3 million related to a company-wide restructuring action. Please refer to Note 15, “Restructuring and Other Charges” to our consolidated financial statements and “Restructuring Charges” of Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Annual Report on Form 10-K for further information on these restructuring actions.

Non-Operating Income (Expenses)

Gain on settlement of equity method investment- During the nine months ended June 30, 2017, we recognized a gain of $1.8 million on the settlement of the equity method investment in BioCision which was included as a part of the non-cash consideration for an acquisition of Cool Lab, LLC, or Cool Lab, in November 2016. Please refer to Note 3, “Acquisitions” to our consolidated financial statements included in our 2017 Annual Report on Form 10-K for further information on this transaction.

Interest income- During the three and nine months ended June 30, 2018, we recorded interest income of $0.7 million and $1.2 million, respectively, which represented income earned on our marketable securities.

Interest expense- During the three and nine months ended June 30, 2018, we recorded interest expense of $2.5 million and $6.8 million, respectively, which was primarily related to the term loan originated in October 2017. Please refer to the “Liquidity and Capital Resources” section below for further information on the term loan.

Other expenses, net- During each of the three-month periods ended June 30, 2018 and 2017, we recorded other expenses, net, of $0.3 million. During the nine months ended June 30, 2018 and 2017 we recorded other expenses, net of $2.2 million and $0.8 million, respectively. The $1.4 million increase was primarily attributable to higher foreign currency exchange losses of $1.5 million recognized during the nine months ended June 30, 2018 as compared to the corresponding period of the prior year. Please refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk – Currency Rate Exposure” in this Quarterly Report on Form 10-Q for additional information about these currency exchange losses.

Income Tax Provision

We recorded an income tax expense of $3.3 million and an income tax benefit of $37.7 million, respectively, during the three and nine months ended June 30, 2018. The tax provision for the three months ended June 30, 2018 was primarily driven by the income generated during the quarter. The income tax benefit for the nine months ended June 30, 2018 was primarily driven by a discrete benefit due to the reversal of a valuation allowance against U.S. net deferred tax assets in the amount of $45.6 million. The tax benefit for the nine months ended June 30, 2018 also included $0.7 million of tax benefits related to the re-measurement of net U.S. deferred tax liabilities to account for the reduced 21 percent statutory federal income tax rate. The benefit for the nine months ended June 30, 2018 was partially offset by the tax provisions related to foreign income.

We recorded an income tax provision of $3.7 million and $9.9 million, respectively, during the three and nine months ended June 30, 2017. The provision recorded during each period was primarily driven by foreign income. Tax provision during the nine months ended June 30, 2017 was partially offset by $0.9 million of tax benefits related to the reduction of reserves for unrecognized tax benefits resulting from the expiration of statutes of limitations.

We evaluate the realizability of our deferred tax assets by tax-paying component and assess the need for a valuation allowance on a quarterly basis, considering the weight of both positive and negative evidence in making the assessment. We evaluate the profitability of each tax-paying component on a historic cumulative basis and forward looking basis, considering tax-planning strategies and the length of credit and loss carryforward and carryback periods, among other factors, in the course of performing this analysis.  As of June 30, 2018, we maintained our assertion that it is more likely than not that a substantial portion of U.S. deferred tax assets will be realized with the exception of certain state tax carryforwards.

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

Equity in Earnings of Equity Method Investments

During the three and nine months ended June 30, 2018, we recorded income of $1.3 million and $4.9 million, respectively, from our equity method investments as compared to $2.5 million and $7.2 million, respectively, during the corresponding periods of the prior fiscal year. The decreases of $1.2 million and $2.3 million, respectively during the three and nine months ended June 30, 2018 were primarily attributable to lower incomes generated from ULVAC Cryogenics, Inc., or UCI, during both periods as compared to the corresponding periods of the prior fiscal year.

During the nine months ended June 30, 2017, we incurred losses of $0.5 million from our investment in BioCision which was settled during the first quarter of fiscal year 2017 as a part of the non-cash consideration for the acquisition of Cool Lab in November 2016. We traditionally recorded the income and losses related to the equity method investment in BioCision one quarter in arrears. During the nine months ended June 30, 2017, we recorded two additional months of activity in the carrying value of the investment as a result of its settlement. We deemed the amount of $0.2 million related to two additional months of activity to be insignificant. Please refer to Note 3, “Acquisitions” to our consolidated financial statements and “Equity in Earnings of Equity Method Investments” section of Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Annual Report on Form 10-K for further information on this transaction.

LIQUIDITY AND CAPITAL RESOURCES

A considerable portion of our revenue is dependent on the demand in the semiconductor capital equipment market which historically has experienced periodic downturns. We believe that we have adequate resources to fund our currently planned working capital and capital expenditure requirements as well as to service debt and pay interest for the next twelve months. The cyclical nature of our served markets and uncertainty in the current global economic environment make it difficult for us to predict longer-term liquidity requirements with sufficient certainty. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available to us on acceptable terms or otherwise, we may be unable to successfully develop or enhance products and services, respond to competitive pressure or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business, financial condition and operating results.

Our cash balances are held in numerous locations throughout the world, with substantial majority of those amounts located in the United States. As of June 30, 2018, we had cash, cash equivalents and marketable securities of $232.0 million, of which $81.3 million was held outside of the United States. If these funds are needed for U.S. operations, we would be required to accrue withholding tax liabilities to repatriate these funds. As a result of recent changes in U.S. tax legislation, any repatriation in the future would not result in U.S. federal income tax. Our intent is to permanently reinvest these funds outside of the United States and our current operating plans do not demonstrate a need to repatriate these funds for our U.S. operations. At June 30, 2018 and September 30, 2017, we had marketable securities of $52.6 million and $2.7 million, respectively, which were held in the United States. Our marketable securities are generally readily convertible to cash without an adverse impact. We believe that our current cash balance, marketable securities portfolio and access to the revolving line of credit as well as to debt and capital markets along with cash flows from operations will satisfy working capital, financing activities, debt service and capital expenditure requirements for the next twelve months.

On October 4, 2017, we entered into a $200.0 million Senior Secured Term Loan Facility, or the term loan, with Morgan Stanley Senior Funding, Inc., JPMorgan Chase Bank, N.A. and Wells Fargo Securities, LLC, or collectively, the lenders. The term loan was issued at $197.6 million, or 98.8% of its par value, resulting in a discount of $2.4 million, or 1.2%, which represented loan origination fees paid at the closing. We incurred additional deferred financing costs of $0.4 million during the nine months ended June 30, 2018. At June 30, 2018, the outstanding term loan principal balance was $199.0 million, excluding unamortized deferred financing costs of $2.5 million. The loan proceeds will be used for acquisitions and general corporate purposes. As of June 30, 2018, we had approximately $49.5 million available for borrowing under the line of credit. There were no amounts outstanding pursuant to the line of credit as of June 30, 2018 and September 30, 2017. The amount of funds available for borrowing under the line of credit arrangement may fluctuate each period based on our borrowing base availability. Please refer to the “Capital Resources” section below for further information on the term loan and the line of credit.

Overview of Cash Flows and Liquidity

Our cash, cash equivalents and marketable securities as of June 30, 2018 and September 30, 2017 consist of the following (in thousands):

	June 30, 2018	September 30, 2017
Cash and cash equivalents	$179,376	$101,622
Short-term marketable securities	42,096	28
Long-term marketable securities	10,511	2,642
	$231,983	$104,292

Nine Months Ended June 30, 2018  Compared to Nine Months Ended June 30, 2017

Overview

Cash and cash equivalents and marketable securities were $232.0 million at June 30, 2018 as compared to $104.3 million at September 30, 2017. The increase in cash and cash equivalents and marketable securities of $127.7 million was primarily attributable to cash inflows of $197.6 million related to proceeds from the term loan and cash inflows of $42.8 million generated from our operating activities, partially offset by cash outflows related to business acquisitions of $83.0 million, dividend payments of $21.2 million, and capital expenditures of $9.3 million during the nine months ended June 30, 2018.

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as earnings, working capital needs and the timing of payments for income taxes, restructuring activities and other operating charges impact reported cash flows.

Cash flows provided by operating activities were $42.8 million during the nine months ended June 30, 2018, comprised primarily of earnings of $95.0 million, including net income of $106.1 million and the impact of non-cash related charges of $11.1 million. Partially offsetting these items were the uses of cash of $52.2 million related to the changes in our operating assets and liabilities. The changes in operating assets and liabilities that resulted in a use of cash consisted primarily of an increase in accounts receivable as a result of higher revenue, an increase in inventory levels to support the growth of our business and a decrease in accrued compensation and tax withholdings as a result of year-end cash incentive bonus payments. These uses of cash were partially offset by sources of cash related primarily to increases in accounts payable. Cash flows provided by operating activities were $61.4 million during the nine months ended June 30, 2017 and comprised primarily of earnings of $68.3 million, including net income of $45.2 million and the impact of non-cash related charges of $23.1 million. Partially offsetting these items were sources of cash of $6.9 million related to the changes in our operating assets and liabilities.

Investing Activities

Cash flows from investing activities consist primarily of cash used for acquisitions, capital expenditures and purchases of marketable securities as well as cash proceeds generated from sales and maturities of marketable securities. Cash used in investing activities was $141.9 million during the nine months ended June 30, 2018 as compared to $9.0 million during the corresponding period of the prior fiscal year. Cash used in investing activities of $141.9 million during the nine months ended June 30, 2018 included cash payments of $83.0 million for acquisitions, $58.3 million for the purchases of marketable securities and $9.3 million of capital expenditures, partially offset by cash inflows from sales and maturities of marketable securities of $8.5 million. Cash used in investing activities of $9.0 million during the nine months ended June 30, 2017 included primarily $5.3 million for the acquisition of CoolLab and $6.8 million of capital expenditures, offset by $3.6 million of proceeds from sales and maturities of marketable securities.

Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology infrastructure. Capital expenditures were $9.3 million during the nine months ended June 30, 2018 as compared to $6.8 million during the corresponding period of the prior fiscal year.

Financing Activities

Cash provided by financing activities was $176.4 million during the nine months ended June 30, 2018 as compared to $20.0 million used in financing activities during the corresponding period of the prior fiscal year. Cash provided by financing activities during the nine months ended June 30, 2018 included cash inflows of $197.6 million related to proceeds from the term loan originated in October 2017, partially offset by cash dividend payments of $21.2 million and $1.0 million related to principal payments on the term loan.  Cash used in financing activities was $20.0 million during the nine months ended June 30, 2017 and related primarily to cash dividend payments.

Capital Resources

Senior Secured Term Loan Facility

On October 4, 2017, we entered into the $200.0 million term loan with the lenders. The term loan was issued at $197.6 million, or 98.8% of its par value, resulting in a discount of $2.4 million, or 1.2%, which represented loan origination fees paid at the closing. We incurred additional deferred financing costs of $0.4 million during the nine months ended June 30, 2018. The loan proceeds are used for acquisitions and general corporate purposes. Please refer to Note 8, "Debt" in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" on this Quarterly Report on Form 10-Q for further information on the term loan.

At June 30, 2018, the outstanding term loan principal balance was $199.0 million, excluding unamortized deferred financing costs of $2.5 million. The term loan matures and becomes fully payable on October 4, 2024. Installment principal payments equal to 0.25% of the initial principal amount of the term loan are payable on the last day of each quarter, with any remaining principal amount becoming due and payable on the maturity date. During the nine months ended June 30, 2018, we made principal payments of $1.0 million under the term loan. Subject to certain conditions stated in the term loan agreement, we may redeem the term loan at any time at our option without a significant premium or penalty, except for a repricing transaction, as defined in the term loan agreement. We would also be required to redeem the term loan at the principal amount then outstanding upon the occurrence of certain events, as set forth in the term loan agreement.

Borrowings under the term loan bear variable interest rates, at our option, based on either LIBOR, the federal funds effective rate or the prime rate plus an applicable percentage. As a result, we may experience exposure to interest rate risk due to the potential volatility associated with the variable interest rates on the term loan. If rates increase, we may be subject to higher costs of servicing the loan which could reduce our profitability and cash flows. During the nine months ended June 30, 2018, the weighted average stated interest rate on the term loan was 4.5%. During the nine months ended June 30, 2018, we incurred cash interest expense of $6.3 million on the term loan. Our debt service requirements are expected to be funded through our existing sources of liquidity and operating cash flows.

The term loan agreement contains certain customary representations and warranties, covenants and events of default. As of June 30, 2018, we were in compliance with all covenants and conditions under the term loan agreement.

Line of Credit Facility

We maintain a revolving line of credit with Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A that provides for revolving credit financing of up to $75.0 million, subject to borrowing base availability, as defined in the credit agreement. The line of credit matures on October 4, 2022. The proceeds from the line of credit are available for permitted acquisitions and general corporate purposes. Please refer to Note 7, "Line of Credit" in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" on this Quarterly Report on Form 10-Q for further information on the terms and conditions of the line of credit.

As of June 30, 2018, we had approximately $49.5 million available for borrowing under the line of credit. There were no amounts outstanding pursuant to the line of credit as of June 30, 2018 and September 30, 2017. The amount of funds available for borrowing under the line of credit arrangement may fluctuate each period based on our borrowing base availability. The line of credit contains certain customary representations and warranties, a financial covenant, affirmative and negative covenants, as well as events of default. We were in compliance with the line of credit covenants as of June 30, 2018 and September 30, 2017. We believe we will be able to generate sufficient cash in the United States and foreign jurisdictions to fund future operating costs. We secured the revolving line of credit as an additional assurance for maintaining liquidity in the United States during potentially severe downturns of the cyclical semiconductor market, as well as for strategic investments and acquisitions.

Shelf Registration Statement

On July 27, 2016, we filed a registration statement on Form S-3 with the SEC to sell securities, including common stock, preferred stock, warrants, debt securities, depositary shares, purchase contracts and purchase units in amounts to be determined at the time of an offering. Any such offering, if it does occur, may happen in one or more transactions. The specific terms of any securities to be sold will be described in supplemental filings with the SEC. This registration statement will expire on July 27, 2019.

Dividends

On July 31, 2018, our Board of Directors approved a cash dividend of $0.10 per share of our common stock. The total dividend of approximately $7.0 million will be paid on September 28, 2018 to shareholders of record at the close of business on September 7, 2018. Dividends are declared at the discretion of our Board of Directors and depend on actual cash flow from operations, our financial condition, debt service and capital requirements, and any other factors our Board of Directors may consider relevant. We intend to pay quarterly cash dividends in the future; however, the amount and timing of these dividends may be impacted by the cyclical nature of certain markets we serve. We may reduce, delay or cancel a quarterly cash dividend based on the severity of a cyclical downturn.

Share Repurchase Program

On September 29, 2015, our Board of Directors approved a share repurchase program for up to $50.0 million worth of our common stock. The timing and amount of any shares repurchased will be based on market and business conditions, legal requirements and other factors and may be commenced or suspended at any time at our discretion. There were no shares repurchased under this program during the nine months ended June 30, 2018.

Contractual Obligations and Requirements

Our inventory purchase commitments were $148.4 million and $122.0 million, respectively, at June 30, 2018 and September 30, 2017. Except as disclosed below regarding letters of credit, there have been no material changes to our contractual obligations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our 2017 Annual Report on Form 10‑K.

At June 30, 2018, we had approximately $2.4 million of letters of credit outstanding related primarily to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from our customers in the event that the product is not delivered or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if we fail to meet certain contractual requirements. None of these obligations were called during the nine months ended June 30, 2018, and we currently do not anticipate any of these obligations to be called in the near future.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including fluctuations in foreign currency exchange rates and changes in interest rates affecting interest payments on our term loan and investment return on our cash, cash equivalents and marketable securities.

Interest Rate Exposure

Our term loan bears variable interest rates which subjects us to interest rate risk. Our primary interest rate risk exposure results from changes in the short-term LIBOR rate, the federal funds effective rate and the prime rate. As of June 30, 2018, the weighted average stated interest rate on the term loan was 4.5%. At June 30, 2018, the outstanding term loan principal balance was $199.0 million, excluding unamortized deferred financing costs of $2.5 million. During the nine months ended June 30, 2018, we incurred interest expense of $6.3 million on the term loan. A hypothetical 100 basis point change in interest rates would result in a $1.5 million change in interest expense incurred during the nine months ended June 30, 2018.

Our cash and cash equivalents consist principally of money market securities that are short-term in nature. Our short-term and long-term investments consist mostly of highly rated corporate debt securities, U.S. Treasury securities, and obligations of U.S. Government Agencies and other municipalities. At June 30, 2018, we had less than $0.1 million of unrealized losses on $42.8 million of marketable securities which were included in "Accumulated Other Comprehensive Income" in the unaudited Consolidated Balance Sheets included elsewhere in this Quarterly Report on Form 10 Q. A hypothetical 100 basis point change in interest rates would result in $0.3 million increase in interest income earned during the nine months ended June 30, 2018.

Currency Rate Exposure

We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were approximately 30% and 35% of our total sales, respectively, during the nine months ended June 30, 2018 and 2017. These sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.

In the normal course of our business, we have liquid assets denominated in non-functional currencies which include cash, short-term advances between our legal entities and accounts receivable which are subject to foreign currency exposure. Such balances were approximately $154.9 million and $51.6 million, respectively, at June 30, 2018 and September 30, 2017, and related to the Euro, British Pound and a variety of Asian currencies. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to mitigate our exposures to currency movement. We incurred foreign currency losses of $3.1 million and $1.6 million, respectively, during the nine months ended June 30, 2018 and 2017, which related to the currency fluctuation on these balances between the time the transaction occurred and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at June 30, 2018 and 2017 would result in an approximate change of $5.1 million and $0.7 million, respectively, in our net income during the nine months ended June 30, 2018 and 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

On September 29, 2015, our Board of Directors approved a share repurchase program for up to $50 million worth of our common stock. The timing and amount of any shares repurchased are based on market and business conditions, legal requirements and other factors and may be commenced or suspended at any time at our discretion. There were no shares repurchased under this program during the nine months ended June 30, 2018 and there are no shares repurchased under this program since its inception.

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

101

The following material from the Company’s Quarterly Report on Form 10‑Q, for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets; (ii) the unaudited Consolidated Statements of Operations; (iii) the unaudited Consolidated Statements of Comprehensive Income; (iv) the unaudited Consolidated Statements of Cash Flows; and (v) the Notes to the unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

Date: August 7, 2018	/s/ Lindon G. Robertson
Lindon G. Robertson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2018	/s/ David Pietrantoni
David Pietrantoni
Vice President-Finance and Corporate Controller
(Principal Accounting Officer)