Form 10-Q
period 2018-12-31
BROOKS AUTOMATION INC
filed 2019-02-08
CIK 933974

eted

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, January 31, 2019: common stock, $0.01 par value and 70,960,094 shares outstanding.

BROOKS AUTOMATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BROOKS AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	December 31,	September 30,
	2018	2018
Assets
Current assets
Cash and cash equivalents	$135,791	$197,708
Marketable securities	28	46,281
Accounts receivable, net	164,516	125,192
Inventories	110,070	96,986
Prepaid expenses and other current assets	42,063	31,741
Current assets held for sale	68,334	66,148
Total current assets	520,802	564,056
Property, plant and equipment, net	96,124	59,988
Long-term marketable securities	2,489	7,237
Long-term deferred tax assets	23,287	43,798
Goodwill	490,525	255,876
Intangible assets, net	279,233	99,956
Other assets	22,304	5,294
Non-current assets held for sale	61,967	59,052
Total assets	$1,496,731	$1,095,257
Liabilities and Stockholders' Equity
Current liabilities
Current portion of long term debt	$9,527	$2,000
Accounts payable	70,814	55,873
Deferred revenue	31,091	25,884
Accrued warranty and retrofit costs	6,851	6,340
Accrued compensation and benefits	20,799	29,322
Accrued restructuring costs	464	659
Accrued income taxes payable	6,131	6,746
Accrued expenses and other current liabilities	37,068	30,405
Current liabilities held for sale	8,335	7,388
Total current liabilities	191,080	164,617
Long-term debt	531,282	194,071
Long-term tax reserves	14,635	1,102
Long-term deferred tax liabilities	15,555	7,135
Long-term pension liabilities	4,499	4,255
Other long-term liabilities	8,979	5,547
Non-current liabilities held for sale	506	698
Total liabilities	766,536	377,425
Commitments and contingencies (Note 22)
Stockholders' Equity
Preferred stock, $0.01 par value - 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value - 125,000,000 shares authorized, 85,417,038 shares issued and 71,955,169 shares outstanding at December 31, 2018, 84,164,130 shares issued and 70,702,261 shares outstanding at September 30, 2018	854	841
Additional paid-in capital	1,902,888	1,898,434
Accumulated other comprehensive income	15,134	13,587
Treasury stock, at cost- 13,461,869 shares	(200,956)	(200,956)
Accumulated deficit	(987,725)	(994,074)
Total stockholders' equity	730,195	717,832
Total liabilities and stockholders' equity	$1,496,731	$1,095,257

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended
	December 31,
	2018	2017

Revenue
Products	$141,732	$105,772
Services	37,636	36,827
Total revenue	179,368	142,599
Cost of revenue
Products	83,481	63,529
Services	23,806	24,811
Total cost of revenue	107,287	88,340
Gross profit	72,081	54,259
Operating expenses
Research and development	13,148	11,405
Selling, general and administrative	53,541	37,929
Restructuring charges	59	—
Total operating expenses	66,748	49,334
Operating income	5,333	4,925
Interest income	423	149
Interest expense	(5,290)	(2,181)
Other expenses, net	(30)	(1,924)
Income before income taxes	436	969
Income tax benefit	(5,830)	(650)
Income from continuing operations	6,266	1,619
Income from discontinued operations, net of tax	8,149	14,867
Net income	$14,415	$16,486
Basic net income per share attributable to Brooks Automation, Inc. common stockholders:
Income from continuing operations	$0.09	$0.02
Income from discontinued operations, net of tax	0.11	0.21
Basic net income per share	$0.20	$0.23
Diluted net income per share attributable to Brooks Automation, Inc. common stockholders:
Income from continuing operations	$0.09	$0.02
Income from discontinued operations, net of tax	0.11	0.21
Diluted net income per share	$0.20	$0.23
Weighted average shares used in computing net income per share:
Basic	71,450	70,183
Diluted	72,165	70,864

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(In thousands)

	Three Months Ended
	December 31,
	2018	2017

Net income	$14,415	$16,486
Other comprehensive income, net of tax:
Cumulative foreign currency translation adjustments	1,677	4,131
Unrealized gains (losses) on marketable securities, net of tax effects of ($38) and $0 during the three months ended December 31, 2018 and 2017	(121)	—
Actuarial gains (losses), net of tax effects of $2 and ($2) during the three months ended December 31, 2018 and 2017	(9)	(9)
Total other comprehensive income, net of tax	1,547	4,122
Comprehensive income	$15,962	$20,608

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended
	December 31,
	2018	2017

Cash flows from operating activities
Net income	$14,415	$16,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,838	8,521
Stock-based compensation	4,467	4,809
Amortization of premium on marketable securities and deferred financing costs	235	122
Earnings of equity method investments	(1,772)	(2,180)
Deferred income tax benefit	(7,682)	(689)
Other gains on disposals of assets	6	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(13,826)	(16,157)
Inventories	(12,260)	(5,518)
Prepaid expenses and other assets	1,029	3,285
Accounts payable	7,932	4,449
Deferred revenue	6,385	1,376
Accrued warranty and retrofit costs	572	87
Accrued compensation and tax withholdings	(13,842)	(11,145)
Accrued restructuring costs	(181)	(592)
Accrued expenses and other liabilities	8,948	362
Net cash provided by operating activities	6,264	3,216
Cash flows from investing activities
Purchases of property, plant and equipment	(3,560)	(2,700)
Purchases of marketable securities	(1,290)	(26,875)
Sales of marketable securities	48,904	—
Maturities of marketable securities	2,557	100
Acquisitions, net of cash acquired	(445,210)	(65,074)
Proceeds from sales of property, plant and equipment	—	200
Net cash used in investing activities	(398,599)	(94,349)
Cash flows from financing activities
Proceeds from term loan	340,540	197,554
Payment of deferred financing costs	—	(318)
Repayment of term loan	(1,789)	—
Payment of capital lease	(121)
Common stock dividends paid	(7,208)	(7,057)
Net cash provided by financing activities	331,422	190,179
Effects of exchange rate changes on cash and cash equivalents	(1,004)	1,671
Net increase (decrease) in cash and cash equivalents	(61,917)	100,717
Cash and cash equivalents, beginning of period	197,708	101,622
Cash and cash equivalents, end of period	$135,791	$202,339
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	$1,717	$865
Deferred financing costs included in accounts payable	1,750	143

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

In the fourth quarter of fiscal year 2018, the Company entered into a definitive agreement to sell its semiconductor cryogenics business to Edwards Vacuum LLC (a member of the Atlas Copco Group), (the “Disposition”). The Company determined that the cryogenics business met the “held for sale” criteria and the “discontinued operations” criteria in accordance with Financial Accounting Standard Boards (“FASB”) Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements, (“FASB ASC 205”) as of December 31, 2018. The Consolidated Balance Sheets and Consolidated Statements of Operations, and the notes to the Consolidated Financial Statements were restated for all periods presented to reflect the discontinuation of the cryogenics business, in accordance with FASB ASC 205. The discussion in the notes to these Consolidated Financial Statements, unless otherwise noted, relate solely to the Company's continuing operations.  Please refer to Note 3, “Discontinued Operations” for further information.

Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10‑K filed with the United States Securities and Exchange Commission (the “SEC”) for the fiscal year ended September 30, 2018 (the "2018 Annual Report on Form 10‑K"). The accompanying Consolidated Balance Sheet as of September 30, 2018 was derived from the audited annual consolidated financial statements as of the period then ended.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are associated with accounts receivable, inventories, goodwill, intangible assets other than goodwill, long-lived assets, derivative financial instruments, deferred income taxes, warranty obligations, revenue recognized on an over time method, pension obligations and stock-based compensation expense. The Company bases its estimates on historical experience and various other assumptions, including in certain circumstances future projections that management believes to be reasonable under the circumstances. Although the Company regularly assesses these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they occur and become known.

Foreign Currency Translation

Certain transactions of the Company and its subsidiaries are denominated in currencies other than their functional currency.

Foreign currency exchange losses generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other expenses, net” in the Company’s unaudited Consolidated Statements of Operations. Net foreign currency transaction and remeasurement losses totaled $0.1 million and $2.0 million, respectively, during the three months ended December 31, 2018 and 2017.

Derivative Instruments

The Company has transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. The Company enters into foreign exchange contracts to reduce its exposure to currency fluctuations. The forward contract arrangements that the Company enters into, typically mature in three months or less. These transactions do not qualify for hedge accounting. Net gains and losses related to these contracts are recorded as a component of "Other expenses, net" in the accompanying unaudited Consolidated Statements of Operations and are as follows for the three months ended December 31, 2018 and 2017 (in thousands):

	Three Months Ended
	December 31,
	2018	2017
Realized gains (losses) on derivatives not designated as hedging instruments	$2,977	$(1,673)

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

Fair Value Measurements

The Company measures at fair value certain financial assets and liabilities, including cash equivalents and available for sale securities. FASB ASC 820, Fair Value Measurement and Disclosures, establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following levels of inputs may be used to measure fair value:

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

As of December 31, 2018, the Company had no assets or liabilities measured and recorded at fair value on a recurring basis using Level 3 inputs.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842),  an amendment of the FASB ASC. In accordance with the provisions of the newly issued guidance, a lessee should recognize at the inception of the arrangement a right-of-use asset and a corresponding lease liability initially measured at the present value of lease payments over the lease term. For finance leases, interest on a lease liability should be recognized separately from the amortization of the right-of-use asset, while for operating leases, total lease costs are recorded on a straight-line basis over the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying assets to forgo a recognition of right-of-use assets and corresponding lease liabilities and record a lease expense on a straight-line basis. Entities should determine at the inception of the arrangement whether a contract represents a lease or contains a lease which is defined as a right to control the use of identified property for a period of time in exchange for consideration. Additionally, entities should separate the lease components from the non-lease components and allocate the contract consideration on a relative standalone price basis in accordance with provisions of ASC Topic 606, Revenue from Contracts with Customers. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and should be adopted via a modified retrospective approach with certain optional practical expedients that entities may elect to apply. The Company expects to adopt the guidance during the first quarter of fiscal year 2020 and is currently evaluating the impact of this guidance on its financial position and results of operations.

In May 2014, the FASB issued new accounting guidance for reporting revenue recognition, ASC 606 Revenue from Contracts with Customers  (“ASC 606”). The guidance provides for the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In addition, the guidance requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance also specifies the accounting for certain costs to obtain and fulfill a contract, as codified in ASC 340-40  Accounting for Other Assets and Deferred Costs (“ASC 340-40”).

The Company adopted this standard effective October 1, 2018, using the modified retrospective method and has only applied this method to contracts that were not completed as of the effective date and all new contracts initiated on or after the effective date. Results for reporting periods beginning on or after October 1, 2018 are presented under ASC 606, while prior period amounts have not been restated and continue to be reported in accordance with the governing revenue recognition standards applicable to that period.

The impact of the cumulative effect of adopting ASC 606 effective October 1, 2018 on the Company’s Consolidated Balance Sheet is as follows:

	As Reported	Impact of Adopting	As Adopted
	September 30, 2018	ASC 606	October 1, 2018
Prepaid expenses and other current assets	$31,741	$350	$32,091
Prepaid expenses and other current assets - discontinued operations	343	235	578

Other assets	5,294	1,483	6,777

Long-term deferred tax assets	43,798	403	44,201

Deferred revenue	25,884	2,850	28,734
Deferred revenue - discontinued operations	1,052	480	1,532

Accumulated deficit	(994,074)	(859)	(994,933)

Upon adoption the Company recorded a cumulative effect adjustment of $0.9 million, net of tax adjustment of $0.4 million, which resulted in an increase to the opening accumulated deficit balance on the Consolidated Balance Sheet, primarily driven by deferral of previously recognized revenue within the Brooks Life Sciences segment, offset by deferral of previously recognized commission expense within the Brooks Life Sciences segment and acceleration of revenue within the Brooks Semiconductor Solutions Group segment.

A portion of the adjustment related to the acceleration of revenue within the Brooks Semiconductor Solutions Group segment results from the change in the revenue recognition rules. Upon the adoption of ASC 606, the Company is no longer required to defer revenue in accordance with billing constraints defined in the contract with the customer. The change impacted the Company’s semiconductor contamination control solutions revenue stream as the Company is now permitted to recognize revenue in an amount equivalent to the transfer of control that has occurred. (Please refer to Note 13, “Revenue” for further information on when control is transferred). As a result, revenue previously deferred due to the contractual billing restraints that otherwise met the revenue recognition requirements was accelerated into the opening accumulated deficit balance resulting in an increase to accumulated deficit of $0.9 million as of October 1, 2018.

A portion of the adjustment related to the deferral of previously recognized revenue within the Brooks Life Science segment related to fees associated with registration of biological samples. This adjustment is derived from the new requirement to recognize revenue associated with certain sample life cycle management solutions transactions over time under ASC 606, while historically these transactions have been recorded at a point in time. Registration fees for these samples were previously recognized as revenue at a point in time upon completion of the registration and are now required to be recognized ratably over the period of benefit under ASC 606. As a result, upon adopting the standard the Company deferred previously recognized registration fee revenue for contracts not completed as of the effective date. The period of benefit associated with registration fees has been determined to be approximately 24 months resulting in the deferral of revenue historically recognized at a point in time over this period. This change resulted in a decrease to accumulated deficit of $3.1 million as of October 1, 2018.

      A portion of the adjustment is related to the deferral of previously recognized commission expense within the Brooks Life Science segment. This portion of the adjustment is derived from the new requirement to recognize the cost to obtain certain transactions over time under ASC 340-40, while historically this expense has been recognized at a point in time. The standard requires certain costs incurred to obtain a contract to be recorded as an asset when incurred and expensed as the transfer of control of the underlying performance obligations occur or over the estimated customer life, depending on the nature of the underlying contract. As a result, upon adopting the standard the Company deferred previously recognized costs for contracts not completed as of the effective date. The estimated customer life has been determined to be approximately 60 months resulting in the deferral of costs historically expensed at a point in time over this period. This change resulted in an increase to accumulated deficit of $1.5 million as of October 1, 2018.

Additional changes to the Company’s accumulated deficit were made as the result of adopting ASC 606. These changes, which resulted in a cumulative decrease to accumulated deficit of $0.2 million as of October 1, 2018, were driven by the identification of additional performance obligations as well as changes in the transfer of control of certain performance obligations across both the Brooks Semiconductor Solutions Group and Brooks Life Science segments. The additional changes to the Company’s accumulated deficit included a cumulative decrease to accumulated deficit of $0.2 million from discontinued operations.

As the Company has adopted ASC 606 using the modified retrospective method, the standard requires disclosure of impact from adoption of the standard to each financial statement line item in the current reporting period. The impact of adoption of ASC 606 on the Company’s Consolidated Statement of Operations and Consolidated Balance sheet was as follows:

	Three Months Ended December 31, 2018
		Without adoption of	Effect of Change
	As Reported	ASC 606	Higher/(Lower)

Revenue	$179,368	$179,769	$(401)
Cost of revenue	107,287	107,799	(512)
Gross profit	72,081	71,970	111
Operating expenses	66,748	66,544	204
Operating income	$5,333	$5,426	$(93)

	December 31, 2018
		Without adoption of	Effect of Change
	As Reported	ASC 606	Higher/(Lower)
Prepaid expenses and other current assets	$42,063	$37,292	$4,771

Other assets	22,304	21,025	1,279

Deferred revenue	31,091	28,944	2,147

Accumulated deficit	(987,725)	(991,628)	3,903

The difference between the reported results and the results without the adoption of ASC 606 was primarily driven from the elimination of revenue constraints due to billing limitations that resulted in acceleration of revenue within the Brooks Semiconductor Solutions Group segment and the deferral of fees associated with the registration of biological samples within the Brooks Life Science segment. Amortization of costs to obtain a contract capitalized through the cumulative effect adjustment described above have resulted in additional expense in the current period under ASC 606. Except as disclosed above, the adoption of ASC 606 did not have a significant impact on the Company’s Consolidated Statement of Operations and Consolidated Balance Sheet for the three months ended December 31, 2018.

Other

For further information with regard to the Company’s significant accounting policies, please refer to Note 2 "Summary of Significant Accounting Policies" to the Company’s consolidated financial statements included in the 2018 Annual Report on Form 10‑K.

3. Discontinued Operations

On August 27, 2018, the Company entered into a definitive agreement to sell its semiconductor cryogenics business to Edwards Vacuum LLC (a member of the Atlas Copco Group) for $675.0 million in cash. The purchase price is subject to adjustments for working capital and other items. The Company anticipates closing of the transaction in the third fiscal quarter of 2019 upon satisfaction of various closing conditions and regulatory approvals.

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

In connection with the Disposition, the Company and Edwards have agreed to enter into a transition service agreement, a supply agreement, and lease agreements. The transition service agreement outlines the information technology, people, and facility support the Company expects to provide to Edwards for a period up to 9 months after transaction closing date. The supply agreement allows the Company to purchase CTI and Polycold goods at cost from Edwards up to an aggregate amount equal to $1.0 million during the one-year term after closing of the Disposition. The lease agreements will provide facility space to Edwards free of charge for three years after the transaction closing date. Edwards will have the option to renew each lease at the then current market rates after the initial three-year lease term has ended. This Disposition is consistent with the Company’s long-standing strategy to increase shareholder value by accelerating the growth of its Life Sciences business with further acquisitions and strengthening its semiconductor automation business with opportunistic acquisitions.

The Disposition met the "held for sale" criteria and the “discontinued operation” criteria in accordance with FASB ASC 205 as of September 30, 2018. As such, its operating results have been reported as a discontinued operation for all periods presented.

The following table presents the financial results of discontinued operations (in thousands):

	Three Months Ended December 31,
	2018	2017
Revenue
Products	$28,786	$36,412
Services	10,538	10,317
Total revenue	39,324	46,729
Cost of revenue
Products	16,516	20,648
Services	6,049	5,125
Total cost of revenue	22,565	25,773
Gross profit	16,759	20,956
Operating expenses
Research and development	2,158	1,794
Selling, general and administrative	7,203	3,247
Total operating expenses	9,361	5,041
Operating income	7,398	15,915
Other (expense) income, net	289	272
Income before income taxes and earnings of equity method investment	7,687	16,187
Income tax provision	1,310	3,500
Income before equity in earnings of equity method investment	6,377	12,687
Equity in earnings of equity method investment	1,772	2,180
Net income	$8,149	$14,867

The table above reflects revenue for the three months ended December 31, 2018 in accordance with ASC 606, while results for the three months ended December 31, 2017 have not been restated and are reported in accordance with the governing revenue recognition standards applicable to that period. Results for the three months ended December 31, 2018 were not significantly impacted by the adoption of ASC 606.

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

The following table presents the summarized financial information for Ulvac Cryogenics, Inc., the unconsolidated subsidiaries accounted for based on the equity method (in thousands):

	December 31,	September 30,
	2018	2018
Balance Sheets:
Current assets	$71,538	$69,302
Non-current assets	21,568	21,338
Current liabilities	30,467	26,006
Non-current liabilities	8,588	8,397

	Three Months Ended December 31,
	2018	2017
Statements of Operations:
Total revenue	$22,299	$22,878
Gross profit	8,928	9,226
Operating Income	5,124	5,343
Net income	3,496	4,285

The following table presents the significant non-cash items and capital expenditures for the discontinued operations that are included in the Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended December 31,
	2018	2017
Depreciation and amortization	$2	$195
Capital expenditures	308	26
Stock-based compensation	291	246
Earnings of equity method investment	(1,772)	(2,180)

The carrying value of the assets and liabilities of the discontinued operations on the Consolidated Balance Sheet as of December 31, 2018 and September 30, 2018 were as follows (in thousands).  Balances as of December 31, 2018 are presented under ASC 606, while balances as of September 30, 2018 have not been restated and are reported in accordance with the governing revenue recognition standards applicable to that period. The carrying value of the assets and liabilities associated with discontinued operations as of December 31, 2018 was not significantly impacted by the adoption of ASC 606:

	December 31,	September 30,
	2018	2018
Assets
Accounts receivable, net	$28,327	$27,852
Inventories	39,884	37,953
Other current assets	123	343
Total current assets of discontinued operation	$68,334	$66,148

Property, plant and equipment, net	$1,397	$1,081
Goodwill	26,485	26,485
Intangibles, net	14	14
Equity method investment	34,053	31,472
Other assets	18	-
Total long-term assets of discontinued operation	$61,967	$59,052

Liabilities
Deferred revenue	$1,907	$1,052
Accrued warranty and retrofit costs	2,400	2,464
Accrued compensation and benefits	3,325	3,648
Other current liabilities	703	224
Total current liabilities of discontinued operation	$8,335	$7,388

Long-term liabilities of discontinued operation	$506	$698

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

Unrealized gains and losses are excluded from earnings and reported as a separate component of accumulated other comprehensive income until the security is sold or matures. Gains or losses realized from sales of marketable securities are computed based on the specific identification method and recognized as a component of "Other expenses, net" in the accompanying unaudited Consolidated Statements of Operations. There were no sales of marketable securities during the three months ended December 31, 2017. During the three months ended December 31, 2018, the Company sold marketable securities with a fair value and amortized cost of $49.4 million and $49.5 million, respectively, and recognized net losses of $0.1 million. As a result, during this period, the Company collected cash proceeds of $48.9 million from the sale of marketable securities and reclassified net unrealized holding losses of $0.1 million from accumulated other comprehensive income into "Other expenses, net" in the accompanying unaudited Consolidated Statements of Operations as a result of these transactions.

The following is a summary of the amortized cost and the fair value, including accrued interest receivable and unrealized holding gains (losses) on the short-term and long-term marketable securities as of December 31, 2018 and September 30, 2018 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
December 31, 2018:
Corporate securities	$2,489	$—	$—	$2,489
Other debt securities	28			28
	$2,517	$—	$—	$2,517
September 30, 2018:
U.S. Treasury securities and obligations of U.S. government agencies	$30,142	$(65)	$—	$30,077
Bank certificates of deposits	5,148	—	1	5,149
Corporate securities	14,763	(30)	—	14,733
Municipal securities	2,797	(17)	—	2,780
Other debt securities	779	—	—	779
	$53,629	$(112)	$1	$53,518

The fair values of the marketable securities by contractual maturities at December 31, 2018 are presented below (in thousands):

Fair Value
Due in one year or less	$28
Due after one year through five years	—
Due after five years through ten years	—
Due after ten years	2,489
Total marketable securities	$2,517

Expected maturities could differ from contractual maturities because the security issuers may have the right to prepay obligations without prepayment penalties.

The Company reviews the marketable securities for impairment at each reporting period to determine if any of the securities have experienced an other-than-temporary decline in fair value. The Company considers factors, such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of its amortized cost basis. If the Company believes that an other-than-temporary decline in fair value has occurred, it writes down the investment to its fair value and recognizes the credit loss in earnings and the non-credit loss in accumulated other comprehensive income or loss. There were no securities in an unrealized loss position as of December 31, 2018. The aggregate fair value of the marketable securities in an unrealized loss position was $43.0 million as of September 30, 2018. Aggregate unrealized losses for these securities were insignificant as of September 30, 2018 and are presented in the table above. As of September 30, 2018, marketable securities in an unrealized loss position was comprised primarily of U.S. Treasury securities, corporate securities, and municipal securities. The securities in an unrealized loss position as of September 30, 2018 were not considered other-than-temporarily impaired and, as such, the Company did not recognize impairment losses during the period then ended. The unrealized losses were attributable to changes in interest rates that impacted the value of the investments.

Cash equivalents of less than $0.1 million and $50.6 million, respectively, at December 31, 2018 and September 30, 2018 consist of money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of less than $0.1 million at December 31, 2018 consist primarily of bank certificates of deposits with original maturities of less than 90 days and are classified within Level 2 of the fair value hierarchy because they are not actively traded.

5. Acquisitions

Acquisition Completed in Fiscal Year 2019

Acquisition of GENEWIZ

On November 15, 2018, the Company acquired all the outstanding capital stock of GENEWIZ Group (“GENEWIZ”), a leading global genomics service provider headquartered in South Plainfield, New Jersey.  GENEWIZ provides genomics services that enable research scientists to advance their discoveries within the pharmaceutical, academic, biotechnology, agriculture and other markets.  It provides gene sequencing and synthesis services for more than 4,000 institutional customers worldwide supported by their global network of laboratories spanning the United States, China, Japan, Germany and the United Kingdom.  This transaction added a new and innovative platform which the Company expects to leverage, along with its core capabilities, to add even more value to samples under the Company’s care.

The total cash purchase price for the acquisition was $442.4 million, net of cash acquired.  The total purchase price is subject to working capital, and other adjustments, e.g., adjustment for cash and debt. The Company used the proceeds of the incremental loan described in Note 8, “Debt” to pay a portion of the purchase price.

On the acquisition date, the Company paid $32.3 million to escrow accounts related to the satisfaction of the seller's indemnification obligations with respect to their representations and warranties and other indemnities. The Company also retained an amount equal to $1.5 million (adjustment holdback) as collateral for any adjustment shortfall in determining the final merger consideration.  The final settlement of the adjustment hold back is expected to be determined during the second quarter of the Company’s 2019 fiscal year.

The Company recorded the following assets acquired and liabilities assumed related to GENEWIZ at their fair values as of the acquisition date, from a market participant’s perspective (in thousands). While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed on the acquisition date, its estimates and assumptions are subject to refinement. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. The finalization of the assignment of fair values will be completed within one year.

Fair Value of
Assets and
Liabilities
Accounts receivable, net	$26,952
Inventories	4,370
Prepaid expenses and other current assets	11,210
Property, plant and equipment, net	36,379
Goodwill	236,504
Intangible assets, net	188,524
Other assets	15,998
Current portion of long-term debt	(3,170)
Accounts payable	(6,522)
Deferred revenue	(67)
Accrued compensation and benefits	(5,145)
Other current liabilities	(6,771)
Long-term debt	(2,482)
Long-term tax reserves	(13,400)
Long-term deferred tax liabilities	(37,415)
Other long-term liabilities	(2,602)
Total purchase price, net of cash acquired	$442,363

The Company applied variations of the income approach to estimate the fair values of the intangibles assets acquired. The identifiable intangible assets include customer relationships (excess earnings method) of $125.4 million with a useful life of 14 years, completed technology (relief from royalty method) of $44.1 million with useful lives from 10 to 15 years and trademarks (relief from royalty method) of $19.0 million with a useful life of 13 years. The intangible assets acquired are amortized over the total weighted average period of 13.3 years using methods that approximate the pattern in which the economic benefits are expected to be realized.

Goodwill of $236.5 million largely reflects the potential synergies and expansion of the Company’s core technologies and offerings in the Life Sciences business. The goodwill from this acquisition is reported within the Brooks Life Sciences segment and is not tax deductible.

The revenues and net income from GENEWIZ included in the Company's consolidated results for the reporting period since acquisition were $16.4 million and $0.9 million, respectively. During the three months ended December 31, 2018, net income included $1.6 million related to amortization expense of acquired intangible assets. The Company incurred $10.0 million in transaction costs related to the acquisition of which $6.3 million was incurred during the three months ended December 31, 2018.

The following unaudited pro forma information reflects our consolidated results of operations as if the acquisition had taken place on October 1, 2017. The unaudited pro forma information is not necessarily indicative of the results of operations that we would have reported had the transaction actually occurred at the beginning of these periods nor is it necessarily indicative of future results. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, including, but not limited to, anticipated costs savings from synergies or other operational improvements (in thousands).

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017

Revenue	$196,021	170,033
Net income (loss)	(35,325)	(8,714)

The unaudited pro forma financial information presented in the table above has been adjusted to give effect to adjustments that are (1) directly related to the acquisition; (2) factually supportable; and (3) expect to have a continuing impact. These adjustments include, but are not limited to, the application of our accounting policies, elimination of related party transactions, depreciation and amortization related to fair value adjustments to property, plant and equipment and intangible assets, and interest expense on acquisition related debt.

Revenue for the three months ended December 31, 2018 is recognized in accordance with ASC 606, while results for the three months ended December 31, 2017 have not been restated and are reported in accordance with the governing revenue recognition standards applicable to that period. Pro forma revenue for the three months ended December 31, 2018 has been decreased by $0.4 million for the adoption of ASC 606.

To present our consolidated results of operations as if the acquisition had taken place on October 1, 2017, the unaudited pro forma earnings for the period from October 31, 2018 to December 31, 2018 and the three months ended December 31, 2017 have been adjusted to include the following additional expenses related to the acquisition: $1.6 million and $3.3 million, respectively, of property, plant, and equipment, leases, and intangible asset step-up depreciation and amortization expense, and $2.0 million and $4.8 million, respectively, of interest expense related to financing activities. The net loss of $35.3 million for the quarter ended December 31, 2018 is mainly due to the one-time option, bonus, and transaction costs of $43.9 million incurred by GENEWIZ and one-time transaction costs of $6.3 million incurred by Brooks.

Acquisitions Completed in Fiscal Year 2018

Acquisition of Tec-Sem

On April 6, 2018, the Company acquired approximately 93% of the outstanding capital stock of Tec-Sem Group AG (“Tec-Sem”), a Switzerland-based manufacturer of semiconductor fabrication automation equipment with a focus on reticle management. During the fourth quarter of fiscal year 2018, the Company acquired the remaining 7% noncontrolling interest upon the completion of certain procedural steps. The total cash payment to acquire the business was $15.6 million, net of cash acquired and subject to working capital adjustments. The acquisition of Tec-Sem has expanded the Company’s contamination control solutions business within the Brooks Semiconductor Solutions Group segment.

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

The Company reports the results of operations for Tec-Sem in the Brooks Semiconductor Solutions Group segment starting from the acquisition date. The revenues and net income from Tec-Sem included in the Company's consolidated results for the three months ended December 31, 2018 were $9.3 million and $1.7 million, respectively. During the three months ended December 31, 2018, the net income included $0.2 million related to the step-up in value of the acquired inventories and $0.9 million related to amortization expense of acquired intangible assets.

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

The Company did not present a pro forma information summary for its consolidated results of operations for the three months ended December 31, 2018 and 2017 as if the acquisition of Tec-Sem occurred on October 1, 2016 because such results were immaterial.

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

The operating results of 4titude have been reflected in the results of operations for the Brooks Life Sciences segment from the date of the acquisition. During the three months ended December 31, 2018, revenue and net income from 4titude recognized in the Company’s results of operations were $3.9 million and less than $0.1 million, respectively. During the three months ended December 31, 2017, revenue and net loss from 4titude recognized in the Company’s results of operations were $3.4 million and $1.1 million, respectively. During the three months ended December 31, 2018 and 2017, the net income or loss included recurring charges of $0.9 million and $1.0 million, respectively, related to amortization expense of acquired intangible assets. During the three months ended December 31, 2017, the net loss also included non-recurring charges of $1.2 million related to the step-up in value of the acquired inventories.

During the three months ended December 31, 2017, the Company incurred $0.5 million in non-recurring transaction costs with respect to the 4titude acquisition, which were recorded in "Selling, general and administrative" expenses within the accompanying unaudited Consolidated Statements of Operations. There were no transaction costs related to the 4titude acquisition during the three months ended December 31, 2018.

The Company did not present a pro forma information summary for its consolidated results of operations for the three months ended December 31, 2018 and 2017 as if the acquisition of 4titude occurred on October 1, 2016 because such results were immaterial.

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

The operating results of the acquisition have been reflected in the results of operations for the Brooks Life Sciences segment from the date of the acquisition. The Company did not present a pro forma information summary for its consolidated results of operations for the three months ended December 31, 2018 and 2017 as if the acquisition of BioSpeciMan occurred on October 1, 2016 because such results were immaterial.

6. Goodwill and Intangible Assets

Goodwill represents the excess of net book value over the estimated fair value of net tangible and identifiable intangible assets of a reporting unit. Goodwill is tested for impairment annually or more often if impairment indicators are present at the reporting unit level. If events occur or circumstances change that would more likely than not reduce fair values of the reporting units below their carrying values, goodwill will be evaluated for impairment between annual tests. No triggering events indicating goodwill impairment occurred during the three months ended December 31, 2018. Please refer to Note 7, "Goodwill and Intangible Assets" to the Company's consolidated financial statements included in the 2018 Annual Report on Form 10-K for further information on the goodwill impairment testing performed during fiscal year 2018.

The components of the Company’s goodwill by operating segment at December 31, 2018 and September 30, 2018 are as follows (in thousands):

	Brooks
	Semiconductor
	Solutions	Brooks
	Group	Life Sciences	Other	Total
Gross goodwill, at September 30, 2018	$636,907	$207,913	$26,014	$870,834
Accumulated goodwill impairments	(588,944)	—	(26,014)	(614,958)
Goodwill, net of accumulated impairments, at September 30, 2018	47,963	207,913	—	255,876
Acquisitions and adjustments	(167)	234,816	—	234,649
Gross goodwill, at December 31, 2018	636,740	442,729	26,014	1,105,483
Accumulated goodwill impairments	(588,944)	—	(26,014)	(614,958)
Goodwill, net of accumulated impairments, at December 31, 2018	$47,796	$442,729	$—	$490,525

During the three months ended December 31, 2018, the Company recorded a goodwill increase of $234.6 million primarily related to the acquisition of GENEWIZ which represented the excess of the consideration transferred over the fair value of the net assets acquired. Please refer to the Note 5 "Acquisitions" for further information on this transaction.

The components of the Company’s identifiable intangible assets as of December 31, 2018 and September 30, 2018 are as follows (in thousands):

	December 31, 2018			September 30, 2018
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Patents	$5,302	$4,401	$901	$5,302	$4,325	$977
Completed technology	88,475	30,790	57,685	44,829	28,934	15,895
Trademarks and trade names	25,316	3,444	21,872	6,298	2,953	3,345
Customer relationships	266,425	67,650	198,775	142,489	62,750	79,739
	$385,518	$106,285	$279,233	$198,918	$98,962	$99,956

Amortization expense for intangible assets was $7.8 million and $5.5 million, respectively, during the three months ended December 31, 2018 and 2017.

Estimated future amortization expense for the intangible assets for the remainder of fiscal year 2019, the subsequent four fiscal years and thereafter is as follows (in thousands):

Fiscal year ended September 30,
2019	$26,976
2020	41,340
2021	37,547
2022	34,545
2023	31,589
Thereafter	107,236
$279,233

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

There were no amounts outstanding under the line of credit as of December 31, 2018 and September 30, 2018. The Company records commitment fees and other costs directly associated with obtaining line of credit financing as deferred financing costs which are presented within "Other assets" in the accompanying unaudited Consolidated Balance Sheets. Deferred financing costs were $0.5 million at both December 31, 2018 and September 30, 2018. Such costs are amortized over the term of the related financing arrangement and are included in “Interest expense” in the accompanying unaudited Consolidated Statements of Operations. The line of credit contains certain customary representations and warranties, a financial covenant and affirmative and negative covenants as well as events of default. The Company was in compliance with the line of credit covenants as of December 31, 2018 and September 30, 2018.

8. Debt

Term Loans

On October 4, 2017, the Company entered into a $200.0 million term loan with the lenders. The term loan was issued at $197.6 million, or 98.8% of its par value, resulting in a discount of $2.4 million, or 1.2%, which represented loan origination fees paid at the closing. On November 15, 2018, the Company entered into an incremental Amendment (the “Amendment”) to the existing credit agreement. Under the Amendment, the Company obtained an incremental term loan in an aggregate principal amount of $350.0 million. The proceeds of the incremental loan were used to finance a portion of the purchase price for the Company’s acquisition of GENEWIZ. The term loan was issued at $340.5 million, or 97.3% of its par value, resulting in a discount of $9.5 million, or 2.7%, which represented financing cost of the loan.

Except as provided in the Amendment, the incremental loan is subject to the same terms and conditions as set forth in the existing credit agreement. The loan principal amount may be increased by an aggregate amount equal to $75.0 million plus any voluntary repayments of the term loans plus any additional amount such that the secured leverage ratio of the Company is less than 3.00 to 1.00.

Under the terms of the Amendment, the Company may elect that the borrowings comprising the incremental loan bear interest at a rate per annum equal to (a) the Alternate Base Rate (the “ABR”) plus 1.50%; or (b) the Adjusted LIBOR plus 2.50%. ABR is equal to the highest of (a) the federal funds effective rate plus 0.50%, (b) the prime rate, or (c) one-month LIBOR rate plus 1.00%. The LIBOR is equal to the rate for eurodollar deposits in the London interbank market for a period of one, two, three or six months, in each case selected by the Company. “Adjusted LIBOR” is the LIBOR as adjusted for statutory reserve requirements for eurodollar liabilities.

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

The Company records commitment fees and other costs directly associated with obtaining term loan financing as deferred financing costs which are presented as a reduction of the term loan principal balance in the accompanying unaudited Consolidated Balance Sheets. Such costs are accreted over the term of the loan using the effective interest rate method and are included in “Interest expense” in the accompanying unaudited Consolidated Statements of Operations. At December 31, 2018, deferred financing costs were $11.6 million.

The term loan agreement contains certain customary representations and warranties, covenants and events of default. If any of the events of default occur and are not waived or cured within applicable grace periods, any unpaid amounts under the term loan agreement will bear an annual interest rate at 2.00% above the rate otherwise applicable under the terms and conditions of such agreement. The term loan agreement does not contain financial maintenance covenants. As of December 31, 2018, the Company was in compliance with all covenants and conditions under the term loan agreement.

In connection with the GENEWIZ acquisition, we assumed three five-year term loans for a total of $3.3 million and two one-year short term loans for a total of RMB 22 million or $3.2 million. The three five-year term loans were initiated during 2016 and mature in 2021.  The principal payments are payable in eight installments equal to 12.5% of the initial principal amount of the term loans on December 14th and June 14th of each year, commencing in 2017. The three five-year term loans were secured to fund equipment payments and the interest rates were equal to the LIBOR plus 3.1%. The two one-year term loans were borrowed to fund operations. Both of the one-year term loans were initiated in

2018 and mature in 2019. The principal payments are due at the maturity date. The interest rates of these two loans were 4.56% and 4.35%. There is no deferred financing costs related to either the five-year term loans or the one-year term loans. At December 31, 2018, we had an aggregate outstanding principal balance of $2.1 million and $3.2 million for the three five-year term loans and two one-year short term loans, respectively.

During the three months ended December 31, 2018, the weighted average stated interest rate paid on all oudtanding debt was 5.0%. During the three months ended December 31, 2018, the Company incurred aggregate interest expense of $5.3 million in connection with the borrowings, including $0.4 million of deferred financing costs amortization.

As of December 31, 2018, the estimated fair value of the outstanding principal balance of the debt no our balance sheet approximates its carrying value. The fair value was determined based on observable market inputs and classified within Level 2 of the fair value hierarchy due to a lack of an active market for this term loan or a similar loan instrument.

The following are the future minimum principal payment obligations under all of the Company’s outstanding debt as of December 31, 2018.

Amount
Fiscal year ended September 30,
2019	$7,738
2020	6,327
2021	6,328
2022	5,500
2023	5,500
Thereafter	521,000
Total outstanding principal balance	552,393
Unamortized deferred financing costs	(11,584)
540,809
Current portion of long-term debt	9,527
Non-current portion of long-term debt	$531,282

Capital Lease Obligations

In connection with the GENEWIZ acquisition, the Company assumed five capital lease obligations related to leases of equipment. Three of the capital leases were initiated in 2016 and mature in 2021 and two of them were initiated in 2017 and mature in 2022. The outstanding principal balance of these obligations is included within “Other long-term liabilities” on the Company’s Consolidated Balance Sheets. See below for the future minimum principal payment obligations under the capital lease obligations as of December 31, 2018:

Amount
Fiscal year ended September 30,
2019	$960
2020	1,176
2021	1,126
2022	358
Total outstanding principal balance	$3,620

9. Income Taxes

The Company recorded an income tax benefit of $5.8 million and $0.7 million, respectively, for the three months ended December 31, 2018 and the three months ended December 31, 2017. The tax benefit for the three months ended December 31, 2018 was primarily driven by discrete benefits related to stock compensation windfalls of $3.7 million for tax deductions that exceeded the associated compensation expense, $1.4 million of tax benefits related to the remeasurement of net U.S. deferred tax assets due to state tax rate changes, and a $1.1 million transition tax reduction. These discrete benefits were slightly offset by the tax provision on foreign earnings during the period.

The tax benefit for the three months ended December 31, 2017 was primarily driven by discrete benefits related to the reduction of reserves for unrecognized tax benefits of $0.3 million of tax and $0.7 million of tax benefits related to the remeasurement of net U.S. deferred tax liabilities at the reduced 21 percent federal income tax rate. These discrete benefits were slightly offset by the tax provision on foreign earnings during the period.

During 2018, the Internal Revenue Service issued proposed regulations on the federal toll charge and various other aspects of the Tax Cuts and Jobs Act. The Company finalized its analysis of the toll charge and related liabilities, including uncertain tax positions, during the three months ended December 31, 2018 pursuant to U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 118.  As a result of the new guidance issued and additional work to complete the calculation of its federal toll charge, the Company reduced its provisional accrual for federal, state and foreign taxes by net $1.1 million during the three months ended December 31, 2018. In addition, the Company also assessed its uncertain tax positions related to these taxes and accrued income and determined no tax reserves were required.

The Company evaluates the realizability of its deferred tax assets by tax-paying component and assesses the need for a valuation allowance on an annual and quarterly basis. The Company evaluates the profitability of each tax-paying component on a historic cumulative basis and a forward-looking basis in the course of performing this analysis. The Company evaluated all positive and negative evidence in concluding it was appropriate to release the majority of the valuation allowance against U.S. net deferred tax assets during fiscal year 2018.  The remaining portion of the Company’s U.S. valuation allowance is related to the realizability of certain state tax credits and net operating loss carry-forwards. The Company continues to maintain valuation allowances against net deferred tax assets in certain foreign tax-paying components as of December 31, 2018.

During the three months ended December 31, 2018, the Company recorded $37.4 million of deferred tax liabilities in purchase accounting in connection with the acquisition of GENEWIZ.  Also, as a result of the acquisition, the Company recorded a $13.4 million reserve in purchase accounting for unrecognized tax benefits related to uncertain tax positions taken by GENEWIZ in prior years.

As of December 31, 2018, the Company has evaluated all relevant information related to U.S. tax reform under the allowable period pursuant to SEC Staff Accounting Bulletin No. 118 and has decided to maintain its indefinite reinvestment assertion. Based on this the Company has not provided income taxes on the outside basis differences of its foreign subsidiaries. The Company continues to expect its foreign earnings to be reinvested in foreign operations and acquisitions. The Company has not accrued foreign withholding tax costs on unremitted earnings.

The Company maintains liabilities for uncertain tax positions. These liabilities involve judgment and estimation and are monitored based on the best information available. The Company recognizes interest related to unrecognized benefits as a component of the income tax benefit, of which $0.1 million was recognized during the three months ended December 31, 2018. During the three months ended December 31, 2017 the statute of limitations lapsed on an uncertain tax positions in a foreign jurisdiction which resulted in a $0.3 million reduction in the gross unrecognized tax benefits that impacted the effective tax rate.

The Company is subject to U.S. federal income tax and state, local and international income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which it files tax returns. In the normal course of business, the Company is subject to income tax audits in various global jurisdictions in which it operates. The years subject to examination vary for the U.S. and international jurisdictions, with the earliest tax year being 2011. Based on the outcome of these examinations or the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the Company’s unaudited Consolidated Balance Sheets. The Company currently anticipates that it is reasonably possible that the unrecognized tax benefits will be reduced by approximately $0.1 million within the next twelve months.

10. Other Balance Sheet Information

The following is a summary of accounts receivable at December 31, 2018 and September 30, 2018 (in thousands):

	December 31,	September 30,
	2018	2018
Accounts receivable	$165,670	$126,350
Less allowance for doubtful accounts	(1,114)	(1,113)
Less allowance for sales returns	(40)	(45)
Accounts receivable, net	$164,516	$125,192

The following is a summary of inventories at December 31, 2018 and September 30, 2018 (in thousands):

	December 31,	September 30,
	2018	2018
Inventories
Raw materials and purchased parts	$67,428	$57,527
Work-in-process	13,799	19,547
Finished goods	28,843	19,912
Total inventories	$110,070	$96,986

Reserves for excess and obsolete inventory were $14.9 million and $15.0 million, respectively, at December 31, 2018 and September 30, 2018.

At December 31, 2018 and September 30, 2018, the Company had cumulative capitalized direct costs of $6.6 million and $5.6 million, respectively, associated with the development of software for its internal use which are included within "Property, plant and equipment, net" in the accompanying unaudited Consolidated Balance Sheets. The balance at December 31, 2018 included $0.9 million capitalized direct costs from the GENEWIZ acquisition. During the three months ended December 31, 2018, the Company capitalized direct costs of $0.1 million associated with the development of software for its internal use.

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

The following is a summary of product warranty and retrofit activity on a gross basis for the three months ended December 31, 2018 and 2017 (in thousands):

Activity -Three Months Ended December 31, 2018
Balance			Balance
September 30,			December 31,
2018	Accruals	Costs Incurred	2018
$6,340	$2,355	$(1,844)	$6,851

Activity -Three Months Ended December 31, 2017
Balance			Balance
September 30,			December 31,
2017	Accruals	Costs Incurred	2017
$5,479	$1,408	$(1,313)	$5,574

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

The following table reflects stock-based compensation expense recorded during the three months ended December 31, 2018 and 2017 (in thousands):

	Three Months Ended December 31,
	2018	2017
Restricted stock units	$3,960	$4,385
Employee stock purchase plan	216	178
Total stock-based compensation expense	$4,176	$4,563

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

The Company grants restricted stock units that vest over a required service period and/or achievement of certain operating performance goals. Restricted stock units granted with performance goals may also have a required service period following the achievement of all or a portion of the performance goals. The following table reflects restricted stock units granted during the three months ended December 31, 2018 and 2017:

		Time-Based		Performance-
	Total Units	Units	Stock Grants	Based Units
Three months ended December 31, 2018	745,776	321,835	552	423,389
Three months ended December 31, 2017	471,151	190,266	546	280,339

Among the total restricted stock units granted, 28,493 shares were granted to the employees who belong to the discontinued operations during the three months ended December 31, 2017. No shares were granted to the employees who belong to the discontinued operations during the three months ended December 31, 2018.

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

Certain members of the Board of Directors have elected to defer receiving their annual awards of restricted stock units and related quarterly dividends until they attain a certain age or cease to provide services as the Company’s Board members. Restricted stock awards granted in fiscal years 2017 and 2018 are subject to a one-year vesting period.

Performance-Based Grants

Performance-based restricted stock units are earned based on the achievement of performance criteria established by the Human Resources and Compensation Committee and approved by the Board of Directors. The criteria for performance-based awards have threshold, target and maximum performance goals.

Performance-based awards granted in fiscal year 2019, 2018 and 2017 allow participants to earn 100% of restricted stock units if the Company’s performance meets its target goal for each applicable financial metric, and up to a maximum of 200% if the Company’s performance for such metrics meets or exceeds the maximum or stretch goal. Performance below the threshold financial metric results in award forfeiture. Performance goals for each plan will be measured over a three-year period for each plan and at the end of the period. Around the third anniversary of each plan’s grant date, the Company’s Board of Directors determines the number of units earned for participants who continue to meet the service requirements on the vest date.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the three months ended December 31, 2018:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at September 30, 2018	2,194,512	$17.20
Granted	745,776	30.49
Vested	(851,702)	18.70
Forfeited	(9,199)	10.91
Outstanding at December 31, 2018	2,079,387	23.58

The weighted average grant date fair value of restricted stock units granted during the three months ended  December 31, 2018 and 2017 was $30.49 and $34.25, respectively. The fair value of restricted stock units vested during the three months ended December 31, 2018 and 2017 was $27.1 million and $19.0 million, respectively. During the three months ended December 31, 2018 and 2017, the Company remitted $14.2 million and $6.3 million, respectively, collected from employees to satisfy their tax obligations as a result of share issuances.

As of December 31, 2018, the unrecognized compensation cost related to restricted stock units that are expected to vest is $38.4 million and will be recognized over an estimated weighted average service period of approximately 2.0 years.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan that allows its employees to purchase shares of common stock at a price equal to 85% of the fair market value of the Company’s stock at the beginning or the end of the semi-annual period, whichever is lower. There were no shares purchased by employees under the employee stock purchase plan during the three months ended December 31, 2018 and 2017.

12. Earnings per Share

The calculations of basic and diluted net income per share and basic and diluted weighted average shares outstanding are as follows for the three months ended December 31, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended
	December 31,
	2018	2017
Income from continuing operations	$6,266	$1,619
Income from discontinued operations, net of tax	8,149	14,867
Net income	$14,415	$16,486

Weighted average common shares outstanding used in computing basic earnings per share	71,450	70,183
Dilutive restricted stock units	715	681
Weighted average common shares outstanding used in computing diluted earnings per share	72,165	70,864

Basic net income per share attributable to Brooks Automation, Inc. common stockholders:
Income from continuing operations	$0.09	$0.02
Income from discontinued operations, net of tax	0.11	0.21
Basic net income per share attributable to Brooks Automation, Inc.	$0.20	$0.23

Diluted net income per share attributable to Brooks Automation, Inc. common stockholders:
Income from continuing operations	$0.09	$0.02
Income from discontinued operations, net of tax	0.11	0.21
Diluted net income per share attributable to Brooks Automation, Inc. common stockholders	$0.20	$0.23
Dividend declared per share	$0.10	$0.10

During the three months ended December 31, 2018 and 2017, antidilutive restricted stock units of 261,384 and 190,266, respectively, were excluded from the computation of diluted earnings per share based on the treasury stock method.

13. Revenue

Revenue Recognition (Performance Obligations)

The Company generates revenue from the following sources:

•	Products, including sales of tool automation and automated cold sample management systems, atmospheric and vacuum robots, contamination control solutions, as well as consumables and spare parts.
•

Services, including repairs, upgrades, diagnostic support, installation, as well as biological sample services such as DNA sequencing, gene synthesis, molecular biology, bioinformatics, biological sample storage and other support services.

The company recognizes revenue for the transfer of such promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those products or services. Under ASC 606, revenue is recognized when or as the transfer of control of the underlying performance obligation occurs. To determine the amount of consideration the Company expects to be entitled to and whether transfer of control has occurred, the Company applies the following five-step model:

•

Identify the contract with a customer. Contracts are accounted for when approval and commitment has been received from both parties, the rights of each party are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration to which the Company is entitled is probable. Contracts are generally evidenced through receipt of an approved purchase order or execution of a binding arrangement. Within the Brooks Semiconductor Solutions Group segment, contracts are typically short-term with the exception of service-type warranty contracts, which generally have a stated contract term that is greater than one year. Within the Brooks Life Sciences segment, contracts are both short and long-term. Long-term contracts within this segment relate to the sale of products with attached service-type warranty contracts that generally have a stated contract term that is greater than one year. Contracts within both operating segments may contain acceptance provisions where the Company is required to obtain technical acceptance from the customer upon completion of installation services and evidence of the systems functional performance within the customer’s operating environment. The Company has concluded that acceptance criteria within its contracts can be objectively evaluated and will not impact the Company’s transfer of control assessment under ASC 606.

•

Identify the performance obligations in the contract. Performance obligations include the sale of products and services. Certain customer arrangements related to the sale of automated cold sample management systems and contamination control solution products generally include more than one performance obligation and may include a combination of goods and or services, such as products with installation services or service-type warranty obligations. These contracts include multiple promises and as a result, the Company is required to evaluate each promise and determine whether the promise qualifies as a performance obligation within the contract. Contracts may contain the option to acquire additional products or services at defined prices. The Company reviews the pricing of these options to determine whether the option would exist independently of the current contract. If the pricing of contract options provides a material right to the customer that it would not receive without entering into the current contract, the Company accounts for the option as a separate performance obligation.

•

Determine the transaction price. The transaction price of the Company’s contracts with its customer is generally fixed, based on the amounts to be contractually billed to the customer. Certain contracts may contain variable consideration in the form of customer allowances and rebates that consist primarily of retrospective volume based discounts and other incentive programs. Variable consideration is estimated at contract inception and included in the transaction price if it is probable that a subsequent change in the estimate would not result in a significant revenue reversal. The period between transfer of control of the performance obligations within a customer contract and timing of payment is generally within one year. As a result, the Company’s contracts typically do not include significant financing components.

•

Allocate the transaction price to the performance obligations in the contract. For customer contracts that contain more than one performance obligation, the Company allocates the total transaction consideration to each performance obligation based on the relative stand-alone selling price of each performance obligation within the contract. The Company relies on either observable standalone sales or an expected cost plus margin approach to determine the standalone selling price of offerings, depending on the nature of the performance obligation. Performance obligations whose standalone selling price is estimated using an expected cost plus margin approach relate to the sale of customized automated cold sample management systems and service-type warranties within the Brooks Life Sciences segment.

•

Recognize revenue when or as the Company satisfies a performance obligation. The Company satisfies its performance obligations by transferring a product or service either at a point in time or over time, when the transfer of control of the underlying performance obligation has occurred. Control is evidenced by the customer’s ability to direct the use of, and obtain substantially all the remaining benefits from the performance obligation. Revenue from third-party sales for which the Company does not meet the criteria for gross revenue recognition is recognized on a net basis. All other revenue is recognized on a gross basis. The Company excludes from the transaction price all sales taxes assessed by governmental authorities and as a result, revenue is presented net of tax.

As a result of applying this five-step model under ASC 606, the Company recognizes revenues from its sale of products and services as follows:

•

Products: Revenue from the sale of standard products is recognized upon their transfer of control to the customer, which is generally upon delivery. Delivery is considered complete at either the time of shipment or arrival at destination, based on the agreed upon terms within the contract. The Company’s payment terms for the sale of standard products are typically 30 to 60 days.

Revenue from the sales of certain products that involve significant customization, which include primarily automated cold sample management systems is recognized over time as the asset created by the Company’s performance does not have alternative use to the Company and an enforceable right to payment for performance completed to date is present. The Company recognizes revenue as work progresses based on a percentage of actual labor hours incurred on the project to-date and total estimated labor hours expected to be incurred on the project. The selection of the method to measure progress towards completion requires judgment. The Company has concluded that using the percentage of labor hours incurred to estimated labor hours needed to complete the project most appropriately depicts the Company’s efforts towards satisfaction of the performance obligation. The Company develops profit estimates for long-term contracts based on total revenue expected to be generated from the project and total costs anticipated to be incurred in the project. These estimates are based on a number of factors, including the degree of required product customization and the work required to be able to install the product in the customer’s existing environment, as well as the Company’s historical experience, project plans and an assessment of the risks and uncertainties inherent in the contract related to implementation delays or performance issues that may or may not be within the Company’s control. The Company estimates a loss on a contract by comparing total estimated contract revenue to the total estimated contract costs and recognizes a loss during the period in which it becomes probable and can be reasonably estimated. The Company reviews profit estimates for long-term contracts during each reporting period and revises the estimate based on changes in circumstances. Revenue for certain arrangements that involve significant product customization but do not provide the customer with an enforceable right to payment for performance completed to date are recognized at a point in time, upon completion or substantial completion of the project, provided transfer of control has occurred. The project is considered substantially complete when the Company receives acceptance from the customer and remaining tasks are perfunctory or inconsequential and in control of the Company. Generally, the terms of long-term contracts provide for progress billings based on completion of milestones or other defined phases of work. In certain instances, payments collected from customers in advance of recognizing the related revenue are recorded and presented as contract liabilities within Deferred revenue on the Company’s Consolidated Balance Sheet. Additionally, due to certain billing constraints within contracts, the customer may retain a portion of the contract price until completion of the contract. In these contracts, revenue recognized may exceed billings, which the Company presents as a contract asset on the balance sheet, which is included within the Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheet.

•

Services: Service revenue is generally recognized ratably over time or on an output method, as the customer simultaneously receives and consumes the benefit of these services as they are performed. Revenue from short-term services, generally related to repair services or upgrades of customer-owned equipment is recognized upon completion of the repair effort and the shipment of the repaired product back to the customer. Payments related to service-type warranties may be made up front or proportionally over the contract term. Payment due or received from the customers prior to rendering the associated services are recorded as a contract liability.

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers in a manner that depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The Company disaggregates revenue based on the transfer of control of the underlying performance obligations, the geographic location in which customer orders are placed and by reporting unit.

The Company transfers control of its performance obligations at a point in time or over time, depending on the nature of the product or service being provided. Revenue from contracts with customers is attributed to geographic areas based on locations in which the customer orders are placed. As discussed within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2018 Annual Report on Form 10-K, the Company reports financial results for two operating and reportable segments which consist of Brooks Semiconductor Solutions Group segment and Brooks Life Sciences segment. The Company also consists of five reporting units, including three reporting units within the Brooks Semiconductor Solutions Group reporting segment and two reporting units within the Brooks Life Sciences reporting segment. The following is a reconciliation of revenue disaggregated in a manner discussed above to segment revenue for the three month period ended December 31, 2018:

	Brooks Semiconductor	Brooks Life
	Solutions Group	Sciences	Total

Timing of Revenue Recognition
Point in time	$111,916	$23,167	$135,083
Over time	791	43,494	44,285
	$112,707	$66,661	$179,368

The following is revenue by geographic location and reporting unit for the three months ended December 31, 2018:

Three Months Ended December 31, 2018
Geographic Location
North America	$68,897
Asia/Pacific/Other	79,460
United Kingdom	12,078
Rest of Europe	18,933
$179,368

Reporting Unit
Automation Solutions	$73,675
Contamination Control Solutions	27,956
Global Semiconductor Services	11,076
Brooks Semiconductor Solutions Group	112,707
Sample Management	50,303
GENEWIZ	16,358
Brooks Life Sciences	66,661
Total	$179,368

Contract Balances

      Accounts Receivable, Net. Accounts receivable represent rights to consideration in exchange for products or services that have been transferred by the Company, when payment is unconditional and only the passage of time is required before payment is due. Accounts receivable do not bear interest and are recorded at the invoiced amount. The Company maintains an allowance for doubtful accounts representing its best estimate of probable credit losses related to its existing accounts receivable and their net realizable value. The Company determines the allowance for doubtful accounts based on a number of factors, including an evaluation of customer credit worthiness, the age of the outstanding receivables, economic trends and historical experience. Accounts receivable, net were $164.5 million and $125.2 million at December 31, 2018 and October 1, 2018, respectively.

Contract Assets. Contract assets represent rights to consideration in exchange for products or services that have been transferred by the Company, when payment is conditional on something other than the passage of time. These amounts typically relate to contracts within the Brooks Life Sciences segment where the right to payment is not present until completion of the contract or the achievement of specified milestones and the value of the products or services transferred exceed this constraint. Contract assets are classified as current. Contract asset balances which are included within Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheet, were $12.6 million and $8.2 million at December 31, 2018 and October 1, 2018, respectively.

Deferred Commissions. Deferred commissions represent a direct and incremental cost of obtaining a contract. These amounts primarily relate to sales commissions within the Brooks Life Sciences segment and are deferred and amortized over a 60 month period, which represents the average period of contract performance. The Company classifies deferred commissions as noncurrent as the original amortization period of this asset is greater than one year. Deferred commissions balances are included within Other assets on the Company’s Consolidated Balance Sheet. Deferred commissions were $1.3 million and $1.5 million at December 31, 2018 and October 1, 2018, respectively. The Company recorded $0.2 million of amortization expense related to deferred commissions for the three months ended December 31, 2018.

Contract Liabilities. Contract liabilities represent the Company’s obligation to transfer products or services to a customer for which consideration has been received, or for which an amount of consideration is due from the customer. Contract assets and liabilities are reported on a net basis at the contract level, depending on the contracts position at the end of each reporting period. Contract liabilities are included within Deferred revenue on the Company’s Consolidated Balance Sheet. Contract liabilities were $31.1 million and $28.7 million at December 31, 2018 and October 1, 2018, respectively. Revenue recognized from the contract liability balance at October 1, 2018 was $12.1 million for the three months ended December 31, 2018.

Remaining Performance Obligations. Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year and for which fulfillment of the contract has started as of the end of the reporting period. The aggregate amount of transaction consideration allocated to remaining performance obligations as of December 31, 2018 was $36.4 million. The following table summarizes when the Company expects to recognize the remaining performance obligations as revenue, the Company will recognize revenue associated with these performance obligations as transfer of control occurs:

	As of December 31, 2018
	Less than 1 Year	Greater than 1 Year	Total
Remaining Performance Obligations	$11,107	$25,252	$36,359

Cost to Obtain and Fulfill a Contract

The Company capitalizes sales commissions when incurred if they are (i) incremental costs of obtaining a contract, (ii) expected to be recovered and (iii) have an expected amortization period that is greater than one year. As part of the Company’s cumulative effect adjustment, incremental costs associated with obtaining a contract were capitalized and have been classified as deferred commissions within the Company’s Consolidated Balance Sheet. These amounts primarily relate to sales commissions within the Brooks Life Sciences segment and are being amortized over a 60 month period, which represents the average period of contract performance. The Company did not capitalize any sales commissions during the three months ended December 31, 2018 as the amount of sales commissions that qualified for capitalization during the reporting period was insignificant. Sales commissions incurred during the reporting period have been expensed as incurred. These costs are recorded within selling, general, and administration expenses. The Company has concluded that none of its costs incurred in fulfillment of customer contracts meet the capitalization criteria. The Company will account for shipping and handling activities as fulfillment activities and recognize the associated expense when transfer of control of the product has transferred to the customer.

14. Segment Information

The Company operates in two reportable segments: Brooks Semiconductor Solutions Group and Brooks Life Sciences.  Brooks Life Sciences consists of two operating segments aggregated into one reportable segment.

The Brooks Semiconductor Solutions Group segment provides a variety of products, services and solutions that enable improved throughput and yield in controlled operating environments, as well as an extensive range of support services. The solutions include atmospheric and vacuum robots, robotic modules, tool automation systems,  contamination control of wafer carrier front opening unified pods and reticle management. The support services include repair services, diagnostic support services, and installation services in support of the products, which enable the customers to maximize process tool uptime and productivity. This segment also provides end-user customers with spare parts and productivity enhancement upgrades to maximize tool productivity.

The Brooks Life Sciences segment provides comprehensive life cycle sample management solutions to life science and bioscience customers  including complete end-to-end “cold chain of custody” solutions and a variety of sample-based lab services such as genomic sequencing and synthesis to advance scientific research and support drug development. The segment’s product offerings include automated cold sample management systems for compound and biological sample storage, equipment for sample preparation and handling, consumables, and informatics that help customers manage samples throughout their research discovery and development work flows. The segment’s service offerings include sample storage, genomic sequencing, genomic synthesis, lab processing services, lab analysis, and other support services provided to a wide range of life science customers, including pharmaceutical companies, biotechnology companies, biobanks and research institutes.

Revenue and adjusted operating income (loss) are two key metrics used by the CODM when assessing operating results and management performance as resources are allocated to each of the operating segments.  The adjusted operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment, and corporate allocations for general and administrative support.  Amortization of acquired intangible assets (excluding completed technology), restructuring and other charges, pension settlement, in-process research and development, and other unallocated corporate expenses are excluded from the segments’ adjusted operating income (loss). Please refer to Note 20, "Segment and Geographic Information" to the Company’s consolidated financial statements included in the 2018 Annual Report on Form 10‑K for further information on the operating segments’ description and accounting policies.

In conjunction with the acquisition of GENEWIZ during the quarter ended December 31, 2018, the Company reassessed Brooks segment reporting structure and determined that GENEWIZ represents a separate operating segment based on ASC 280. As permitted by ASC 280 Segment Reporting, the Company assessed and elected to aggregate the Sample Management operating segment with the GENEWIZ operating segment as a single reportable segment titled Brooks Life Sciences.  We have aggregated the two operating segments as one reporting segment based on similarities in long-term forecasted economic characteristics, particularly adjusted operating income, similarity in services they offer, the customers they serve, the nature of their service delivery models, and their regulatory environments.  The Company believes that the aggregated presentation is more useful to investors and other financial users. Management formally assesses the long-term financial outlook of its operating segments on an annual basis as part of its strategic planning process and more frequently on an informal basis. The customer bases of the operating segments overlap, serving life science and bioscience customers in the pharmaceutical, bio-technology, academic and government institutions.  Both operating segments, provide services relating to the biological samples needed to advance non-clinical and clinical research, serving scientific and business operations functions.  In a typical customer workflow, a biological sample is collected, processed and analyzed with results interpreted and used to make scientific judgements. Critical or valuable samples are then annotated and stored for many years in environments where they can be easily retrieved for additional study. The operating segments provide services across this workflow. Both operating segments services meeting standards of Good Manufacturing Practices (GMP) set forth by the U.S. Food and Drug Administration (FDA).

The following is the summary of the financial information for the Company’s operating and reportable segments for the three months ended December 31, 2018 and 2017 and balances as of December 31, 2018 and September 30, 2018 (in thousands):

	Brooks
	Semiconductor	Brooks
	Solutions Group	Life Sciences	Total

Three Months Ended December 31, 2018:
Revenue
Products	$101,801	$39,931	$141,732
Services	10,906	26,730	37,636
Segment revenue	$112,707	$66,661	$179,368
Gross profit	$45,915	$26,166	$72,081
Segment operating income	16,141	1,590	17,731
Depreciation expense	916	2,771	3,687

Three Months Ended December 31, 2017:
Revenue
Products	$83,791	$21,981	$105,772
Services	11,366	25,461	36,827
Segment revenue	$95,157	$47,442	$142,599
Gross profit	$38,494	$15,765	$54,259
Segment operating income (loss)	11,718	(1,396)	10,322
Depreciation expense	996	1,549	2,545

Assets:
December 31, 2018	$288,891	$915,944	$1,204,835
September 30, 2018	264,452	410,581	675,033

The following is a reconciliation of the Company’s operating and reportable segments’ operating income and segment assets to the corresponding amounts presented in the accompanying unaudited Consolidated Statements of Operations for the three months ended December 31, 2018 and 2017 and Consolidated Balance Sheets as of December 31, 2018 and September 30, 2018 (in thousands):

	Three Months Ended
	December 31,
	2018	2017
Segment operating income	$17,731	$10,322
Amortization of acquired intangible assets	5,768	4,588
Restructuring charges	59	—
Other unallocated corporate expenses	6,571	809
Total operating income	$5,333	$4,925

	December 31,	September 30,
	2018	2018
Segment assets	$1,204,835	$675,033
Cash, cash equivalents and marketable securities	138,308	251,226
Deferred tax assets	23,287	43,798
Assets held for sale	130,301	125,200
Total assets	$1,496,731	$1,095,257

15. Significant Customers

The Company had no customer that accounted for 10% or more of its consolidated revenue, during each of the three months ended December 31, 2018 and 2017. As of December 31, 2018 and September 30, 2018, the Company had no customers that accounted for 10% or more of the Company’s total receivables.

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

16. Commitments and Contingencies

Letters of Credit

As of December 31, 2018, the Company had approximately $1.3 million of letters of credit outstanding related primarily to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from our customers in the event that the product is not delivered, or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if the Company fails to meet certain contractual requirements. None of these obligations were called during the three months ended December 31, 2018, and the Company currently does not anticipate any of these obligations to be called in the near future.

Purchase Commitments

The Company had non-cancellable contracts and purchase orders for inventory of $95.9 million as of December 31, 2018.

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

17. Subsequent Events

      Dividend

On January 30, 2019, the Company’s Board of Directors declared a cash dividend of $0.10 per share payable on March 22, 2019 to common stockholders of record as of March 1, 2019. Dividends are declared at the discretion of the Company’s Board of Directors and depend on the Company’s actual cash flows from operations, its financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes principal factors affecting the results of our operations, financial condition and liquidity as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our MD&A is organized as follows:

•

Overview. This section provides a general description of our business and operating segments as well as a brief discussion and overall analysis of our business and financial performance, including key developments affecting the Company during the three months ended December 31, 2018 and 2017.

•

Critical Accounting Policies and Estimates. This section discusses accounting policies and estimates that require us to exercise subjective or complex judgments in their application. We believe these accounting policies and estimates are important to understanding the assumptions and judgments incorporated in our reported financial results.

•	Results of Operations. This section provides an analysis of our financial results for the three months ended December 31, 2018 compared to the three months ended December 31, 2017.
•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and changes in cash flows as well as a discussion of available borrowings and contractual commitments.

You should read the MD&A in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, the MD&A contains forward-looking statements that involve risks and uncertainties. You should read “Information Related to Forward-Looking Statements” below for a discussion of important factors that could cause our actual results to differ materially from our expectations.

In the fourth quarter of fiscal year 2018, we entered into a definitive agreement to sell our semiconductor cryogenics business to Edwards Vacuum LLC (a member of the Atlas Copco Group) for approximately $675.0 million in cash subject to customary adjustments.  We originally acquired the cryogenics business in 2005 as part of the acquisition of Helix Technology Corporation.  The closing of our sale of the cryogenics business is subject to various closing conditions and regulatory approvals.  As part of this sale, we will transfer our intellectual property, or IP, for our cryogenics pump products, but not our IP related to our semiconductor automation or life sciences businesses.  The semiconductor cryogenics business has been classified as discontinued operations and, unless otherwise noted, the description of our business and the results of operations in this MD&A relates solely to our continuing operations and does not include the operations of our semiconductor cryogenics business.

Information Related to Forward-Looking Statements

This Quarterly Report on Form 10‑Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “likely” or similar statements or variations of such terms. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, margins, costs, earnings, profitability, product development, demand, acceptance and market share, competitiveness, market opportunities and performance, levels of research and development, the success of our marketing, sales and service efforts, outsourced activities, operating expenses, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customers’ success, tax expenses, our management’s plans and objectives for our current and future operations and business focus, the expected benefits and other statements relating to our divestures and acquisitions, our adoption of the newly issued accounting guidance, the levels of customer spending, general economic conditions, the sufficiency of financial resources to support future operations, capital expenditures and future acquisitions, divestitures and other strategic transactions. Such statements are based on current expectations and involve risks, uncertainties and other factors which may cause the actual results, our performance or our achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the Risk Factors which are set forth in our Annual Report on Form 10‑K for the fiscal year ended September 30, 2018, or the 2018 Annual Report on Form 10-K and which are incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this Quarterly Report on Form 10‑Q or to reflect the occurrence or effect of anticipated or unanticipated events. Precautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10‑Q. Any additional precautionary statements made in our 2018 Annual Report on Form 10‑K should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10‑Q.

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

In the semiconductor capital equipment market, equipment productivity and availability are critical factors for our customers, who typically operate equipment under demanding temperature and/or pressure environments. We are a leader in wafer automation and contamination controls solutions and services that are designed to improve throughput, yield, and cost of ownership of tools in semiconductor fabs. Our product offerings include vacuum and atmospheric robots, turnkey vacuum and atmospheric wafer handling systems, as well as wafer carrier cleaning and reticle storage systems. We also capture the complete life cycle of value through our global service network of expert application and field engineers who are located close to our customers. Our services include rapid refurbishment of robots to stringent specifications, upgrades to improve equipment productivity, and proactive monitoring and diagnostics for predictive risk management and improved up-time of the installed base. Although the demand for semiconductors and semiconductor manufacturing equipment is cyclical resulting in periodic expansions and contractions, we expect the semiconductor equipment market to remain one of our principal markets as we continue making investments to maintain and grow our semiconductor product and service offerings. A majority of our research and development spending advances our current product lines and drives innovations for new product offerings. We invest in research and development initiatives within the Brooks Semiconductor Solutions Group segment to maintain continued leadership position in the markets we serve. We have recently launched our newest Vacuum Automation platform, MagnaTran LEAP™, for the rapidly emerging advanced technologies related to manufacturing 10 nanometer design rule semiconductor chips. MagnaTran LEAP™ is well positioned to deliver clean, accurate and fast wafer transport available for the fast-growing Deposition and Etch markets. In addition, we expect to continue to support and expand our technology and product offerings for the semiconductor market through acquisitions. In fiscal year 2018, we acquired Tec-Sem Group AG, or Tec-Sem, a Switzerland-based provider of semiconductor fabrication automation equipment with a focus on reticle management. The acquisition is enhances our contamination controls solutions offerings.

In the life sciences sample-based services market, we utilize our core competencies and capabilities in automation and cryogenics to provide comprehensive bio-sample management solutions to a broad range of end markets within the life sciences industry. Our offerings include automated ultra-cold storage freezers, consumable sample storage containers, instruments which assist in the workflow of sample management, on-site and off-site full sample management services, gene sequencing services and gene synthesis services. We expect the life sciences sample management market to remain one of our principal markets for our product and service offerings and provide favorable opportunities for the growth of our overall business. Over the past several years, we have acquired and developed essential capabilities required to strategically address the sample management needs across multiple end markets within the life sciences industry. In October 2017, we acquired all of the outstanding capital stock of 4titude Limited, or 4titude, a U.K.-based manufacturer of scientific consumables for biological sample materials used in a variety of genomic and DNA analytical applications. The acquisition has expanded our existing offerings of consumables and instruments within the Brooks Life Sciences segment. In April 2018, we acquired BioSpeciMan Corporation, or BioSpeciMan, a Canadian provider of storage services for biological sample materials. The acquisition has expanded customer relationships and geographic reach within our growing sample management storage services business. On November 15, 2018, we acquired GENEWIZ Group, or GENEWIZ, a leading global genomics service provider headquartered in South Plainfield, New Jersey.  GENEWIZ is a global leader in genomics services that enable research scientists to advance their discoveries within the pharmaceutical, academic, biotechnology, agriculture and other markets.  GENEWIZ provides gene sequencing and synthesis services for more than 4,000 institutional customers worldwide supported by their global network of laboratories spanning the United States, China, Japan, Germany and the United Kingdom.  This transaction will add a new and innovative platform which we expect to leverage, along with our core capabilities, to add even more value to samples under our care. GENEWIZ is reported within the Brooks Life Sciences segment. Please refer to Note 5, “Acquisitions” in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10‑Q for further information on these transactions.  Since entering the life sciences industry, we have also strengthened and broadened our product portfolio and market reach by investing in internal product development and sales and marketing infrastructure. We expect to continue investing in research and development and making strategic acquisitions and other investments with the objective of expanding our offerings in the life sciences sample management market.

Business and Financial Performance

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

Results of Operations- Revenue for the three months ended December 31, 2018 increased to $179.4 million, or by 26%, as compared to the corresponding period of the prior fiscal year. Gross margin was 40.2% for the three months ended December 31, 2018 as compared to 38.1% for the corresponding period of the prior fiscal year, which resulted in an increase in gross profit of $17.8 million in the first quarter of fiscal year 2019 as compared to the corresponding period of the fiscal year 2018. Operating expenses were $66.7 million during the three months ended December 31, 2018 as compared to $49.3 million during the corresponding period of the prior fiscal year, an increase of $17.4 million. Operating income was $5.3 million during the first quarter of fiscal year 2018 as compared to $4.9 million for the corresponding period of the prior fiscal year. Income from continuing operations was $6.3 million for the first quarter of fiscal year 2019 as compared to $1.6 million for the corresponding period of the prior fiscal year. The increase of $4.6 million was primarily attributable to an increase in the tax benefit of $5.2 million compared to the corresponding period of the prior fiscal year.

December 31, 2018 Compared to September 30, 2018

Cash Flows and Liquidity- Cash, cash equivalents and marketable securities were $138.3 million at December 31, 2018 as compared to $251.2 million at September 30, 2018. The decrease in cash and cash equivalents and marketable securities of $112.9 million was primarily attributable to net cash outflows of  $445.2 million to acquire GENEWIZ, cash dividends paid of $7.2 million and capital expenditures of $3.6 million, partially offset by cash inflows from proceeds received from the amendment to our existing term loan of $340.5 million, proceeds from the sales and maturities of marketable securities of $51.5 million and net cash inflows from operating activities of $6.3 million. The $6.3 million of cash generated from operating activities during the first quarter of fiscal year 2019 was comprised primarily of earnings of $21.5 million, including net income of $14.4 million and the impact of non-cash related charges of $7.1 million, partially offset by uses of cash of $15.2 million related to the changes in our operating assets and liabilities, net of acquisitions. Please refer to the "Liquidity and Capital Resources" section below for a detailed discussion of our liquidity and changes in cash flows for the first quarter of fiscal year 2019 compared to the corresponding period of the prior fiscal year.

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

For further information with regard to our significant accounting policies and estimates, please refer to Note 2, "Summary of Significant Accounting Policies" in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10‑Q and in the Notes to our audited consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in our 2018 Annual Report on Form 10‑K.

Recently Issued Accounting Pronouncements

For a summary of recently issued accounting pronouncements applicable to our unaudited consolidated financial statements, please refer to Note 2, "Summary of Significant Accounting Policies" in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10‑Q.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

Revenue

We reported revenue of $179.4 million for the three months ended December 31, 2018, compared to $142.6 million for the corresponding period of the prior fiscal year, an increase of $36.8 million, or 26%. We reported revenue growth in both the Brooks Semiconductor Solutions Group segment and the Brooks Life Sciences segment. In the first quarter of fiscal 2019, we adopted new accounting guidance for recognizing revenue on a modified retrospective basis.  The difference in reported revenue in the first quarter of fiscal year 2019 due to the adoption of the standard was a net decrease of $0.4 million.

Our Brooks Semiconductor Solutions Group segment reported revenue of $112.7 million for the three months ended December 31, 2018 compared to $95.2 million for the corresponding period of the prior fiscal year, an increase of $17.5 million, or 18%. The increase was primarily driven by increases in sales of system automation products, semiconductor services and contamination control systems, partially offset by a decline in sales of robotic automation products. Additionally, the acquisition of Tec-Sem contributed incremental revenue of $9.3 million during the first quarter of fiscal year 2019. The semiconductor markets are cyclical and may fluctuate significantly from quarter to quarter. Demand for our Brooks Semiconductor Solution Group products is affected by these cycles. The difference in reported revenue in the first quarter of fiscal year 2019 due to the adoption of the new revenue recognition standard was a net increase of $0.4 million.

Our Brooks Life Sciences segment reported revenue of $66.7 million for the three months ended December 31, 2018 compared to $47.4 million for the corresponding period of the prior fiscal year. The increase of $19.2 million, or 41%, was from internal growth of $2.6 million, principally in sample storage services, automated storage systems and related services and sample management services. Additionally, the acquisitions of BioSpeciMan and GENEWIZ contributed incremental revenue of $16.6 million in the first quarter of fiscal year 2019. The difference in reported revenue in the first quarter of fiscal year 2019 due to the adoption of the new revenue recognition standard was a net decrease of $0.8 million.

Revenue generated outside the United States was $110.5 million, or 62% of total revenue, for the three months ended December 31, 2018 compared to $90.7 million, or 64% of total revenue, for the corresponding period of the prior fiscal year. We had no customers that accounted for 10% or more of our consolidated revenue for each of the three months ended December 31, 2018 and 2017.

Gross Margin

We reported gross margins of 40.2% for the three months ended December 31, 2018 compared to 38.1% for the corresponding period of the prior fiscal year. Gross margin increased in the Brooks Semiconductor Solutions Group segment by 0.3 percentage points and in the Brooks Life Sciences segment by 6.0 percentage points in the 2019 period over the 2018 period. Cost of revenue for the three months ended December 31, 2018 included $2.0 million of charges for amortization related to completed technology as compared to $0.9 million during the corresponding period of the prior fiscal year. Cost of revenue for the three months ended December 31, 2018 also included $0.2 million of charges related to the inventory step-up in purchase accounting, as compared to $1.2 million during the corresponding period of the prior fiscal year. Excluding the purchasing accounting impact related to inventory step-up and the amortization of completed technology, gross margins expanded 1.9 percentage points during the three months ended December 31, 2018 as compared to the corresponding period of the prior fiscal year.  The difference in reported gross margin in the first quarter of fiscal year 2019 due to the adoption of the new revenue recognition standard was a net increase in gross profit of $0.1 million.

Our Brooks Semiconductor Solutions Group segment reported gross margins of 40.7% for the three months ended December 31, 2018 as compared to 40.5% for the corresponding period of the prior fiscal year. The increase is driven by volume leverage of fixed costs partially offset by higher warranty expense. Cost of revenue for the three months ended December 31, 2018 included $0.9 million of charges for amortization related to completed technology as compared to $0.5 million incurred during the corresponding period of the prior fiscal year. The results for the three months ended December 31, 2018 included $0.2 million of charges related to the inventory step-up in purchase accounting.  There were no such charges during the corresponding period of the prior fiscal year.  Excluding the purchase accounting impact and the amortization of completed technology, margins expanded 0.7 percentage points during the three months ended December 31, 2018 as compared to the corresponding period of the prior fiscal year. The difference in reported gross margin in the first quarter of fiscal year 2019 due to the adoption of the new revenue recognition standard was a net increase in gross profit of $0.4 million.

Our Brooks Life Sciences segment reported gross margins of 39.3% for the three months ended December 31, 2018 as compared to 33.2% for the corresponding period of the prior fiscal year. The increase was a result of volume leverage of fixed costs, the impact of higher margins of recent acquisitions, and improved margins on consumables and instruments, as well as sample management services.  Cost of revenue for the three months ended December 31, 2018 included $1.1 million of charges for amortization related to completed technology as compared to $0.4 million incurred during the corresponding period of the prior fiscal year. Cost of revenue for the three months ended December 31, 2017 also included $1.2 million of charges related to the inventory step-up in purchase accounting.  There were no such charges during the current period. Excluding the purchasing accounting impact and the amortization of completed technology, margins increased 4.4 percentage points for the three months ended December 31, 2018 as compared to the corresponding period of the prior fiscal year. The difference in reported gross margin in the first quarter of fiscal year 2019 due to the adoption of the new revenue recognition standard was a net decrease in gross profit of $0.3 million.

Research and Development

Research and development expenses were $13.1 million during the three months ended December 31, 2018 as compared to $11.4 million during the corresponding period of the prior fiscal year. The increase of $1.7 million during the first quarter of fiscal year 2019 as compared to the first quarter of fiscal year 2018 reflects greater investments in the 2019 period of $1.0 million within the Brooks Semiconductor Solutions Group segment and $0.8 million within the Brooks Life Sciences segment. Higher research and development expenses during the three months ended December 31, 2018 as compared to the same period of prior fiscal year were primarily attributable new acquisitions and higher employee related costs.

Selling, General and Administrative

Selling, general and administrative expenses were $53.5 million during the three months ended December 31, 2018 as compared to $37.9 million during the corresponding period of the prior fiscal year. The increase of $15.6 million during the three months ended December 31, 2018 compared to the corresponding period of the prior fiscal year was primarily attributable to: (i) higher merger-related costs (ii) higher operating expenses related to the acquisitions of GENEWIZ, Tec-Sem and BioSpeciMan (iii) higher employee-related costs resulting from hiring additional personnel to support the growth of our business (iv) higher amortization costs due to intangible assets acquired related to GENEWIZ, Tec-Sem and BioSpeciMan, and (v) higher professional services costs.

Amortization expense related primarily to customer relationships was $5.8 million during the three months ended December 31, 2018 as compared to $4.6 million during the corresponding period of the prior fiscal year. Merger-related costs were $6.4 million during the three months ended December 31, 2018 as compared to $0.6 million during the corresponding period of the prior fiscal year.

Restructuring Charges

Restructuring charges were nominal during the three months ended December 31, 2018.  There were no restructuring charges during the three months ended December 31, 2017.

Non-Operating Income (Expenses)

Interest income- During the three months ended December 31, 2018 and 2017, we recorded interest income of $0.4 million and $0.1 million, respectively, which represented income earned on our marketable securities.

Interest expense- During the three months ended December 31, 2018 and 2017, we recorded interest expense of $5.3 million and $2.2 million, respectively.  The increase in interest expense is due to interest on the $350.0 million incremental term loan secured in the first quarter of fiscal year 2019 used to pay a portion of the purchase price for our acquisition of GENEWIZ.

Other expenses, net- During the three months ended December 31, 2018 and 2017 we recorded other expenses, net of less than $0.1 million and $1.9 million, respectively. The $1.9 million decrease was primarily attributable to higher foreign currency exchange losses of $2.0 million recognized during the three months ended December 31, 2017 as compared to the current year period.

Income Tax Provision

We recorded an income tax benefit of $5.8 million for the three months ended December 31, 2018 and an income tax benefit of $0.7 million for the three months ended December 31, 2017. The tax benefit for the three months ended December 31, 2018 was primarily driven by discrete benefits related to stock compensation windfalls of $3.7 million for tax deductions that exceeded the associated compensation expense, $1.4 million of tax benefits related to the remeasurement of net U.S. deferred tax assets due to state tax rate changes, and a $1.1 million transition tax reduction. These discrete benefits were slightly offset by the tax provision on foreign earnings during the period.

The tax benefit for the three months ended December 31, 2017 was primarily driven by discrete benefits related to the reduction of reserves for unrecognized tax benefits of $0.3 million and $0.7 million of tax benefits related to the remeasurement of net U.S. deferred tax liabilities at the reduced 21 percent federal income tax rate. These discrete benefits were slightly offset by the tax provision on foreign earnings during the period.

During 2018, the Internal Revenue Service issued proposed regulations on the federal toll charge and various other aspects of the Tax Cuts and Jobs Act. We finalized our analysis of the toll charge and related liabilities, including uncertain tax positions, during the three months ended December 31, 2018 pursuant to U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 118.  As a result of the new guidance issued and additional work to complete the calculation of our federal toll charge, we reduced our provisional accrual for federal, state and foreign taxes by net $1.1 million during the three months ended December 31, 2018. In addition, we also assessed our uncertain tax positions related to these taxes and accrued income and determined no tax reserves were required.

We evaluate the realizability of our deferred tax assets by tax-paying component and assess the need for a valuation allowance on an annual and quarterly basis. We evaluate the profitability of each tax-paying component on a historic cumulative basis and a forward-looking basis in the course of performing this analysis. We evaluated all positive and negative evidence in concluding it was appropriate to release the majority of valuation allowance against U.S. net deferred tax assets during fiscal year 2018. The remaining portion of our U.S. valuation allowance is related to the realizability of certain state tax credits and net operating loss carry-forwards. We continue to maintain valuation allowances against net deferred tax assets in certain foreign tax-paying components as of December 31, 2018.

During the three months ended December 31, 2018, we recorded $37.4 million of deferred tax liabilities in purchase accounting in connection with the acquisition of GENEWIZ. Also, as a result of the acquisition, we recorded a $13.4 million reserve in purchase accounting for unrecognized tax benefits related to uncertain tax positions taken by GENEWIZ in prior years.

As of December 31, 2018, we have evaluated all relevant information related to U.S. tax reform under the allowable period pursuant to SEC Staff Accounting Bulletin No. 118 and have decided to maintain our indefinite reinvestment assertion. Based on this we have not provided income taxes on the outside basis differences of our foreign subsidiaries. We continue to expect our foreign earnings to be reinvested in foreign operations and acquisitions. We have not accrued foreign withholding tax costs on unremitted earnings.

We maintain liabilities for uncertain tax positions. These liabilities involve judgment and estimation and are monitored based on the best information available. We recognize interest related to unrecognized benefits as a component of the income tax benefit, of which $0.1 million was recognized during the three months ended December 31, 2018. During the three months ended December 31, 2017 the statute of limitations lapsed on an uncertain tax positions in a foreign jurisdiction which resulted in a $0.3 million reduction in the gross unrecognized tax benefits that impacted the effective tax rate.

We are subject to U.S. federal income tax and state, local and international income taxes in various jurisdictions. The amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file tax returns. In the normal course of business, we are subject to income tax audits in various global jurisdictions in which we operate. The years subject to examination vary for the U.S. and international jurisdictions, with the earliest tax year being 2011. Based on the outcome of these examinations or the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in our unaudited Consolidated Balance Sheets. We currently anticipate that it is reasonably possible that the unrecognized tax benefits will be reduced by approximately $0.1 million within the next twelve months.

Discontinued Operations

We incurred revenue and net income from discontinued operations of $39.3 million and $8.1 million, respectively for the three months ended December 31, 2018 related to our semiconductor cryogenics business as compared to $46.7 million and $14.9 million, respectively for the three months ended December 31, 2017. The net income is inclusive of income from the Ulvac Cryogenics, Inc. joint venture in 2018 and 2017.   The income from discontinued operations only

includes direct operating expenses incurred that (1) are clearly identifiable as costs being disposed of upon completion of the sale and (2) will not be continued by the Company on an ongoing basis.  Indirect expenses which supported the Cryogenics business, and which will remain as part of the continuing operations, are not reflected in income from discontinued operations.

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

Overview of Cash Flows and Liquidity

Our cash, cash equivalents and marketable securities as of December 31, 2018 and September 30, 2018 consist of the following (in thousands):

	December 31, 2018	September 30, 2018
Cash and cash equivalents	$135,791	$197,708
Short-term marketable securities	28	46,281
Long-term marketable securities	2,489	7,237
	$138,308	$251,226

Our cash balances are held in numerous locations throughout the world. As of December 31, 2018, we had cash and cash equivalents of $135.8 million, of which $99.1 million was held outside of the United States. If these funds are needed for the U.S. operations, we would need to repatriate these funds. As a result of recent changes in U.S. tax legislation, any repatriation in the future would likely not result in further U.S. federal income tax. Our intent is to permanently reinvest these funds outside of the U.S. and our current operating plans do not demonstrate a need to repatriate these funds for our U.S. operations. At December 31, 2018 and September 30, 2018, we had marketable securities of $2.5 million and $53.5 million, respectively. Our marketable securities are generally readily convertible to cash without an adverse impact.

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

Overview

Cash and cash equivalents and marketable securities were $138.3 million at December 31, 2018 as compared to $251.2 million at September 30, 2018. The decrease in cash and cash equivalents and marketable securities of $112.9 million was primarily attributable to net cash outflows of  $445.2 million to acquire GENEWIZ, cash dividends paid of $7.2 million and capital expenditures of $3.6 million, partially offset by cash inflows from proceeds received from the incremental amendment to our existing term loan of $340.5 million, proceeds from the sales and maturities of marketable securities of $51.5 million and net cash inflows from operating activities of $6.3 million during the three months ended December 31, 2018.

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as earnings, working capital needs and the timing of payments for income taxes, restructuring activities and other operating charges impact reported cash flows.

Cash flows provided by operating activities were $6.3 million during the three months ended December 31, 2018, comprised primarily of earnings of $21.5 million, including net income of $14.4 million and the impact of non-cash related charges of $7.1 million. Partially offsetting these items were the uses of cash of $15.2 million related to the changes in our operating assets and liabilities. The changes in operating assets and liabilities that resulted in a use of cash consisted primarily of an increase in accounts receivable as a result of higher revenue, an increase in inventory levels to support the growth of our business and a decrease in accrued compensation and tax withholdings as a result of year-end cash incentive bonus payments. These uses of cash were partially offset by sources of cash related primarily to increases in accounts payable. Cash flows provided by operating activities were $3.2 million during the three months ended December 31, 2017 and comprised primarily of earnings of $27.1 million, including net income of $16.5 million and the impact of non-cash related charges of $10.6 million, partially offset by the use of $23.9 million related to the changes in our operating assets and liabilities.

Investing Activities

Cash flows from investing activities consist primarily of cash used for acquisitions, capital expenditures and purchases of marketable securities as well as cash proceeds generated from sales and maturities of marketable securities. Cash used in investing activities was $398.6 million during the three months ended December 31, 2018 as compared to $94.3 million during the corresponding period of the prior fiscal year. Cash used in investing activities of $398.6 million during the three months ended December 31, 2018 included cash outflow of $445.2 million for the acquisition of GENEWIZ, $3.6 million of capital expenditures, and $1.3 million for the purchases of marketable securities, partially offset by cash inflows from the proceeds of sales and maturities of marketable securities of $51.5 million. Cash used in investing activities during the three months ended December 31, 2017 included cash payments of $65.1 million for acquisitions, $26.9 million for the purchases of marketable securities and $2.7 million of capital expenditures.

Financing Activities

Cash provided by financing activities was $331.4 million during the three months ended December 31, 2018 as compared to $190.2 million during the corresponding period of the prior fiscal year. Cash provided by financing activities during the three months ended December 31, 2018 included cash inflows of $340.5 million related to proceeds from the incremental term loan secured in November 2018, partially offset by cash dividend payments of $7.2 million and $1.8 million related to principal payments of debt.  Cash provided by financing activities during the first quarter of fiscal year 2018 included cash inflows of $197.6 million related to proceeds from the term loan originated in October 2017, partially offset by cash dividend payments of $7.1 million.

Capital Resources

Senior Secured Term Loan Facility

On October 4, 2017, we entered into a $200.0 million term loan with Morgan Stanley Senior Funding, Inc., JPMorgan Chase Bank, N.A. and Wells Fargo Securities, LLC. The term loan was issued at $197.6 million, or 98.8% of its par value, resulting in a discount of $2.4 million, or 1.2%, which represented loan origination fees paid at the closing. On November 15, 2018, we entered into an incremental amendment, or the Amendment to the existing credit agreement. Under the Amendment, we obtained an incremental term loan in an aggregate principal amount of $350.0 million. The proceeds of the incremental loan were used to pay a portion of the purchase price for our acquisition of GENEWIZ acquisition. The term loan was issued at $340.5 million, or 97.3% of its par value, resulting in a discount of $9.5 million, or 2.7%, which represented financing cost of the loan. Except as provided in the Amendment, the incremental loan is subject to the same terms and conditions as set forth in the existing credit agreement. The loan principal amount may be increased by an aggregate amount equal to $75.0 million plus any voluntary repayments of the term loans plus any additional amount such that the secured leverage ratio of the Company is less than 3.00 to 1.00.

The term loans mature and becomes fully payable on October 4, 2024. Installment principal payments equal to 0.25% of the initial principal amount of the term loan are payable on the last day of each quarter, with any remaining principal amount becoming due and payable on the maturity date. During the three months ended December 31, 2018, we made principal payments of $1.8 million related to the term loan. Subject to certain conditions stated in the term loan agreement, we may redeem the term loans at any time at our option without a significant premium or penalty, except for a repricing transaction, as defined in the original term loan agreement and the Amendment. We would also be required to redeem the term loan at the principal amounts then outstanding upon the occurrence of certain events, as set forth in the original term loan agreement and the Amendment.

In connection with the GENEWIZ acquisition, we assumed three five-year term loans and two one-year term loans. At December 31, 2018, we had an aggregate outstanding principal balances of $5.3 million for these term loans.

At December 31, 2018, the aggregate outstanding principal balance of the term loans was $540.8 million, excluding unamortized deferred financing costs of $11.6 million. Borrowings under the term loan bear variable interest rates. As a result, we may experience exposure to interest rate risk due to the potential volatility associated with the variable interest rates on the term loan. If rates increase, we may be subject to higher costs of servicing the loan which could reduce our profitability and cash flows. During the three months ended December 31, 2018, the weighted average stated interest rate on the term loan was 5.0%. During the three months ended December 31, 2018, we incurred aggregate interest expense of $5.3 million on the term loan. Our debt service requirements are expected to be funded through our existing sources of liquidity and operating cash flows.

The term loan agreement and the Amendment contain certain customary representations and warranties, covenants and events of default. As of December 31, 2018, we were in compliance with all covenants and conditions under the term loan agreement.

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

As of December 31, 2018, we had approximately $47.3 million available for borrowing under the line of credit. There were no amounts outstanding pursuant to the line of credit as of December 31, 2018. The amount of funds available for borrowing under the line of credit arrangement may fluctuate each period based on our borrowing base availability. The line of credit contains certain customary representations and warranties, a financial covenant, affirmative and negative covenants, as well as events of default. We were in compliance with the line of credit covenants as of December 31, 2018. Although we believe we will be able to generate sufficient cash in the United States and foreign jurisdictions to fund future operating costs, we secured the revolving line of credit as an additional assurance for maintaining liquidity in the United States during potentially severe downturns of the cyclical semiconductor market, as well as for strategic investments and acquisitions.

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

Dividends

On January 30, 2019, the Company’s Board of Directors declared a cash dividend of $0.10 per share payable on March 22, 2019 to common stockholders of record as of March 1, 2019.  Dividends are declared at the discretion of our Board of Directors and depend on actual cash flow from operations, our financial condition, debt service and capital requirements, and any other factors our Board of Directors may consider relevant. We intend to pay quarterly cash dividends in the future; however, the amount and timing of these dividends may be impacted by the cyclical nature of certain markets we serve. We may reduce, delay or cancel a quarterly cash dividend based on the severity of a cyclical downturn.

Share Repurchase Program

On September 29, 2015, our Board of Directors approved a share repurchase program for up to $50.0 million worth of our common stock. The timing and amount of any shares repurchased will be based on market and business conditions, legal requirements and other factors and repurchases may be commenced or suspended at any time at our discretion. There were no shares repurchased under this program during the three months ended December 31, 2018.

Contractual Obligations and Requirements

Our non-cancellable inventory purchase commitments were $95.9 million at December 31, 2018.

At December 31, 2018, we had approximately $1.3 million of letters of credit outstanding related primarily to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from our customers in the event that the product is not delivered or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if we fail to meet certain contractual requirements. None of these obligations were called during the three months ended December 31, 2018, and we currently do not anticipate any of these obligations to be called in the near future.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including fluctuations in foreign currency exchange rates and changes in interest rates affecting interest payments on our term loan and investment return on our cash, cash equivalents and marketable securities.

Interest Rate Exposure

Our term loan bears variable interest rates which subjects us to interest rate risk. Our primary interest rate risk exposure results from changes in the short-term LIBOR rate, the federal funds effective rate and the prime rate. As of December 31, 2018, the weighted average stated interest rate on the term loan was 5.0%. At December 31, 2018, the outstanding term loan principal balance was $540.8 million, net of unamortized deferred financing costs of $11.6 million. During the three months ended December 31, 2018, we incurred interest expense of $5.3 million on the term loan. A hypothetical 100 basis point change in interest rates would result in a $1.1 million change in interest expense incurred during the three months ended December 31, 2018.

Our cash and cash equivalents consist principally of money market securities that are short-term in nature. At December 31, 2018, our short-term and long-term investments were $2.5 million, consisting mostly of highly rated corporate debt securities and other debt securities. At December 31, 2018, we had no securities in unrealized losses position. A hypothetical 100 basis point change in interest rates would result in insignificant increase in interest income earned during the three months ended December 31, 2018.

Currency Rate Exposure

We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were approximately 35% and 33% of our total sales, respectively, during the three months ended December 31, 2018 and 2017. These sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.

In the normal course of our business, we have liquid assets denominated in non-functional currencies which include cash, short-term advances between our legal entities and accounts receivable which are subject to foreign currency exposure. Such balances were approximately $135.3 million and $84.7 million, respectively, at December 31, 2018 and September 30, 2018, and related to the Euro, British Pound and a variety of Asian currencies. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to mitigate our exposures to currency movement. We incurred foreign currency losses of $0.1 million and $2.0 million, respectively, during the three months ended December 31, 2018 and 2017, which related to the currency fluctuation on these balances between the time the transaction occurred and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at December 31, 2018 and 2017 would result in an approximate change of $3.4 million and $0.6 million, respectively, in our net income during the three months ended December 31, 2018 and 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, and pursuant to Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, the Company’s management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures are effective.

Change in Internal Controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to revenue recognition on our financial statements to facilitate their adoption on October 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under Item 1A. Risk Factors in our 2018 Annual Report on Form 10‑K. There have been no material changes from the risk factors disclosed in our 2018 Annual Report on Form 10‑K. We may disclose changes to risk factors or additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

On September 29, 2015, our Board of Directors approved a share repurchase program for up to $50.0 million worth of our common stock. The timing and amount of any shares repurchased are based on market and business conditions, legal requirements and other factors and repurchases may be commenced or suspended at any time at our discretion. There were no shares repurchased under this program during the three months ended December 31, 2018 and there have been no shares repurchased under this program since its inception.

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

101

The following material from the Company’s Quarterly Report on Form 10‑Q, for the quarter ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets; (ii) the unaudited Consolidated Statements of Operations; (iii) the unaudited Consolidated Statements of Comprehensive Income; (iv) the unaudited Consolidated Statements of Cash Flows; and (v) the Notes to the unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

Date: February 8, 2019	/s/ Lindon G. Robertson
Lindon G. Robertson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 8, 2019	/s/ David Pietrantoni
David Pietrantoni
Vice President-Finance and Corporate Controller
(Principal Accounting Officer)