Form 10-Q
period 2019-03-31
BROOKS AUTOMATION INC
filed 2019-05-03
CIK 933974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	BRKS	The Nasdaq Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, April 29, 2019: common stock, $0.01 par value and 72,137,250 shares outstanding.

BROOKS AUTOMATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BROOKS AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	March 31,	September 30,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$137,217	$197,708
Marketable securities	47	46,281
Accounts receivable, net	163,653	125,192
Inventories	108,512	96,986
Prepaid expenses and other current assets	35,056	31,741
Current assets held for sale	65,005	66,148
Total current assets	509,490	564,056
Property, plant and equipment, net	97,939	59,988
Long-term marketable securities	2,795	7,237
Long-term deferred tax assets	28,012	43,798
Goodwill	492,526	255,876
Intangible assets, net	270,793	99,956
Other assets	23,250	5,294
Non-current assets held for sale	63,072	59,052
Total assets	$1,487,877	$1,095,257
Liabilities and Stockholders' Equity
Current liabilities
Current portion of long term debt	$8,114	$2,000
Accounts payable	56,934	55,873
Deferred revenue	31,200	25,884
Accrued warranty and retrofit costs	7,202	6,340
Accrued compensation and benefits	24,129	29,322
Accrued restructuring costs	586	659
Accrued income taxes payable	7,276	6,746
Accrued expenses and other current liabilities	36,294	30,405
Current liabilities held for sale	6,595	7,388
Total current liabilities	178,330	164,617
Long-term debt	535,384	194,071
Long-term tax reserves	15,037	1,102
Long-term deferred tax liabilities	15,978	7,135
Long-term pension liabilities	4,717	4,255
Other long-term liabilities	7,997	5,547
Non-current liabilities held for sale	523	698
Total liabilities	757,966	377,425
Commitments and contingencies (Note 16)
Stockholders' Equity
Preferred stock, $0.01 par value - 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value - 125,000,000 shares authorized, 85,593,182 shares issued and 72,131,313 shares outstanding at March 31, 2019, 84,164,130 shares issued and 70,702,261 shares outstanding at September 30, 2018	856	841
Additional paid-in capital	1,909,684	1,898,434
Accumulated other comprehensive income	11,852	13,587
Treasury stock, at cost- 13,461,869 shares	(200,956)	(200,956)
Accumulated deficit	(991,525)	(994,074)
Total stockholders' equity	729,911	717,832
Total liabilities and stockholders' equity	$1,487,877	$1,095,257

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

Revenue
Products	$128,056	$121,031	$253,430	$226,803
Services	70,334	35,921	124,327	72,748
Total revenue	198,390	156,952	377,757	299,551
Cost of revenue
Products	77,803	70,635	152,376	134,164
Services	40,071	23,931	72,785	48,742
Total cost of revenue	117,874	94,566	225,161	182,906
Gross profit	80,516	62,386	152,596	116,645
Operating expenses
Research and development	14,101	11,347	27,249	22,752
Selling, general and administrative	52,373	40,671	105,914	78,599
Restructuring charges	370	47	429	48
Total operating expenses	66,844	52,065	133,592	101,399
Operating income	13,672	10,321	19,004	15,246
Interest income	316	356	739	504
Interest expense	(8,018)	(2,196)	(13,308)	(4,377)
Loss on extinguishment of debt	(9,051)	—	(9,051)	—
Other expenses, net	(778)	(515)	(807)	(2,438)
Income (loss) before income taxes	(3,859)	7,966	(3,423)	8,935
Income tax benefit	(1,030)	(54,531)	(6,860)	(55,181)
Income (loss) from continuing operations	(2,829)	62,497	3,437	64,116
Income from discontinued operations, net of tax	6,250	4,523	14,399	19,390
Net income	$3,421	$67,020	$17,836	$83,506
Basic net income per share attributable to Brooks Automation, Inc. common stockholders:
Income (loss) from continuing operations	$(0.04)	$0.89	$0.05	$0.91
Income from discontinued operations, net of tax	0.09	0.06	0.20	0.28
Basic net income per share	$0.05	$0.95	$0.25	$1.19
Diluted net income per share attributable to Brooks Automation, Inc. common stockholders:
Income (loss) from continuing operations	$(0.04)	$0.89	$0.05	$0.90
Income from discontinued operations, net of tax	0.09	0.06	0.20	0.27
Diluted net income per share	$0.05	$0.95	$0.25	$1.18
Weighted average shares used in computing net income per share:
Basic	72,077	70,220	71,760	70,340
Diluted	72,292	70,613	72,215	70,908

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

Net income	$3,421	$67,020	$17,836	$83,506
Other comprehensive income (loss), net of tax:
Cumulative foreign currency translation adjustments	(3,513)	5,154	(1,836)	9,287
Unrealized gains (losses) on marketable securities, net of tax effects of $0 during each of the three and six months ended March 31, 2019, and $0 during each of the three and six months ended March 31, 2018	232	—	111	—
Actuarial gains (losses), net of tax effects of $0 and $3 during the three and six months ended March 31, 2019, $0 and ($2) during the three and six months ended March 31, 2018	(1)	6	(10)	(3)
Total other comprehensive income (loss), net of tax	(3,282)	5,160	(1,735)	9,284
Comprehensive income (loss)	$139	$72,180	$16,101	$92,790

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Net income	$17,836	$83,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,339	17,634
Stock-based compensation	9,717	10,129
Amortization of premium on marketable securities and deferred financing costs	556	217
Earnings of equity method investments	(3,041)	(3,602)
Loss recovery on insurance claim	—	(1,103)
Deferred income tax benefit	(12,472)	(49,156)
Loss on extinguishment of debt	9,051	—
Other gains on disposals of assets	34	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,654)	(16,949)
Inventories	(9,992)	(16,233)
Prepaid expenses and other assets	1,938	(17,248)
Accounts payable	(6,088)	14,899
Deferred revenue	5,410	(2,783)
Accrued warranty and retrofit costs	740	(16)
Accrued compensation and tax withholdings	(11,123)	(4,151)
Accrued restructuring costs	(57)	(1,336)
Proceeds from recovery on insurance claim	886	—
Accrued expenses and other liabilities	2,149	9,619
Net cash provided by operating activities	22,229	23,427
Cash flows from investing activities
Purchases of property, plant and equipment	(9,676)	(5,675)
Purchases of marketable securities	(1,290)	(49,560)
Sales of marketable securities	48,904	—
Maturities of marketable securities	2,557	100
Acquisitions, net of cash acquired	(442,704)	(64,988)
Proceeds from sales of property, plant and equipment	—	200
Net cash used in investing activities	(402,209)	(119,923)
Cash flows from financing activities
Proceeds from term loans, net of discount	686,386	197,554
Proceeds from issuance of common stock	1,548	1,395
Payment of financing costs	(687)	(318)
Principal payments on debt	(352,289)	(500)
Payment of capital lease	(487)	—
Common stock dividends paid	(14,429)	(14,125)
Net cash provided by financing activities	320,042	184,006
Effects of exchange rate changes on cash and cash equivalents	(553)	4,884
Net increase (decrease) in cash and cash equivalents	(60,491)	92,394
Cash and cash equivalents, beginning of period	197,708	101,622
Cash and cash equivalents, end of period	$137,217	$194,016
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	$1,670	$716

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

(In thousands, except share data)

		Common		Accumulated
	Common	Stock at	Additional	Other
	Stock	Par	Paid-In	Comprehensive	Accumulated	Treasury	Total
	Shares	Value	Capital	Income	Deficit	Stock	Equity
	(In thousands, except share data)
Balance September 30, 2017	83,294,848	$833	$1,874,918	$15,213	$(1,082,364)	$(200,956)	$607,644
Shares issued under restricted stock and purchase plans, net	706,877	7	1,388				1,395
Stock-based compensation			10,129				10,129
Common stock dividends declared, at $0.20 per share					(14,125)		(14,125)
Foreign currency translation adjustments				9,287			9,287
Actuarial losses, net of tax effects of ($2)				(3)			(3)
Net income					83,506		83,506
Balance March 31, 2018	84,001,725	$840	$1,886,435	$24,497	$(1,012,983)	$(200,956)	$697,833

Balance September 30, 2018	84,164,130	$841	$1,898,434	$13,587	$(994,074)	$(200,956)	$717,832
Shares issued under restricted stock and purchase plans, net	1,429,052	15	1,533				1,548
Stock-based compensation			9,717				9,717
Common stock dividends declared, at $0.20 per share					(14,428)		(14,428)
Foreign currency translation adjustments				(1,836)			(1,836)
Changes in unrealized losses on marketable securities, net of tax effects of $0				111			111
Actuarial losses, net of tax effects of $3				(10)			(10)
ASC 606 adjustment				—	(859)		(859)
Net income					17,836		17,836
Balance March 31, 2019	85,593,182	$856	$1,909,684	$11,852	$(991,525)	$(200,956)	$729,911

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

Discontinued Operations

In the fourth quarter of fiscal year 2018, the Company entered into a definitive agreement to sell its semiconductor cryogenics business to Edwards Vacuum LLC (a member of the Atlas Copco Group), (the “Disposition”). The Company determined that the cryogenics business met the “held for sale” criteria and the “discontinued operations” criteria in accordance with Financial Accounting Standard Boards (“FASB”) Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements, (“FASB ASC 205”) as of September 30, 2018. The Consolidated Balance Sheets and Consolidated Statements of Operations, and the notes to the Consolidated Financial Statements were restated for all periods presented to reflect the discontinuation of the cryogenics business, in accordance with FASB ASC 205. The discussion in the notes to these Consolidated Financial Statements, unless otherwise noted, relate solely to the Company's continuing operations.  Please refer to Note 3, “Discontinued Operations” for further information.

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

Revision of Prior Period Financial Statements

During the three months ended March 31, 2019, the Company identified a misclassification related to the presentation of the product and service revenue and the cost of product and service revenue related to GENEWIZ in the Company's Consolidated Statements of Operations for the three months ended December 31, 2018. The total revenue and cost of revenue related to GENEWIZ for the three months ended December 31, 2018 were included in the product revenue and cost of revenue line items instead of the service revenue and cost of revenue line items in the Consolidated Statements of Operations in the Form 10-Q for the quarter ended December 31, 2018.  GENEWIZ was acquired during the three months ended December 31, 2018 and therefore the misclassifiation did not impact any other historical periods.  The misclassification had no impact on total revenue or the total cost of revenue, gross profit, operating income (loss), net income (loss), as well as basic and diluted net income (loss) per share during any of the periods presented. Additionally, the misclassification had no impact on the Company's consolidated balance sheets and consolidated statements of cash flows during any of the prior periods. The Company considered the guidance in Accounting Standard Codification (ASC) Topic 250, “Accounting Changes and Error Corrections,” ASC Topic 250-10-S99-1, “Assessing Materiality,” and ASC Topic 250-10-S99-2, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" in evaluating whether the Company’s previously issued consolidated financial statements were materially misstated. The Company concluded this misclassification was not material individually or in the aggregate to the financial statements presented for the three months ended December 31, 2018, and therefore, amendments of the previously filed Form 10-Q for the three months ended December 31, 2018 was not required. The revision for this correction to the three months ended December 31, 2018 is reflected in the reported revenue and cost of revenue classification for the six months ended March 31, 2019 in this report and will be corrected in any future filings containing such financial information for the three months ended December 31, 2018.

The following table summarizes the effects of the misclassification to the three months ended December 31, 2018:

	Three Months Ended December 31, 2018
Dollars in thousands	As Previously Reported	Adjustment	As Revised
Total Company
Revenue
Products	$141,732	$(16,357)	$125,375
Service	37,636	16,357	53,993
Total Revenue	179,368	—	179,368

Cost of revenue
Products	83,481	(8,907)	74,574
Service	23,806	8,907	32,713
Total cost of revenue	$107,287	$—	$107,287

Brooks Life Science Segment
Revenue
Products	$39,931	$(16,357)	$23,574
Service	26,730	16,357	43,087
Total Revenue	$66,661	$—	$66,661

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

Foreign currency exchange losses generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other expenses, net” in the Company’s unaudited Consolidated Statements of Operations. Net foreign currency transaction and remeasurement losses totaled $0.6 million and $0.5 million, respectively, during the three months ended March 31, 2019 and 2018 and $0.6 million and $2.5 million, respectively, during the six months ended March 31, 2019 and 2018.

Derivative Instruments

The Company has transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. The Company enters into foreign exchange contracts to reduce its exposure to currency fluctuations. The forward contract arrangements that the Company enters into, typically mature in three months or less. These transactions do not qualify for hedge accounting. Net gains and losses related to these contracts are recorded as a component of "Other expenses, net" in the accompanying unaudited Consolidated Statements of Operations and are as follows for the three and six months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Realized losses on derivatives not designated as hedging instruments	$(3,831)	$(4,548)	$(854)	$(6,221)

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

As of March 31, 2019, the Company had no assets or liabilities measured and recorded at fair value on a recurring basis using Level 3 inputs.

Recently Issued Accounting Pronouncements

In March 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-01 “Leases (Topic 842) - Codification Improvements”, which makes targeted changes to lessor accounting and clarifies interim transition disclosure requirements. The targeted changes to the lessor accounting are not applicable to the Company because we are not in the industry to be targeted by the guidance. The ASU clarifies that companies are exempt from making the interim period transition disclosures required by ASC 250, Accounting Changes and Error Corrections, for the period in which a change in accounting principle is made as a result of adopting ASC 842. This interim period disclosure exemption is consistent with ASC 842, which already allowed companies to exclude the annual effect of the accounting change on income from continuing operations, net income and per-share amounts for periods post-adoption. This ASU is effective for fiscal years ending after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this ASU.

In December 2018, the Financial Accounting Standard Board (“FASB”) issued ASU 2018-20 “Leases (Topic 842): Narrow-Scope Improvements for Lessors”. The amendments create a lessor practical expedient applicable to sales and other similar taxes incurred in connection with a lease and simplify lessor accounting for lessor costs paid by the lessee. The ASU permits lessors to present sales and other similar taxes that arise from a specific leasing transaction on a net basis. It requires lessors to present lessor costs paid by the lessee directly to a third party on a net basis – regardless of whether the lessor knows, can determine or can reliably estimate those costs. It requires lessors to present lessor costs paid by the lessee to the lessor on a gross basis. It clarifies that lessors should recognize variable payments allocable to non-lease components as revenue in accordance with relevant other guidance. The effective date coincides with the effective date of the new leases standard for companies that have not early adopted. As such, this ASU is effective for fiscal years ending after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this ASU.

In August 2018, the Financial Accounting Standard Board (“FASB”) issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. The provisions may be adopted prospectively or retrospectively. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this ASU.

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

Recently Adopted Accounting Pronouncements

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

A portion of the adjustment related to the acceleration of revenue within the Brooks Semiconductor Solutions Group segment results from the change in the revenue recognition rules. Upon the adoption of ASC 606, the Company is no longer required to defer revenue in accordance with billing constraints defined in the contract with the customer. The change impacted the Company’s semiconductor contamination control solutions revenue stream as under this new guidance, the Company recognizes revenue in an amount equivalent to the transfer of control that has occurred. (Please refer to Note 13, “Revenue” for further information on when control is transferred). As a result, revenue previously deferred due to the contractual billing restraints that otherwise met the revenue recognition requirements was accelerated into the opening accumulated deficit balance resulting in an increase to accumulated deficit of $0.9 million as of October 1, 2018.

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

As the Company has adopted ASC 606 using the modified retrospective method, the standard requires disclosure of impact from adoption of the standard to each financial statement line item in the current reporting period. The impact of adoption of ASC 606 on the Company’s Consolidated Statement of Operations and Consolidated Balance sheet was as follows:

	Three Months Ended March 31, 2019
		Without adoption of	Effect of Change
	As Reported	ASC 606	Higher/(Lower)

Revenue	$198,390	$199,555	$(1,165)
Cost of revenue	117,874	118,372	(498)
Gross profit	80,516	81,183	(667)
Operating expenses	66,844	66,651	193
Operating income	$13,672	$14,532	$(860)

	Six Months Ended March 31, 2019
		Without adoption of	Effect of Change
	As Reported	ASC 606	Higher/(Lower)

Revenue	$377,757	$379,323	$(1,566)
Cost of revenue	225,161	226,171	(1,010)
Gross profit	152,596	153,152	(556)
Operating expenses	133,592	133,195	397
Operating income	$19,004	$19,957	$(953)

	March 31, 2019
		Without adoption of	Effect of Change
	As Reported	ASC 606	Higher/(Lower)
Prepaid expenses and other current assets	$35,056	$31,141	$3,915

Other assets	23,250	22,163	1,087

Deferred revenue	31,200	28,328	2,872

Accumulated deficit	(991,525)	(993,655)	2,130

The difference between the reported results and the results without the adoption of ASC 606 was primarily driven from the elimination of revenue constraints due to billing limitations that resulted in acceleration of revenue within the Brooks Semiconductor Solutions Group segment and the deferral of fees associated with the registration of biological samples within the Brooks Life Science segment. Amortization of costs to obtain a contract capitalized through the cumulative effect adjustment described above have resulted in additional expense in the current period under ASC 606. Except as disclosed above, the adoption of ASC 606 did not have a significant impact on the Company’s Consolidated Statement of Operations for the three and six months ended March 31, 2019 and Consolidated Balance Sheet as of March 31, 2019.

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

The following table presents the financial results of discontinued operations (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Revenue
Products	$23,895	$39,460	$52,681	$75,872
Services	11,759	10,848	22,297	21,165
Total revenue	35,654	50,308	74,978	97,037
Cost of revenue
Products	15,182	22,499	31,698	43,147
Services	6,678	5,510	12,727	10,635
Total cost of revenue	21,860	28,009	44,425	53,782
Gross profit	13,794	22,299	30,553	43,255
Operating expenses
Research and development	2,168	1,620	4,326	3,414
Selling, general and administrative	4,993	7,180	12,196	10,427
Restructuring charges	-	2	-	2
Total operating expenses	7,161	8,802	16,522	13,843
Operating income	6,633	13,497	14,031	29,412
Other income, net	278	255	567	527
Income before income taxes and earnings of equity method investment	6,911	13,752	14,598	29,939
Income tax provision	1,930	10,651	3,240	14,151
Income before equity in earnings of equity method investment	4,981	3,101	11,358	15,788
Equity in earnings of equity method investment	1,269	1,422	3,041	3,602
Net income	$6,250	$4,523	$14,399	$19,390

The table above reflects revenue for the three and six months ended March 31, 2019 in accordance with ASC 606, while results for the three and six months ended March 31, 2018 have not been restated and are reported in accordance with the governing revenue recognition standards applicable to that period. Results for the three and six months ended March 31, 2019 were not significantly impacted by the adoption of ASC 606.

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

The following table presents the summarized financial information for Ulvac Cryogenics, Inc., the unconsolidated subsidiaries accounted for based on the equity method (in thousands):

	March 31,	September 30,
	2019	2018
Balance Sheets:
Current assets	$70,071	$69,302
Non-current assets	21,409	21,338
Current liabilities	27,168	26,006
Non-current liabilities	8,227	8,397

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Statements of Operations:
Total revenue	$22,756	$23,106	$45,050	$45,979
Gross profit	8,305	8,879	17,241	18,112
Operating Income	4,078	4,690	9,214	10,046
Net income	2,602	2,738	6,108	7,052

The following table presents the significant non-cash items and capital expenditures for the discontinued operations that are included in the Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Depreciation and amortization	$-	$196	$-	$391
Capital expenditures	99	46	407	72
Stock-based compensation	129	246	420	492
Earnings of equity method investment	(1,269)	(1,422)	(3,041)	(3,602)

The carrying value of the assets and liabilities of the discontinued operations on the Consolidated Balance Sheet as of March 31, 2019 and September 30, 2018 were as follows (in thousands).  Balances as of March 31, 2019 are presented under ASC 606, while balances as of September 30, 2018 have not been restated and are reported in accordance with the governing revenue recognition standards applicable to that period. The carrying value of the assets and liabilities associated with discontinued operations as of March 31, 2019 was not significantly impacted by the adoption of ASC 606:

	March 31,	September 30,
	2019	2018
Assets
Accounts receivable, net	$25,675	$27,852
Inventories	39,280	37,953
Other current assets	50	343
Total current assets of discontinued operation	$65,005	$66,148

Property, plant and equipment, net	$1,499	$1,081
Goodwill	26,485	26,485
Intangibles, net	15	14
Equity method investment	35,055	31,472
Other assets	18	-
Total long-term assets of discontinued operation	$63,072	$59,052

Liabilities
Deferred revenue	$1,082	$1,052
Accrued warranty and retrofit costs	2,303	2,464
Accrued compensation and benefits	2,839	3,648
Other current liabilities	371	224
Total current liabilities of discontinued operation	$6,595	$7,388

Long-term liabilities of discontinued operation	$523	$698

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

Unrealized gains and losses are excluded from earnings and reported as a separate component of accumulated other comprehensive income until the security is sold or matures. Gains or losses realized from sales of marketable securities are computed based on the specific identification method and recognized as a component of "Other expenses, net" in the accompanying unaudited Consolidated Statements of Operations. There were no sales of marketable securities during the three months ended March 31, 2019 and 2018. There were no sales of marketable securities during the six months ended March 31, 2018. During the six months ended March 31, 2019, the Company sold marketable securities with a fair value and amortized cost of $49.4 million and $49.5 million, respectively, and recognized net losses of $0.1 million. As a result, during this period, the Company collected cash proceeds of $48.9 million from the sale of marketable securities and reclassified net unrealized holding losses of $0.1 million from accumulated other comprehensive income into "Other expenses, net" in the accompanying unaudited Consolidated Statements of Operations as a result of these transactions.

The following is a summary of the amortized cost and the fair value, including accrued interest receivable and unrealized holding gains (losses) on the short-term and long-term marketable securities as of March 31, 2019 and September 30, 2018 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
March 31, 2019:
Bank certificates of deposits	$2	$—	$—	$2
Corporate securities	2,795	—	—	2,795
Other debt securities	45			45
	$2,842	$—	$—	$2,842
September 30, 2018:
U.S. Treasury securities and obligations of U.S. government agencies	$30,142	$(65)	$—	$30,077
Bank certificates of deposits	5,148	—	1	5,149
Corporate securities	14,763	(30)	—	14,733
Municipal securities	2,797	(17)	—	2,780
Other debt securities	779	—	—	779
	$53,629	$(112)	$1	$53,518

The fair values of the marketable securities by contractual maturities at March 31, 2019 are presented below (in thousands):

Fair Value
Due in one year or less	$47
Due after one year through five years	—
Due after five years through ten years	—
Due after ten years	2,795
Total marketable securities	$2,842

Expected maturities could differ from contractual maturities because the security issuers may have the right to prepay obligations without prepayment penalties.

The Company reviews the marketable securities for impairment at each reporting period to determine if any of the securities have experienced an other-than-temporary decline in fair value. The Company considers factors, such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of its amortized cost basis. If the Company believes that an other-than-temporary decline in fair value has occurred, it writes down the investment to its fair value and recognizes the credit loss in earnings and the non-credit loss in accumulated other comprehensive income or loss. There were no securities in an unrealized loss position as of March 31, 2019. The aggregate fair value of the marketable securities in an unrealized loss position was $43.0 million as of September 30, 2018. Aggregate unrealized losses for these securities were insignificant as of September 30, 2018 and are presented in the table above. As of September 30, 2018, marketable securities in an unrealized loss position were comprised primarily of U.S. Treasury securities, corporate securities, and municipal securities. The securities in an unrealized loss position as of September 30, 2018 were not considered other-than-temporarily impaired and, as such, the Company did not recognize impairment losses during the period then ended. The unrealized losses were attributable to changes in interest rates that impacted the value of the investments.

Cash equivalents of less than $0.1 million and $50.6 million, respectively, at March 31, 2019 and September 30, 2018 consist of money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of less than $0.1 million at March 31, 2019 consist primarily of bank certificates of deposits with original maturities of less than 90 days and are classified within Level 2 of the fair value hierarchy because they are not actively traded.

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

The total cash purchase price for the acquisition was $442.7 million, net of cash acquired, which included a working capital settlement of $0.4M. The Company used the proceeds of the incremental loan described in Note 8, “Debt” to pay a portion of the purchase price.

On the acquisition date, the Company paid $32.3 million to escrow accounts related to the satisfaction of the seller's indemnification obligations with respect to their representations and warranties and other indemnities.  The Company also retained an amount equal to $1.5 million as collateral for any adjustment shortfall based on the final merger consideration calculation.  During the three months ended March 31, 2019, the final merger consideration was calculated to be $4.0 million less than the merger consideration paid at closing. To satisfy the shortfall, the Company reversed the $1.5 million liability associated with the holdback, received approval from the former shareholders to retain $0.7 million of funds the Company received on their behalf, and collected $1.8 million from the escrow accounts.

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

Fair Value of
Assets and
Liabilities
Accounts receivable, net	$26,952
Inventories	4,370
Prepaid expenses and other current assets	11,210
Property, plant and equipment, net	36,379
Goodwill	236,845
Intangible assets, net	188,524
Other assets	16,673
Current portion of long-term debt	(3,170)
Accounts payable	(6,522)
Deferred revenue	(67)
Accrued compensation and benefits	(5,145)
Other current liabilities	(7,446)
Long-term debt	(2,482)
Long-term tax reserves	(13,400)
Long-term deferred tax liabilities	(37,415)
Other long-term liabilities	(2,602)
Total purchase price, net of cash acquired	$442,704

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

Goodwill of $236.8 million largely reflects the potential synergies and expansion of the Company’s core technologies and offerings in the Life Sciences business. The goodwill from this acquisition is reported within the Brooks Life Sciences segment and is not tax deductible. During the three months ended March 31, 2019, a $0.3 million measurement period adjustment was recorded related to the working capital settlement which increased goodwill.

During the three months ended March 31, 2019, the Company made a measurement period adjustment in the amount of $0.7 million to Prepaid expenses and other current assets and $0.7 million to Accrued expenses and other current liabilities.  The adjustments had no impact on goodwill.

The revenues and net loss from GENEWIZ recognized in the Company's consolidated results of operations were $32.8 million and $0.3 million, respectively for the three months ended March 31, 2019. The revenues and net income from GENEWIZ recognized in the Company’s consolidated results of operations were $49.3 million and $0.5 million, respectively for the reporting period since acquisition. During the three months ended March 31, 2019, and the period since acquisition, net income included $3.2 million and $4.8 million, respectively, related to amortization expense of acquired intangible assets. The Company incurred $3.8 million in transaction costs with respect to the GENEWIZ acquisition during fiscal year 2018. During the three and six months ended March 31, 2019, the Company incurred $0.1 million and $6.4 million, respectively, in transaction costs, which were recorded in "Selling, general and administrative" expenses within the accompanying unaudited Consolidated Statements of Operations.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(actual)	(pro forma)	(pro forma)

Revenue	$198,390	$186,914	$394,411	$356,947
Net income (loss)	(2,829)	59,077	(38,154)	50,345

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

To present our consolidated results of operations as if the acquisition had taken place on October 1, 2017, the unaudited pro forma earnings for the three months and the six months ended March 31, 2018 have been adjusted to include the following additional expenses related to the acquisition: $3.1 million and $6.5 million, respectively, of property, plant, and equipment, leases, and intangible asset step-up depreciation and amortization expense, and $4.8 million and $9.6 million, respectively, of interest expense related to financing activities. Revenue and net income (loss) for the three months ended March 31, 2019, as shown in the above table represents actual restuls as the Company owned GENEWIZ for the full period. The unaudited pro forma information for the six months ended March 31, 2019 consists of GENEWIZ actual results of operations for the three months ended March 31, 2019 and GENWIZ pro forma results of operations for the three months ended December 31, 2018.  The unaudited pro forma earnings for the three months ended December 31, 2018 have been adjusted to include $1.6 million of property, plant, and equipment, leases, and intangible asset step-up depreciation and amortization expense, and $2.0 million of interest expense related to financing activities. The net loss of $38.2 million for the six months ended March 31, 2019 is mainly due to the one-time option, bonus, and transaction costs of $43.9 million incurred by GENEWIZ and one-time transaction costs of $6.3 million incurred by Brooks related to the acquisition and actual net loss of $2.8 million for the three months ended March 31, 2019.

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

The company used a market participant approach to record the assets acquired and liabilities assumed with the Tec-Sem acquisition as follows (in thousands):

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

The Company reports the results of operations for Tec-Sem in the Brooks Semiconductor Solutions Group segment starting from the acquisition date. The revenues and net income from Tec-Sem included in the Company's consolidated results for the three months ended March 31, 2019 were $5.7 million and $0.9 million, respectively. The revenues and net income from Tec-Sem included in the Company's consolidated results for the six months ended March 31, 2019 were $15.1 million and $2.6 million, respectively. During the three months ended March 31, 2019, the net income included $0.9 million related to amortization expense of acquired intangible assets. During the six months ended March 31, 2019, the net income included $0.2 million related to the step-up in value of the acquired inventories and $1.8 million related to amortization expense of acquired intangible assets.

The escrow at closing had a balance of $2.6 million which consisted of $1.8 million related to satisfaction of the sellers' indemnification obligations with respect to their representations and warranties and other indemnities. The remaining $0.8 million of the escrow balance is related to a performance obligation that the Company assumed at the acquisition date for the transfer of non-core wafer stocker technology to an unrelated third party. The Company collected $0.4 million from the escrow during current quarter related to the delivery of the technology.

The Company did not present a pro forma information summary for its consolidated results of operations for the three and six months ended March 31, 2019 and 2018 as if the acquisition of Tec-Sem occurred on October 1, 2016 because such results were immaterial.

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

The operating results of 4titude have been reflected in the results of operations for the Brooks Life Sciences segment from the date of the acquisition. During the three months ended March 31, 2019, revenue and net income from 4titude recognized in the Company’s results of operations were $4.7 million and $0.3 million, respectively. During the six months ended March 31, 2019, revenue and net loss from 4titude recognized in the Company’s results of operations were $8.5 million and $0.4 million, respectively. During the three months ended March 31, 2018, revenue and net loss from 4titude recognized in the Company’s results of operations were $4.3 million and less than $0.1 million, respectively. During the six months ended March 31, 2018, revenue and net loss from 4titude recognized in the Company’s results of operations were $7.8 million and $1.2 million, respectively. During the six months ended March 31, 2018, the net loss included non-recurring charges of $1.2 million related to the step-up in value of the acquired inventories. During the three and six months ended March 31, 2019, the net loss included recurring charges of $0.9 million and $1.9 million, respectively,  related to amortization expense of acquired intangible assets. During the three and six months ended March 31, 2018, the net loss included recurring charges of $1.0 million and $2.1 million, respectively,  related to amortization expense of acquired intangible assets.

During the three and six months ended March 31, 2018, the Company incurred $0.5 million and $1.0 million, respectively, in non-recurring transaction costs with respect to the 4titude acquisition, which were recorded in "Selling, general and administrative" expenses within the accompanying unaudited Consolidated Statements of Operations. There were no transaction costs related to the 4titude acquisition during the three and six months ended March 31, 2019.

The Company did not present a pro forma information summary for its consolidated results of operations for the three and six months ended March 31, 2019 and 2018 as if the acquisition of 4titude occurred on October 1, 2016 because such results were immaterial.

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

The operating results of the acquisition have been reflected in the results of operations for the Brooks Life Sciences segment from the date of the acquisition. The Company did not present a pro forma information summary for its consolidated results of operations for the three and six months ended March 31, 2019 and 2018 as if the acquisition of BioSpeciMan occurred on October 1, 2016 because such results were immaterial.

6. Goodwill and Intangible Assets

Goodwill represents the excess of net book value over the estimated fair value of net tangible and identifiable intangible assets of a reporting unit. Goodwill is tested for impairment annually or more often if impairment indicators are present at the reporting unit level. If events occur or circumstances change that would more likely than not reduce fair values of the reporting units below their carrying values, goodwill will be evaluated for impairment between annual tests. No triggering events indicating goodwill impairment occurred during the six months ended March 31, 2019. Please refer to Note 7, "Goodwill and Intangible Assets" to the Company's consolidated financial statements included in the

2018 Annual Report on Form 10-K for further information on the goodwill impairment testing performed during fiscal year 2018.

The components of the Company’s goodwill by operating segment at March 31, 2019 and September 30, 2018 are as follows (in thousands):

	Brooks
	Semiconductor
	Solutions	Brooks
	Group	Life Sciences	Other	Total
Gross goodwill, at September 30, 2018	$636,907	$207,913	$26,014	$870,834
Accumulated goodwill impairments	(588,944)	—	(26,014)	(614,958)
Goodwill, net of accumulated impairments, at September 30, 2018	47,963	207,913	—	255,876
Acquisitions and adjustments	(184)	236,834	—	236,650
Gross goodwill, at March 31, 2019	636,723	444,747	26,014	1,107,484
Accumulated goodwill impairments	(588,944)	—	(26,014)	(614,958)
Goodwill, net of accumulated impairments, at March 31, 2019	$47,779	$444,747	$—	$492,526

During the six months ended March 31, 2019, the Company recorded a goodwill increase of $236.8 million primarily related to the acquisition of GENEWIZ. Please refer to Note 5 "Acquisitions" for further information on this transaction.

The components of the Company’s identifiable intangible assets as of March 31, 2019 and September 30, 2018 are as follows (in thousands):

	March 31, 2019			September 30, 2018
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Patents	$5,302	$4,477	$825	$5,302	$4,325	$977
Completed technology	88,724	33,592	55,132	44,829	28,934	15,895
Trademarks and trade names	25,318	4,225	21,093	6,298	2,953	3,345
Customer relationships	267,372	73,629	193,743	142,489	62,750	79,739
	$386,716	$115,923	$270,793	$198,918	$98,962	$99,956

Amortization expense for intangible assets was $17.2 million and $11.1 million, respectively, during the six months ended March 31, 2019 and 2018.

Estimated future amortization expense for the intangible assets for the remainder of fiscal year 2019, the subsequent four fiscal years and thereafter is as follows (in thousands):

Fiscal year ended September 30,
2019	$17,993
2020	41,339
2021	37,546
2022	34,545
2023	31,589
Thereafter	107,781
$270,793

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

There were no amounts outstanding under the line of credit as of March 31, 2019 and September 30, 2018. The Company records commitment fees and other costs directly associated with obtaining line of credit financing as deferred financing costs which are presented within "Other assets" in the accompanying unaudited Consolidated Balance Sheets. Deferred financing costs were $0.4 million and $0.5 million, respectively, at March 31, 2019 and September 30, 2018. Such costs are amortized over the term of the related financing arrangement and are included in “Interest expense” in the accompanying unaudited Consolidated Statements of Operations. The line of credit contains certain customary representations and warranties, a financial covenant and affirmative and negative covenants as well as events of default. The Company was in compliance with the line of credit covenants as of March 31, 2019 and September 30, 2018.

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

On February 15, 2019, the Company syndicated the incremental term loan to a group of new lenders which met the criteria of a debt extinguishment. The Company wrote off the carrying value of the incremental term loan of $340.1 million as of February 15, 2019 and recorded the syndicated incremental term loan at its present value for $349.1 million and a loss on debt extinguishment for $9.1 million. The syndicated loan was issued at $345.2 million, or 98.9% of its par value resulting in a discount of $4.0 million which represented financing costs which are presented as a reduction of the term loan principal balance in the accompanying unaudited Consolidated Balance Sheets and will be accreted over the life of the loan. Except as provided in the Amendment for increase of interest rates, the new loan is subject to the same terms and conditions as set forth in the incremental term loan.

Under the terms of the Amendment, the Company may elect that the borrowings comprising the incremental loan bear interest at a rate per annum equal to (a) the Alternate Base Rate (the “ABR”) plus 1.50%; or (b) the Adjusted LIBOR plus 2.50%. ABR is equal to the highest of (a) the federal funds effective rate plus 0.50%, (b) the prime rate, or (c) one-month LIBOR rate plus 1.00%. The LIBOR is equal to the rate for eurodollar deposits in the London interbank market for a period of one, two, three or six months, in each case selected by the Company. “Adjusted LIBOR” is the LIBOR as adjusted for statutory reserve requirements for eurodollar liabilities. On February 15, 2019, in connection with the syndication of the incremental term loan, the Company entered into a second Amendment (the “Second Amendment”) to the existing credit agreement. Under the Second Amendment, interest rate increased 0.5%. The Company may elect that the borrowings comprising the incremental loan bear interest at a rate per annum equal to (a) the Alternate Base Rate (the “ABR”) plus 2.00%; or (b) the Adjusted LIBOR plus 3.00%.

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

The Deferred financing costs are accreted over the term of the loan using the effective interest rate method and are included in “Interest expense” in the accompanying unaudited Consolidated Statements of Operations. At March 31, 2019, deferred financing costs were $6.1 million.

The term loan agreement contains certain customary representations and warranties, covenants and events of default. If any of the events of default occur and are not waived or cured within applicable grace periods, any unpaid amounts under the term loan agreement will bear an annual interest rate at 2.00% above the rate otherwise applicable under the terms and conditions of such agreement. The term loan agreement does not contain financial maintenance covenants. As of March 31, 2019, the Company was in compliance with all covenants and conditions under the term loan agreement.

In connection with the GENEWIZ acquisition, we assumed three five-year term loans for a total of $3.3 million and two one-year short term loans for a total of RMB 22 million or $3.2 million. The three five-year term loans were initiated during 2016 and mature in 2021.  The principal payments are payable in eight installments equal to 12.5% of the initial principal amount of the term loans on December 14th and June 14th of each year, commencing in 2017. The three five-year term loans were secured to fund equipment payments and the interest rates were equal to the LIBOR plus 3.1%. The two one-year term loans were borrowed to fund operations. Both of the one-year term loans were initiated in

2018 and mature in 2019. The principal payments are due at the maturity date. The interest rates of these two loans were 4.56% and 4.35%. There is no deferred financing costs related to either the five-year term loans or the one-year term loans. At March 31, 2019, we had an aggregate outstanding principal balance of $2.1 million and $1.8 million for the three five-year term loans and two one-year short term loans, respectively.

During the six months ended March 31, 2019, the weighted average stated interest rate paid on all outstanding debt was 5.2%. During the six months ended March 31, 2019, the Company incurred aggregate interest expense of $13.3 million in connection with the borrowings, including $0.9 million of deferred financing costs amortization.

As of March 31, 2019, the estimated fair value of the outstanding principal balance of the debt no our balance sheet approximates its carrying value. The fair value was determined based on observable market inputs and classified within Level 2 of the fair value hierarchy due to a lack of an active market for this term loan or a similar loan instrument.

The following are the future minimum principal payment obligations under all of the Company’s outstanding debt as of March 31, 2019 (in thousands):

Amount
Fiscal year ended September 30,
2019	$4,951
2020	6,327
2021	6,327
2022	5,500
2023	5,500
Thereafter	521,000
Total outstanding principal balance	549,605
Unamortized deferred financing costs	(6,107)
543,498
Current portion of long-term debt	8,114
Non-current portion of long-term debt	$535,384

Capital Lease Obligations

In connection with the GENEWIZ acquisition, the Company assumed five capital lease obligations related to leases of equipment. Three of the capital leases were initiated in 2016 and mature in 2021 and two of them were initiated in 2017 and mature in 2022. The outstanding principal balance of these obligations is included within “Other long-term liabilities” on the Company’s Consolidated Balance Sheets. See below for the future minimum principal payment obligations under the capital lease obligations as of March 31, 2019 (in thousands):

Amount
Fiscal year ended September 30,
2019	$639
2020	1,176
2021	1,126
2022	358
Total outstanding principal balance	$3,299

9. Income Taxes

The Company recorded an income tax benefit of $1.0 million and $6.9 million, respectively, during the three and six months ended March 31, 2019. The tax benefit for three months was driven by U.S. losses during the period and includes $0.4 million of stock compensation windfalls. These benefits were slightly offset by the tax provision on foreign earnings during the period and a discrete expense related to interest accruing on uncertain tax positions. The tax benefit for the six months ended March 31, 2019 was primarily driven by discrete benefits related to stock compensation windfalls of $4.1 million for tax deductions that exceeded the associated compensation expense, $1.4 million of tax benefits related to the remeasurement of net U.S. deferred tax assets due to state tax rate changes, and a $1.1 million transition tax reduction. These discrete benefits were slightly increased by the tax benefit recorded on losses during the period.

The Company recorded an income tax benefit of $54.5 million and $55.2 million, respectively, during the three and six months ended March 31, 2018. The tax benefit recorded during each period was primarily driven by a discrete benefit due to the reversal of a valuation allowance against U.S. net deferred tax assets during the three months ended March 31, 2018 in the amount of $58.0 million. The tax benefit for the six months ended March 31, 2018 included $0.7 million of tax benefits related to the re-measurement of net U.S. deferred tax liabilities to account for the reduced 21 percent statutory federal income tax rate. This benefit for the three and six months ended March 31, 2018 was partially offset by the tax provisions related to foreign income.

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

The Company evaluates the realizability of its deferred tax assets by tax-paying component and assesses the need for a valuation allowance on an annual and quarterly basis. The Company evaluates the profitability of each tax-paying component on a historic cumulative basis and a forward-looking basis while performing this analysis. The Company evaluated all positive and negative evidence in concluding it was appropriate to release the majority of the valuation allowance against U.S. net deferred tax assets during fiscal year 2018.  The remaining portion of the Company’s U.S. valuation allowance is related to the realizability of certain state tax credits and net operating loss carry-forwards. The Company continues to maintain valuation allowances against net deferred tax assets in certain foreign tax-paying components as of March 31, 2019.

The Company maintains liabilities for uncertain tax positions. These liabilities involve judgment and estimation and are monitored based on the best information available. The Company recognizes interest related to unrecognized benefits as a component of the income tax benefit. The Company recognized interest expense related to its unrecognized tax benefits of $0.4 million and $0.5 million, respectively, during the three and six months ended March 31, 2019. During the six months ended March 31, 2018 the statute of limitations lapsed on an uncertain tax positions in a foreign jurisdiction which resulted in a $0.3 million reduction in the gross unrecognized tax benefits that impacted the effective tax rate.

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

10. Other Balance Sheet Information

The following is a summary of accounts receivable at March 31, 2019 and September 30, 2018 (in thousands):

	March 31,	September 30,
	2019	2018
Accounts receivable	$166,247	$126,350
Less allowance for doubtful accounts	(2,548)	(1,113)
Less allowance for sales returns	(46)	(45)
Accounts receivable, net	$163,653	$125,192

The following is a summary of inventories at March 31, 2019 and September 30, 2018 (in thousands):

	March 31,	September 30,
	2019	2018
Inventories
Raw materials and purchased parts	$68,534	$57,527
Work-in-process	15,607	19,547
Finished goods	24,371	19,912
Total inventories	$108,512	$96,986

Reserves for excess and obsolete inventory were $16.1 million and $15.0 million, respectively, at March 31, 2019 and September 30, 2018.

At March 31, 2019 and September 30, 2018, the Company had cumulative capitalized direct costs of $7.5 million and $5.6 million, respectively, associated with the development of software for its internal use which are included within "Property, plant and equipment, net" in the accompanying unaudited Consolidated Balance Sheets. During the six months ended March 31, 2019, the Company capitalized direct costs of $1.0 million associated with the development of software for its internal use.

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

The following is a summary of product warranty and retrofit activity on a gross basis for the three and six months ended March 31, 2019 and 2018 (in thousands):

Activity -Three Months Ended March 31, 2019
Balance			Balance
December 31,			March 31,
2018	Accruals	Costs Incurred	2019
$6,851	$1,807	$(1,456)	$7,202

Activity -Three Months Ended March 31, 2018
Balance			Balance
December 31,			March 31,
2017	Accruals	Costs Incurred	2018
$5,574	$1,375	$(1,315)	$5,634

Activity -Six Months Ended March 31, 2019
Balance			Balance
September 30,			March 31,
2018	Accruals	Costs Incurred	2019
$6,340	$4,161	$(3,299)	$7,202

Activity -Six Months Ended March 31, 2018
Balance			Balance
September 30,			March 31,
2017	Accruals	Costs Incurred	2018
$5,479	$2,784	$(2,629)	$5,634

11. Stock-Based Compensation

The Company may issue to eligible employees restricted stock units and restricted stock awards (collectively "restricted stock units") and stock options which vest upon the satisfaction of a performance condition and/or a service condition. In addition, the Company issues shares to participating employees pursuant to an employee stock purchase plan and restricted stock units to its directors in accordance with its director compensation program.

The following table reflects stock-based compensation expense recorded during the three and six months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Restricted stock units	$4,923	$4,882	$8,883	$9,267
Employee stock purchase plan	198	192	414	370
Total stock-based compensation expense	$5,121	$5,074	$9,297	$9,637

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

The Company grants restricted stock units that vest over a required service period and/or achievement of certain operating performance goals. Restricted stock units granted with performance goals may also have a required service period following the achievement of all or a portion of the performance goals. The following table reflects restricted stock units granted during the six months ended March 31, 2019 and 2018:

		Time-Based		Performance-
	Total Units	Units	Stock Grants	Based Units
Six months ended March 31, 2019	789,409	327,500	38,520	423,389
Six months ended March 31, 2018	507,556	192,291	34,926	280,339

Among the total restricted stock units granted, 28,493 shares were granted to the employees who belong to the discontinued operation during the six months ended March 31, 2018. No shares were granted to the employees who belong to the discontinued operation during the six months ended March 31, 2019.

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

Certain members of the Board of Directors have elected to defer receiving their annual awards of restricted stock units and related quarterly dividends until they attain a certain age or cease to provide services as the Company’s Board members. Restricted stock awards granted in fiscal years 2017 and 2018 are subject to a one-year vesting period, while the restricted stock awards granted in fiscal year 2019 vested upon the grant date.

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

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the six months ended March 31, 2019:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at September 30, 2018	2,194,512	$17.20
Granted	789,409	30.45
Vested	(961,436)	18.37
Forfeited	(37,083)	22.55
Outstanding at March 31, 2019	1,985,402	24.14

The weighted average grant date fair value of restricted stock units granted during the three months ended March 31, 2019 and 2018 was $29.73 and $25.41, respectively. The weighted average grant date fair value of restricted stock units granted during the six months ended March 31, 2019 and 2018 was $30.45 and $33.61, respectively. The fair value of restricted stock units vested during the three months ended March 31, 2019 and 2018 was $3.4 million and $0.1 million, respectively. The fair value of restricted stock units vested during the six months ended March 31, 2019 and 2018 was $31.1 million and $19.1 million, respectively. During the six months ended March 31, 2019 and 2018, the Company remitted $14.2 million and $6.3 million, respectively, collected from employees to satisfy their tax obligations as a result of share issuances. Such proceeds collected and remitted were insignificant during the three months ended March 31, 2019 and 2018.

As of March 31, 2019, the unrecognized compensation cost related to restricted stock units that are expected to vest is $32.4 million and will be recognized over an estimated weighted average service period of approximately 1.8 years.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan that allows its employees to purchase shares of common stock at a price equal to 85% of the fair market value of the Company’s stock at the beginning or the end of the semi-annual period, whichever is lower. There were 59,549 and 66,785 shares, respectively, purchased by employees under the employee stock purchase plan during the six months ended March 31, 2019 and 2018.

12. Earnings per Share

The calculations of basic and diluted net income per share and basic and diluted weighted average shares outstanding are as follows for the three and six months ended March 31, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Income (loss) from continuing operations	$(2,829)	$62,497	$3,437	$64,116
Income from discontinued operations, net of tax	6,250	4,523	14,399	19,390
Net income	$3,421	$67,020	$17,836	$83,506

Weighted average common shares outstanding used in computing basic earnings per share	72,077	70,220	71,760	70,340
Dilutive restricted stock units	215	393	455	568
Weighted average common shares outstanding used in computing diluted earnings per share	72,292	70,613	72,215	70,908

Basic net income per share attributable to Brooks Automation, Inc. common stockholders:
Income (loss) from continuing operations	$(0.04)	$0.89	$0.05	$0.91
Income from discontinued operations, net of tax	0.09	0.06	0.20	0.28
Basic net income per share attributable to Brooks Automation, Inc.	$0.05	$0.95	$0.25	$1.19

Diluted net income per share attributable to Brooks Automation, Inc. common stockholders:
Income (loss) from continuing operations	$(0.04)	$0.89	$0.05	$0.90
Income from discontinued operations, net of tax	0.09	0.06	0.20	0.27
Diluted net income per share attributable to Brooks Automation, Inc. common stockholders	$0.05	$0.95	$0.25	$1.18
Dividend declared per share	$0.10	$0.10	$0.20	$0.20

During the three and the six months ended March 31, 2019, antidilutive restricted stock units of 4,599 and 8,751, respectively, were excluded from the computation of diluted earnings per share based on the treasury stock method. During the three and the six months ended March 31, 2018, antidilutive restricted stock units of 190,517 and 190,266, respectively, were excluded from the computation of diluted earnings per share based on the treasury stock method.

13. Revenue from Contracts with Customers

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

The Company transfers control of its performance obligations at a point in time or over time, depending on the nature of the product or service being provided. Revenue from contracts with customers is attributed to geographic areas based on locations in which the customer orders are placed. As discussed within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2018 Annual Report on Form 10-K, the Company reports financial results for two operating and reportable segments which consist of Brooks Semiconductor Solutions Group segment and Brooks Life Sciences segment. The Company also consists of five reporting units, including three reporting units within the Brooks Semiconductor Solutions Group reporting segment and two reporting units within the Brooks Life Sciences reporting segment. The following is a reconciliation of revenue disaggregated in a manner discussed above to segment revenue for the three and six months ended March 31, 2019 (in thousands):

	Brooks Semiconductor	Brooks Life
	Solutions Group	Sciences	Total
Timing of Revenue Recognition
Three Months Ended March 31, 2019
Point in time	$111,710	$24,983	$136,693
Over time	1,167	60,530	61,697
	$112,877	$85,513	$198,390

Six Months Ended March 31, 2019
Point in time	$223,626	$48,150	$271,776
Over time	1,958	104,023	105,981
	$225,584	$152,173	$377,757

The following is revenue by geographic location and reporting unit for the three and six months ended March 31, 2019 (in thousands):

	Three Months Ended March 31, 2019	Six Months Ended March 31, 2019
Geographic Location
North America	$83,156	$152,053
Asia/Pacific/Other	77,653	157,112
United Kingdom	12,540	24,618
Rest of Europe	25,041	43,974
	$198,390	$377,757

Reporting Unit
Automation Solutions	$72,445	$146,120
Contamination Control Solutions	30,047	58,003
Global Semiconductor Services	10,385	21,461
Brooks Semiconductor Solutions Group	112,877	225,584
Sample Management	52,590	102,892
GENEWIZ	32,923	49,281
Brooks Life Sciences	85,513	152,173
Total	$198,390	$377,757

Contract Balances

Accounts Receivable, Net. Accounts receivable represent rights to consideration in exchange for products or services that have been transferred by the Company, when payment is unconditional and only the passage of time is required before payment is due. Accounts receivable do not bear interest and are recorded at the invoiced amount. The Company maintains an allowance for doubtful accounts representing its best estimate of probable credit losses related to its existing accounts receivable and their net realizable value. The Company determines the allowance for doubtful accounts based on a number of factors, including an evaluation of customer credit worthiness, the age of the outstanding receivables, economic trends and historical experience. Accounts receivable, net were $163.7 million and $125.2 million at March 31, 2019 and October 1, 2018, respectively.

Contract Assets. Contract assets represent rights to consideration in exchange for products or services that have been transferred by the Company, when payment is conditional on something other than the passage of time. These amounts typically relate to contracts within the Brooks Life Sciences segment where the right to payment is not present until completion of the contract or the achievement of specified milestones and the value of the products or services transferred exceed this constraint. Contract assets are classified as current. Contract asset balances which are included within Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheet, were $4.1 million and $8.2 million at March 31, 2019 and October 1, 2018, respectively.

Deferred Commissions. Deferred commissions represent a direct and incremental cost of obtaining a contract. These amounts primarily relate to sales commissions within the Brooks Life Sciences segment and are deferred and amortized over a 60 month period, which represents the average period of contract performance. The Company classifies deferred commissions as noncurrent as the original amortization period of this asset is greater than one year. Deferred commissions balances are included within Other assets on the Company’s Consolidated Balance Sheet. Deferred commissions were $1.1 million and $1.5 million at March 31, 2019 and October 1, 2018, respectively. The Company recorded $0.2 million and $0.4 million, respectively of amortization expense related to deferred commissions for the three and six months ended March 31, 2019.

Contract Liabilities. Contract liabilities represent the Company’s obligation to transfer products or services to a customer for which consideration has been received, or for which an amount of consideration is due from the customer. Contract assets and liabilities are reported on a net basis at the contract level, depending on the contracts position at the end of each reporting period. Contract liabilities are included within Deferred revenue on the Company’s Consolidated Balance Sheet. Contract liabilities were $31.2 million and $28.7 million at March 31, 2019 and October 1, 2018, respectively. Revenue recognized from the contract liability balance at October 1, 2018 was $11.8 million and $23.9 million, respectively, for the three and six months ended March 31, 2019.

Remaining Performance Obligations. Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year and for which fulfillment of the contract has started as of the end of the reporting period. The aggregate amount of transaction consideration allocated to remaining performance obligations as of March 31, 2019 was $30.4 million. The following table summarizes when the Company expects to recognize the remaining performance obligations as revenue, the Company will recognize revenue associated with these performance obligations as transfer of control occurs (in thousands):

	As of March 31, 2019
	Less than 1 Year	Greater than 1 Year	Total
Remaining Performance Obligations	$16,123	$14,235	$30,358

Cost to Obtain and Fulfill a Contract

The Company capitalizes sales commissions when incurred if they are (i) incremental costs of obtaining a contract, (ii) expected to be recovered and (iii) have an expected amortization period that is greater than one year. As part of the Company’s cumulative effect adjustment, incremental costs associated with obtaining a contract were capitalized and have been classified as deferred commissions within the Company’s Consolidated Balance Sheet. These amounts primarily relate to sales commissions within the Brooks Life Sciences segment and are being amortized over a 60 month period, which represents the average period of contract performance. The Company did not capitalize any sales commissions during the three or six months ended March 31, 2019 as the amount of sales commissions that qualified for capitalization during the reporting period was insignificant. Sales commissions incurred during the reporting period have been expensed as incurred. These costs are recorded within selling, general, and administration expenses. The Company has concluded that none of its costs incurred in fulfillment of customer contracts meet the capitalization criteria. The Company will account for shipping and handling activities as fulfillment activities and recognize the associated expense when transfer of control of the product has transferred to the customer.

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

The following is the summary of the financial information for the Company’s operating and reportable segments for the three and six months ended March 31, 2019 and 2018(in thousands):

	Brooks
	Semiconductor	Brooks
	Solutions Group	Life Sciences	Total

Three Months Ended March 31, 2019:
Revenue
Products	$102,195	$25,861	$128,056
Services	10,682	59,652	70,334
Segment revenue	$112,877	$85,513	$198,390
Gross profit	$45,987	$34,529	$80,516
Segment operating income	17,987	3,143	21,130
Depreciation expense	1,017	3,762	4,779

Three Months Ended March 31, 2018:
Revenue
Products	$97,565	$23,466	$121,031
Services	10,848	25,073	35,921
Segment revenue	$108,413	$48,539	$156,952
Gross profit	$43,457	$18,929	$62,386
Segment operating income (loss)	15,424	1,496	16,920
Depreciation expense	996	2,039	3,035

Six Months Ended March 31, 2019:
Revenue
Products	$203,996	$49,434	$253,430
Services	21,588	102,739	124,327
Segment revenue	$225,584	$152,173	$377,757
Gross profit	$91,901	$60,695	$152,596
Segment operating income	34,128	4,733	38,861
Depreciation expense	1,934	6,532	8,466

Six Months Ended March 31, 2018:
Revenue
Products	$181,356	$45,447	$226,803
Services	22,214	50,534	72,748
Segment revenue	$203,570	$95,981	$299,551
Gross profit	$81,952	$34,693	$116,645
Segment operating income	27,143	101	27,244
Depreciation expense	2,022	3,588	5,610

Assets:
March 31, 2019	$281,909	$909,820	$1,191,729
September 30, 2018	264,452	410,581	675,033

The following is a reconciliation of the Company’s operating and reportable segments’ operating income and segment assets to the corresponding amounts presented in the accompanying unaudited Consolidated Statements of Operations for the three and six months ended March 31, 2019 and 2018 and Consolidated Balance Sheets as of March 31, 2019 and September 30, 2018 (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Segment operating income	$21,130	$16,920	$38,861	$27,244
Amortization of acquired intangible assets	6,614	4,629	12,382	9,217
Restructuring charges	370	47	429	48
Other unallocated corporate expenses	474	1,923	7,046	2,733
Total operating income	$13,672	$10,321	$19,004	$15,246

	March 31,	September 30,
	2019	2018
Segment assets	$1,191,729	$675,033
Cash, cash equivalents and marketable securities	140,059	251,226
Deferred tax assets	28,012	43,798
Assets held for sale	128,077	125,200
Total assets	$1,487,877	$1,095,257

15. Significant Customers

The Company had no customer that accounted for 10% or more of its consolidated revenue, during each of the three and six months ended March 31, 2019 and 2018.  As of March 31, 2019 and September 30, 2018, the Company had no customers that accounted for 10% or more of the Company’s total receivables.

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

16. Commitments and Contingencies

Letters of Credit

As of March 31, 2019, the Company had approximately $1.3 million of letters of credit outstanding related primarily to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from our customers in the event that the product is not delivered, or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if the Company fails to meet certain contractual requirements. None of these obligations were called during the three months ended March 31, 2019, and the Company currently does not anticipate any of these obligations to be called in the near future.

Purchase Commitments

The Company had non-cancellable contracts and purchase orders for inventory of $88.3 million as of March 31, 2019.

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

17. Subsequent Events

Dividend

On April 26, 2019, the Company’s Board of Directors declared a cash dividend of $0.10 per share payable on June 28, 2019 to common stockholders of record as of June 7, 2019. Dividends are declared at the discretion of the Company’s Board of Directors and depend on the Company’s actual cash flows from operations, its financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes principal factors affecting the results of our operations, financial condition and liquidity as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our MD&A is organized as follows:

•

Overview. This section provides a general description of our business and operating segments as well as a brief discussion and overall analysis of our business and financial performance, including key developments affecting the Company during the three and six months ended March 31, 2019 and 2018.

•

Critical Accounting Policies and Estimates. This section discusses accounting policies and estimates that require us to exercise subjective or complex judgments in their application. We believe these accounting policies and estimates are important to understanding the assumptions and judgments incorporated in our reported financial results.

•	Results of Operations. This section provides an analysis of our financial results for the three and six months ended March 31, 2019 compared to the three and six months ended March 31, 2018.
•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and changes in cash flows as well as a discussion of available borrowings and contractual commitments.

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

In the semiconductor capital equipment market, equipment productivity and availability are critical factors for our customers, who typically operate equipment under demanding temperature and/or pressure environments. We are a leader in wafer automation and contamination controls solutions and services that are designed to improve throughput, yield, and cost of ownership of tools in semiconductor fabs. Our product offerings include vacuum and atmospheric robots, turnkey vacuum and atmospheric wafer handling systems, as well as wafer carrier cleaning and reticle storage systems. We also capture the complete life cycle of value through our global service network of expert application and field engineers who are located close to our customers. Our services include rapid refurbishment of robots to stringent specifications, upgrades to improve equipment productivity, and proactive monitoring and diagnostics for predictive risk management and improved up-time of the installed base. Although the demand for semiconductors and semiconductor manufacturing equipment is cyclical resulting in periodic expansions and contractions, we expect the semiconductor equipment market to remain one of our principal markets as we continue making investments to maintain and grow our semiconductor product and service offerings. A majority of our research and development spending advances our current product lines and drives innovations for new product offerings. We invest in research and development initiatives within the Brooks Semiconductor Solutions Group segment to maintain continued leadership position in the markets we serve. Our Vacuum Automation platform, MagnaTran LEAP™, is for the rapidly emerging advanced technologies related to manufacturing 10 nanometer design rule semiconductor chips. MagnaTran LEAP™ is well positioned to deliver clean, accurate and fast wafer transport available for the fast-growing Deposition and Etch markets. In addition, we expect to continue to support and expand our technology and product offerings for the semiconductor market through acquisitions. In fiscal year 2018, we acquired Tec-Sem Group AG, or Tec-Sem, a Switzerland-based provider of semiconductor fabrication automation equipment with a focus on reticle management. The acquisition has enhanced our contamination controls solutions offerings.

In the life sciences sample-based services market, we utilize our core competencies and capabilities in automation and cryogenics to provide comprehensive bio-sample management solutions to a broad range of end markets within the life sciences industry. Our offerings include automated ultra-cold storage freezers, consumable sample storage containers, instruments which assist in the workflow of sample management, on-site and off-site full sample management services, gene sequencing services and gene synthesis services. We expect the life sciences sample management market to remain one of our principal markets for our product and service offerings and provide favorable opportunities for the growth of our overall business. Over the past several years, we have acquired and developed essential capabilities required to strategically address the sample management needs across multiple end markets within the life sciences industry. In October 2017, we acquired all of the outstanding capital stock of 4titude Limited, or 4titude, a U.K.-based manufacturer of scientific consumables for biological sample materials used in a variety of genomic and DNA analytical applications. The acquisition has expanded our existing offerings of consumables and instruments within the Brooks Life Sciences segment. In April 2018, we acquired BioSpeciMan Corporation, or BioSpeciMan, a Canadian provider of storage services for biological sample materials. The acquisition has expanded customer relationships and geographic reach within our growing sample management storage services business. On November 15, 2018, we acquired GENEWIZ Group, or GENEWIZ, a leading global genomics service provider headquartered in South Plainfield, New Jersey.  GENEWIZ is a global leader in genomics services that enable research scientists to advance their discoveries within the pharmaceutical, academic, biotechnology, agriculture and other markets. GENEWIZ provides gene sequencing and synthesis services for more than 4,000 institutional customers worldwide supported by their global network of laboratories spanning the United States, China, Japan, Germany and the United Kingdom. This transaction has added a new and innovative platform which we expect to leverage, along with our core capabilities, to add even more value to samples under our care. GENEWIZ is reported within the Brooks Life Sciences segment. Please refer to Note 5, “Acquisitions” in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10‑Q for further information on these transactions.  Since entering the life sciences industry, we have also strengthened and broadened our product portfolio and market reach by investing in internal product development and sales and marketing infrastructure. We expect to continue investing in research and development and making strategic acquisitions and other investments with the objective of expanding our offerings in the life sciences sample management market.

Business and Financial Performance

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Results of Operations - Revenue for the three months ended March 31, 2019 increased to $198.4 million, or by 26%, as compared to the corresponding period of the prior fiscal year. Gross margin was 40.6% for the three months ended March 31, 2019 as compared to 39.7% for the corresponding period of the prior fiscal year, an increase of $18.1 million. Operating expenses were $66.8 million during the three months ended March 31, 2019 as compared to $52.1 million during the corresponding period of the prior fiscal year, an increase of $14.8 million. Operating income was $13.7 million during the second quarter of fiscal year 2019 as compared to $10.3 million for the corresponding period of the prior fiscal year. Loss from continuing operations was $2.8 million for the second quarter of fiscal year 2019, which includes a $9.1 million loss on extinguishment of debt.  This compares to income from continuing operations of $62.5 million for the corresponding period of the prior fiscal year, which included the reversal of the valuation allowance reserve against U.S. deferred income tax assets of $58.0 million.

Six Months Ended March 31, 2019 Compared to Six Months Ended March 31, 2018

Results of Operations - Revenue for the six months ended March 31, 2019 increased to $377.8 million, or by 26%, as compared to the corresponding period of the prior fiscal year. Gross margin was 40.4% for the six months ended March 31, 2019 as compared to 38.9% for the corresponding period of the prior fiscal year, an increase of $36.0 million. Operating expenses were $133.6 million during the six months ended March 31, 2019 as compared to $101.4 million during the corresponding period of the prior fiscal year, an increase of $32.2 million. Operating income was $19.0 million during the six months ended March 31, 2019 as compared to $15.2 million for the corresponding period of the prior fiscal year. Income from continuing operations was $3.4 million for the six months ended March 31, 2019 as compared to $64.1 million for the corresponding period of the prior fiscal year. The decrease of $60.7 million was primarily attributable to the reversal of the valuation allowance reserve against U.S. deferred income tax benefits of $58.0 million in the prior fiscal year, and a $9.1 million loss on extinguishment of debt in the 2019 period.

March 31, 2019 Compared to September 30, 2018

Cash Flows and Liquidity - Cash, cash equivalents and marketable securities were $140.1 million at March 31, 2019 as compared to $251.2 million at September 30, 2018. The decrease in cash and cash equivalents and marketable securities of $111.2 million was primarily attributable to net cash outflows of $442.7 million to acquire GENEWIZ, cash dividends paid of $14.4 million and capital expenditures of $9.7 million, partially offset by net cash inflows primarily from proceeds received from the incremental amendment and syndication of our existing term loan of $334.1 million, proceeds from the sales and maturities of marketable securities of $51.5 million and net cash inflows from operating activities of $22.2 million. Cash inflows from operating activities of $22.2 million was comprised of $48.0 million of net earnings, including net income of $17.8 million and the impact of non-cash related charges of $30.2 million, partially offset by uses of cash of $25.8 million related to the changes in our operating assets and liabilities, net of acquisitions.

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

RESULTS OF OPERATIONS

Three and Six Months Ended March 31, 2019 Compared to Three and Six Months Ended March 31, 2018

Revenue

We reported revenue of $198.4 million for the three months ended March 31, 2019, compared to $157.0 million for the corresponding period of the prior fiscal year, an increase of $41.4 million, or 26%. We reported revenue of $377.8 million for the six months ended March 31, 2019, compared to $299.6 million for the corresponding period of the prior fiscal year, an increase of $78.2 million, or 26%. We reported revenue growth in both the Brooks Semiconductor Solutions Group segment and the Brooks Life Sciences segment for both periods. In the first quarter of fiscal 2019, we adopted new accounting guidance for recognizing revenue on a modified retrospective basis. The difference in reported revenue due to the adoption of the standard was a net decrease of $1.2 million and $1.6 million during the three and six months ended March 31, 2019, respectively.

Our Brooks Semiconductor Solutions Group segment reported revenue of $112.9 million for the three months ended March 31, 2019 compared to $108.4 million for the corresponding period of the prior fiscal year, an increase of $4.5 million, or 4%. For the six months ended March 31, 2019, our Brooks Semiconductor Solutions Group segment reported revenue of $225.6 million compared to $203.6 million for the corresponding period of the prior fiscal year, an increase of $22.0 million, or 11%. The increase in both periods was primarily driven by increases in sales of contamination control solutions products and automation systems, partially offset by a decline in sales of robotic automation products and automation services. Growth in contamination controls solutions for the three and six months ended March 31, 2019 was $14.2 million and $28.4 million respectively, which is inclusive of revenue from the acquisition of Tec Sem of  $5.7 million and $15.1 million, respectively.  The semiconductor markets are cyclical and may fluctuate significantly from quarter to quarter. Demand for our Brooks Semiconductor Solution Group products is affected by these cycles. The difference in reported revenue due to the adoption of the new revenue recognition standard was a net increase of $0.2 million and $0.7 million for the three and six months ended March, 31, 2019, respectively.

Our Brooks Life Sciences segment reported revenue of $85.5 million for the three months ended March 31, 2019 compared to $48.5 million for the corresponding period of the prior fiscal year. The increase of $37.0 million, or 76%, was composed of $33.2 million from acquisitions, and $3.8 million from internal growth, principally from consumables and instruments, automated systems and sample storage services.  For the six months ended March 31, 2019, our Brooks Life Sciences segment reported revenue of $152.2 million, compared to $96.0 million for the corresponding period of the prior fiscal year. The increase of $56.2 million, or 59%, was composed of $49.8 million from acquisitions, and $6.4 million from internal growth, principally in consumables and instruments, automated systems, and sample management services. The difference in reported revenue due to the adoption of the new revenue recognition standard was a net decrease of $1.4 million and $2.2 million during the three and six months ended March 31, 2019, respectively.

Revenue generated outside the United States was $115.7 million, or 58% of total revenue, for the three months ended March 31, 2019 compared to $96.5 million, or 62% of total revenue, for the corresponding period of the prior fiscal year. Revenue generated outside the United States was $227.0 million, or 60% of total revenue, for the six months ended March 31, 2019 compared to $187.4 million, or 63% of total revenue, for the corresponding period of the prior fiscal year. We had no customers that accounted for 10% or more of our consolidated revenue for each of the three and six months ended March 31, 2019 and 2018.

Gross Margin

We reported gross margins of 40.6% for the three months ended March 31, 2019 compared to 39.7% for the corresponding period of the prior fiscal year. Gross margin increased in the Brooks Semiconductor Solutions Group segment by 0.7 percentage points and in the Brooks Life Sciences segment by 1.4 percentage points in the 2019 period over the 2018 period. We reported gross margins of 40.4% for the six months ended March 31, 2019 compared to 38.9% for the corresponding period of the prior fiscal year. Gross margin increased in the Brooks Semiconductor Solutions Group segment by 0.5 percentage points and in the Brooks Life Sciences segment by 3.7 percentage points in the 2019 period over the 2018 period. Cost of revenue for the three and six months ended March 31, 2019 included $2.8 million and $4.8 million, respectively, of charges for amortization related to completed technology as compared to $1.0 million and $1.9 million, respectively, during the corresponding periods of the prior fiscal year. Cost of revenue for the three and six months ended March 31, 2019 also included $0.0 million and $0.2 million, respectively, of charges related to the inventory step-up in purchase accounting, as compared to $0.0 million and $1.2 million, respectively, during the corresponding periods of the prior fiscal year. Excluding the purchasing accounting impact related to inventory step-up and the amortization of completed technology, gross margins expanded 1.6 percentage points and 1.7 percentage points, respectively, during the three and six months ended March 31, 2019 as compared to the corresponding periods of the prior fiscal year. The difference in reported gross margin due to the adoption of the new revenue recognition standard was a net decrease in gross profit of $0.7 million and $0.8 million during three and six months ended March 31, 2019, respectively.

Our Brooks Semiconductor Solutions Group segment reported gross margins of 40.7% for the three months ended March 31, 2019 as compared to 40.1% for the corresponding period of the prior fiscal year. Our Brooks Semiconductor Solutions Group segment reported gross margins of 40.7% for the six months ended March 31, 2019 as compared to 40.3% for the corresponding period of the prior fiscal year.  The increase in both periods was driven by lower production costs attributable to product and customer mix and production efficiencies. Cost of revenue for the three and six months ended March 31, 2019 included $0.9 million and $1.9 million, respectively, of charges for amortization related to completed technology as compared to $0.6 million and $1.1 million, respectively, incurred during the corresponding periods of the prior fiscal year. The results for the six months ended March 31, 2019 included $0.2 million of charges related to the inventory step-up in purchase accounting as compared to no such charges during both the corresponding periods of the prior fiscal year. Excluding the purchase accounting impact and the amortization of completed technology, margins expanded 0.9 percentage points and 0.8 percentage points, respectively, during the three and six months ended March 31, 2019 as compared to the corresponding periods of the prior fiscal year. The difference in reported gross margin due to the adoption of the new revenue recognition standard was a net increase in gross profit of $0.2 million and $0.7 million during three and six months ended March 31, 2019, respectively.

Our Brooks Life Sciences segment reported gross margins of 40.4% for the three months ended March 31, 2019 as compared to 39.0% for the corresponding period of the prior fiscal year. Our Brooks Life Sciences segment reported gross margins of 39.9% for the six months ended March 31, 2019 as compared to 36.1% for the corresponding period of the prior fiscal year. The increase during both periods was primarily due to a higher margin revenue mix from GENEWIZ, volume leverage of fixed costs, and higher margins from our consumables and instruments product lines. These factors were partially offset by lower margins on automated store projects due to cost overruns. Cost of revenue for the three and six months ended March 31, 2019 included $1.9 million and $2.9 million, respectively, of charges for amortization related to completed technology as compared to $0.4 million and $0.8 million, respectively, incurred during the corresponding periods of the prior fiscal year. The results for the six months ended March 31, 2018 included $1.2 million of charges related to the inventory step-up in purchase accounting as compared to no such charges during both the corresponding periods of the current fiscal year. Excluding the purchase accounting impact and the amortization of completed technology, margins expanded 2.7 percentage points and 3.6 percentage points, respectively, during the three and six months ended March 31, 2019 as compared to the corresponding periods of the prior fiscal year. The difference in reported gross margin due to the adoption of the new revenue recognition standard was a net decrease in gross profit of $0.9 million and $1.2 million during three and six months ended March 31, 2019, respectively.

Research and Development

Research and development expenses were $14.1 million and $27.2 million, respectively, during the three and six months ended March 31, 2019 as compared to $11.3 million and $22.8 million, respectively, during the corresponding periods of the prior fiscal year. The increase of $2.8 million during the second quarter of fiscal year 2019 as compared to the corresponding period of fiscal year 2018 reflects higher expense of $1.8 million within the Brooks Life Sciences segment and $1.0 million within the Brooks Semiconductor Solutions Group segment. The increase of $4.4 million during the first half of fiscal year 2019 reflects higher expense of $2.5 million within the Brooks Life Sciences segment and $1.9 million within the Brooks Semiconductor Solutions Group segment. Higher expenses in both periods were primarily attributable to new acquisitions and higher employee related costs.

Selling, General and Administrative

Selling, general and administrative expenses were $52.4 million and $105.9 million, respectively, during the three and six months ended March 31, 2019 as compared to $40.7 million and $78.6 million, respectively, during the corresponding periods of the prior fiscal year. The increase of 11.7 million for the three months ended March 31, 2019 compared to the corresponding period of the prior year was primarily attributable to the selling, general and administrative infrastructure at GENEWIZ, and amortization expense related to intangible assets acquired in connection with the acquisitions of GENEWIZ and Tec Sem.  The prior year corresponding period also included a $1.1 million credit, related to an insurance claim.  These impacts were partially offset by lower expense accruals in 2019 related to variable compensation and lower merger and acquisition related expenses.  In addition to the factors mentioned above, additional merger-related costs drove the increase of $27.3 million during the six months ended March 31, 2019 compared to the corresponding period of the prior fiscal year.

Amortization expense related primarily to customer relationships was $6.6 million and $12.4 million, respectively, during the three and six months ended March 31, 2019 as compared to $4.6 million and $9.2 million, respectively, during the corresponding periods of the prior fiscal year. Merger-related costs were $0.0 million and $6.4 million, respectively, during the three and six months ended March 31, 2019 as compared to $1.6 million and $2.3 million, respectively, during the corresponding periods of the prior fiscal year.  The increases in amortization expense and merger costs during 2019 are due to the acquisition of GENEWIZ.

Non-Operating Income (Expenses)

Interest income - During the three and six months ended March 31, 2019, we recorded interest income of $0.3 million and $0.8 million, respectively, as compared to $0.4 million and $0.5 million, respectively, during the corresponding periods of the prior fiscal year.

Interest expense - During the three and six months ended March 31, 2019, we recorded interest expense of $8.0 million and $13.3 million, respectively, as compared to $2.2 million and $4.4 million during corresponding periods of the prior fiscal year. The increase in interest expense is due to interest on the $350.0 million incremental term loan secured in the first quarter of fiscal year 2019 used to pay a portion of the purchase price for our acquisition of GENEWIZ.

Loss on extinguishment of debt - During the three and six months ended March 31, 2019, the Company recorded a loss on extinguishment of debt of $9.1 million in connection with the syndication of the $350.0 million term loan secured during the first quarter of fiscal 2019.  The syndication to a new group of lenders during the second quarter of fiscal 2019 met the criteria of a debt extinguishment and therefore the amortization of the deferred financing costs associated with the origination of the loan was accelerated and recorded as a loss on extinguishment of debt on our statement of operations.

Other expenses, net - During the three and six months ended March 31, 2019, we recorded other expenses, net of  $0.8 million and $0.8 million, respectively, as compared to $0.5 million and $2.4 million, respectively, of the corresponding periods of the prior fiscal year. The $1.6 million decrease during the six months ended March 31, 2019 as compared to the corresponding period of fiscal 2018 was primarily attributable to lower foreign currency exchange losses.

Income Tax Provision

We recorded an income tax benefit of $1.0 million and $6.9 million, respectively, during the three and six months ended March 31, 2019.  The tax benefit for three months was driven by U.S. losses during the period and includes $0.4 million of stock compensation windfalls. These benefits were slightly offset by the tax provision on foreign earnings during the period and a discrete expense related to interest accruing on uncertain tax positions.  The tax benefit for the six months ended March 31, 2019 was primarily driven by discrete benefits related to stock compensation windfalls of $4.1 million for tax deductions that exceeded the associated compensation expense, $1.4 million of tax benefits related to the remeasurement of net U.S. deferred tax assets due to state tax rate changes, and a $1.1 million transition tax reduction. These discrete benefits were slightly increased by the tax benefit recorded on losses during the period.

We recorded an income tax benefit of $54.5 million and $55.2 million, respectively, during the three and six months ended March 31, 2018. The tax benefit recorded during each period was primarily driven by a discrete benefit due to the reversal of a valuation allowance against U.S. net deferred tax assets during the three months ended March 31, 2018 in the amount of $58.0 million. The tax benefit for the six months ended March 31, 2018 included $0.7 million of tax benefits related to the re-measurement of net U.S. deferred tax liabilities to account for the reduced 21 percent statutory federal income tax rate. This benefit for the three and six months ended March 31, 2018 was partially offset by the tax provisions related to foreign income.

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

We evaluate the realizability of our deferred tax assets by tax-paying component and assess the need for a valuation allowance on an annual and quarterly basis. We evaluate the profitability of each tax-paying component on a historic cumulative basis and a forward-looking basis while performing this analysis. We evaluated all positive and negative evidence in concluding it was appropriate to release the majority of the valuation allowance against U.S. net deferred tax assets during fiscal year 2018.  The remaining portion of our U.S. valuation allowance is related to the realizability of certain state tax credits and net operating loss carry-forwards. We continue to maintain valuation allowances against net deferred tax assets in certain foreign tax-paying components as of March 31, 2019.

We maintain liabilities for uncertain tax positions. These liabilities involve judgment and estimation and are monitored based on the best information available. We recognize interest related to unrecognized benefits as a component of the income tax benefit. We recognized interest as tax expense related to our unrecognized tax benefits of $0.4 million and $0.5 million, respectively, during the three and six months ended March 31, 2019. During the six months ended March 31, 2018 the statute of limitations lapsed on an uncertain tax positions in a foreign jurisdiction which resulted in a $0.3 million reduction in the gross unrecognized tax benefits that impacted the effective tax rate.

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

Discontinued Operations

We generated revenue and net income from discontinued operations of $35.7 million and $6.3 million, respectively for the three months ended March 31, 2019 related to our semiconductor cryogenics business as compared to $50.3 million and $4.5 million, respectively, for the corresponding period of fiscal 2018. We generated revenue and net income from discontinued operations of $75.0 million and $14.4 million, respectively for the six months ended March 31, 2019 related to our semiconductor cryogenics business as compared to $97.0 million and $19.4 million, respectively, for the corresponding period of fiscal 2018. The net income includes income from the Ulvac Cryogenics, Inc. joint venture during these periods. The income from discontinued operations only includes direct operating expenses incurred that (1) are clearly identifiable as costs being disposed of upon completion of the sale and (2) will not be continued by the Company on an ongoing basis.  Indirect expenses which supported the Cryogenics business, and which will remain as part of the continuing operations, are not reflected in income from discontinued operations.

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

Overview of Cash Flows and Liquidity

Our cash, cash equivalents and marketable securities as of March 31, 2019 and September 30, 2018 consist of the following (in thousands):

	March 31, 2019	September 30, 2018
Cash and cash equivalents	$137,217	$197,708
Short-term marketable securities	47	46,281
Long-term marketable securities	2,795	7,237
	$140,059	$251,226

Our cash is held in numerous locations throughout the world. As of March 31, 2019, we had cash and cash equivalents of $137.2 million, of which $111.1 million was held outside of the United States. If these funds are needed for the U.S. operations, we would need to repatriate these funds. As a result of recent changes in U.S. tax legislation, any repatriation in the future would likely not result in further U.S. federal income tax. Our intent is to permanently reinvest these funds outside of the U.S. and our current operating plans do not demonstrate a need to repatriate these funds for our U.S. operations. As of March 31, 2019 and September 30, 2018, we had marketable securities of $2.8 million and $53.5 million, respectively. Our marketable securities are generally readily convertible to cash without an adverse impact.

Six Months Ended March 31, 2019 Compared to Six Months Ended March 31, 2018

Overview

Cash, cash equivalents and marketable securities were $140.1 million at March 31, 2019 as compared to $251.2 million at September 30, 2018. The decrease in cash and cash equivalents and marketable securities of $111.2 million was primarily attributable to net cash outflows of  $442.7 million to acquire GENEWIZ, cash dividends paid of $14.4 million and capital expenditures of $9.7 million, partially offset by net cash inflows primarily from proceeds received from the incremental amendment and syndication of our existing term loan of $334.1 million, proceeds from the sales and maturities of marketable securities of $51.5 million and net cash inflows from operating activities of $22.2 million during the six months ended March 31, 2019.

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as earnings, working capital needs and the timing of payments for income taxes, restructuring activities and other operating charges impact reported cash flows.

Cash provided by operating activities was $22.2 million during the six months ended March 31, 2019, comprised primarily of earnings of $48.0 million, including net income of $17.8 million and the impact of non-cash related charges of $30.2 million. Partially offsetting these items were the uses of cash of $25.8 million related to the changes in our operating assets and liabilities. The changes in operating assets and liabilities that resulted in a use of cash consisted primarily of an increase in accounts receivable as a result of higher revenue, an increase in inventory levels to support the growth of our business and a decrease in accrued compensation and tax withholdings as a result of year-end cash incentive bonus payments. These uses of cash were partially offset by sources of cash related primarily to increases in accounts payable. Cash provided by operating activities was $23.4 million during the six months ended March 31, 2018 comprised primarily of earnings of $57.6 million, including net income of $83.5 million and the unfavorable impact of non-cash related charges of $25.9 million, partially offset by the use of $34.2 million related to the changes in our operating assets and liabilities.

Investing Activities

Cash flows from investing activities consist primarily of cash used for acquisitions, capital expenditures and purchases of marketable securities as well as cash proceeds generated from sales and maturities of marketable securities. Cash used in investing activities was $402.2 million during the six months ended March 31, 2019 as compared to $119.9 million during the corresponding period of the prior fiscal year. Cash used in investing activities during the six months ended March 31, 2019 included cash outflow of $442.7 million for the acquisition of GENEWIZ, $9.7 million of capital expenditures, and $1.3 million for the purchases of marketable securities, partially offset by cash inflows from the proceeds of sales and maturities of marketable securities of $51.5 million. Cash used in investing activities during the six months ended March 31, 2018 included cash payments of $65.0 million for acquisitions, $49.6 million for the purchases of marketable securities and $5.7 million of capital expenditures.

Financing Activities

Cash provided by financing activities was $320.0 million during the six months ended March 31, 2019 as compared to $184.0 million during the corresponding period of the prior fiscal year. Cash provided by financing activities during the six months ended March 31, 2019 included net cash inflows of $334.1 million primarily related to net proceeds from the incremental term loan secured in November 2018 and the syndication of the incremental term loan in February 2019, partially offset by cash dividend payments of $14.4 million. Cash provided by financing activities during the first half of fiscal year 2018 included cash inflows of $197.6 million related to proceeds from the term loan originated in October 2017, partially offset by cash dividend payments of $14.1 million and principal payments of $0.5 million.

China Facility

In April 2019, the Company committed to construct a facility in Suzhou China, to consolidate the Suzhou operations of its GENEWIZ business and provide an infrastructure to support future growth.  The facility will be constructed in two phases.  The company expects to incur $50.0 to $55.0 million of capital expenditures over the next five years, of which up to $10.0 million is expected to be incurred during 2019.

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

On February 15, 2019, we syndicated the $350.0 million term loan to a group of new lenders which met the criteria of a debt extinguishment. We wrote off the carrying value of the incremental term loan of $340.1 million as of February 15, 2019 and recorded the syndicated incremental term loan at its present value for $349.1 million and a loss on debt extinguishment for $9.1 million. The syndicated loan was issued at $345.2 million, or 98.9% of its part value resulting in a discount of $4.0 million which represented financing costs which are presented as a reduction of the term loan principal balance in the  accompanying unaudited Consolidated Balance Sheets and will be accreted over the life of the loan. Except as provided in the Amendment for increase of interest rates, the new loan is subject to the same terms and conditions as set forth in the incremental term loan.

The term loans mature and becomes fully payable on October 4, 2024. Installment principal payments equal to 0.25% of the initial principal amount of the term loan are payable on the last day of each quarter, with any remaining principal amount becoming due and payable on the maturity date. During the six months ended March 31, 2019, we made principal payments of $3.2 million related to the term loans. Subject to certain conditions stated in the term loan agreement, we may redeem the term loans at any time at our option without a significant premium or penalty, except for a repricing transaction, as defined in the original term loan agreement and the Amendment. We would also be required to redeem the term loan at the principal amounts then outstanding upon the occurrence of certain events, as set forth in the original term loan agreement and the Amendment.

In connection with the GENEWIZ acquisition, we assumed three five-year term loans and two one-year term loans. At March 31, 2019, we had an aggregate outstanding principal balance of $3.9 million for these term loans.

At March 31, 2019, the aggregate outstanding principal balance of the term loans was $543.5 million, excluding unamortized deferred financing costs of $6.1 million. Borrowings under the term loan bear variable interest rates. As a result, we may experience exposure to interest rate risk due to the potential volatility associated with the variable interest rates on the term loan. If rates increase, we may be subject to higher costs of servicing the loan which could reduce our profitability and cash flows. During the six months ended March 31, 2019, the weighted average stated interest rate on the term loan was 5.2%. During the six months ended March 31, 2019, we incurred aggregate interest expense of $12.3 million on the term loans. Our debt service requirements are expected to be funded through our existing sources of liquidity and operating cash flows.

The term loan agreement and the Amendment contain certain customary representations and warranties, covenants and events of default. As of March 31, 2019, we were in compliance with all covenants and conditions under the term loan agreement.

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

As of March 31, 2019, we had approximately $51.3 million available for borrowing under the line of credit. There were no amounts outstanding pursuant to the line of credit as of March 31, 2019. The amount of funds available for borrowing under the line of credit arrangement may fluctuate each period based on our borrowing base availability. The line of credit contains certain customary representations and warranties, a financial covenant, affirmative and negative covenants, as well as events of default. We were in compliance with the line of credit covenants as of March 31, 2019. Although we believe we will be able to generate sufficient cash in the United States and foreign jurisdictions to fund future operating costs, we secured the revolving line of credit as an additional assurance for maintaining liquidity in the United States during potentially severe downturns of the cyclical semiconductor market, and for strategic investments or acquisitions.

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

Dividends

On April 26, 2019, the Company’s Board of Directors declared a cash dividend of $0.10 per share payable on June 28, 2019 to common stockholders of record as of June 7, 2019.  Dividends are declared at the discretion of our Board of Directors and depend on actual cash flow from operations, our financial condition, debt service and capital requirements, and any other factors our Board of Directors may consider relevant. We intend to pay quarterly cash dividends in the future; however, the amount and timing of these dividends may be impacted by the cyclical nature of certain markets we serve. We may reduce, delay or cancel a quarterly cash dividend based on the severity of a cyclical downturn.

Share Repurchase Program

On September 29, 2015, our Board of Directors approved a share repurchase program for up to $50.0 million worth of our common stock. The timing and amount of any shares repurchased will be based on market and business conditions, legal requirements and other factors and repurchases may be commenced or suspended at any time at our discretion. There were no shares repurchased under this program during the six months ended March 31, 2019 and there have been no shares repurchased under this program since its inception.

Contractual Obligations and Requirements

Our non-cancellable inventory purchase commitments were $88.3 million at March 31, 2019.

At March 31, 2019, we had approximately $1.3 million of letters of credit outstanding related primarily to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from our customers in the event that the product is not delivered or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if we fail to meet certain contractual requirements. None of these obligations were called during the six months ended March 31, 2019, and we currently do not anticipate any of these obligations to be called in the near future.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including fluctuations in foreign currency exchange rates and changes in interest rates affecting interest payments on our term loan and investment return on our cash, cash equivalents and marketable securities.

Interest Rate Exposure

Our term loans bear variable interest rates which subject us to interest rate risk. Our primary interest rate risk exposure results from changes in the short-term LIBOR rate, the federal funds effective rate and the prime rate. As of March 31, 2019, the weighted average stated interest rate on the term loans was 5.2%. At March 31, 2019, the outstanding term loans principal balance was $543.5 million, net of unamortized deferred financing costs of $6.1 million. During the six months ended March 31, 2019, we incurred cash interest expense of $12.3 million on the term loans. A hypothetical 100 basis point change in interest rates would result in a $2.5 million change in interest expense incurred during the six months ended March 31, 2019.

Our cash and cash equivalents consist principally of money market securities that are short-term in nature. At March 31, 2019, our total short-term and long-term investments were $2.8 million, consisting mostly of highly rated corporate debt securities and other debt securities. At March 31, 2019, we had no securities in unrealized losses position. A hypothetical 100 basis point change in interest rates would result in insignificant increase in interest income earned during the six months ended March 31, 2019.

Currency Rate Exposure

We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were approximately 37% and 33% of our total sales, respectively, during the six months ended March 31, 2019 and 2018. These sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.

In the normal course of our business, we have liquid assets denominated in non-functional currencies which include cash, short-term advances between our legal entities and accounts receivable which are subject to foreign currency exposure. Such balances were approximately $140.5 million and $84.7 million, respectively, at March 31, 2019 and September 30, 2018, and related to the Euro, British Pound and a variety of Asian currencies. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to mitigate our exposures to currency movement. We incurred foreign currency losses of $0.6 million and $2.5 million, respectively, during the six months ended March 31, 2019 and 2018, which related to the currency fluctuation on these balances between the time the transaction occurred and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at March 31, 2019 and 2018 would result in an approximate change of $2.8 million and $2.1 million, respectively, in our net income during the six months ended March 31, 2019 and 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

On September 29, 2015, our Board of Directors approved a share repurchase program for up to $50.0 million worth of our common stock. The timing and amount of any shares repurchased are based on market and business conditions, legal requirements and other factors and repurchases may be commenced or suspended at any time at our discretion. There were no shares repurchased under this program during the six months ended March 31, 2019.

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

101

The following material from the Company’s Quarterly Report on Form 10‑Q, for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets; (ii) the unaudited Consolidated Statements of Operations; (iii) the unaudited Consolidated Statements of Comprehensive Income; (iv) the unaudited Consolidated Statements of Cash Flows; and (v) the Notes to the unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

Date: May 3, 2019	/s/ Lindon G. Robertson
Lindon G. Robertson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 3, 2019	/s/ David Pietrantoni
David Pietrantoni
Vice President-Finance and Corporate Controller
(Principal Accounting Officer)