Form 10-Q
period 2019-06-30
Brooks Automation, Inc.
filed 2019-08-02
CIK 933974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, July 26, 2019: common stock, $0.01 par value and 72,224,406 shares outstanding.

BROOKS AUTOMATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BROOKS AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	June 30,	September 30,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$156,852	$197,708
Marketable securities	35	46,281
Accounts receivable, net	163,105	125,192
Inventories	104,786	96,986
Prepaid expenses and other current assets	40,441	31,741
Current assets held for sale	61,665	66,148
Total current assets	526,884	564,056
Property, plant and equipment, net	98,330	59,988
Long-term marketable securities	2,874	7,237
Long-term deferred tax assets	25,345	43,798
Goodwill	490,545	255,876
Intangible assets, net	262,195	99,956
Other assets	21,126	5,294
Non-current assets held for sale	65,561	59,052
Total assets	$1,492,860	$1,095,257
Liabilities and Stockholders' Equity
Current liabilities
Current portion of long term debt	$6,326	$2,000
Accounts payable	47,789	44,724
Deferred revenue	30,598	25,884
Accrued warranty and retrofit costs	7,190	6,340
Accrued compensation and benefits	28,629	29,322
Accrued restructuring costs	280	659
Accrued income taxes payable	7,784	6,746
Accrued expenses and other current liabilities	33,655	30,405
Current liabilities held for sale	12,741	18,537
Total current liabilities	174,992	164,617
Long-term debt	534,748	194,071
Long-term tax reserves	15,044	1,102
Long-term deferred tax liabilities	16,025	7,135
Long-term pension liabilities	4,865	4,255
Other long-term liabilities	8,953	5,547
Non-current liabilities held for sale	107	698
Total liabilities	754,734	377,425
Commitments and contingencies (Note 16)
Stockholders' Equity
Preferred stock, $0.01 par value - 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value - 125,000,000 shares authorized, 85,681,274 shares issued and 72,219,405 shares outstanding at June 30, 2019, 84,164,130 shares issued and 70,702,261 shares outstanding at September 30, 2018	857	841
Additional paid-in capital	1,915,138	1,898,434
Accumulated other comprehensive income	14,586	13,587
Treasury stock, at cost- 13,461,869 shares	(200,956)	(200,956)
Accumulated deficit	(991,499)	(994,074)
Total stockholders' equity	738,126	717,832
Total liabilities and stockholders' equity	$1,492,860	$1,095,257

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue
Products	$128,397	$135,278	$381,827	$362,082
Services	75,483	37,085	199,810	109,832
Total revenue	203,880	172,363	581,637	471,914
Cost of revenue
Products	77,203	82,340	229,580	216,504
Services	43,167	23,208	115,951	71,949
Total cost of revenue	120,370	105,548	345,531	288,453
Gross profit	83,510	66,815	236,106	183,461
Operating expenses
Research and development	14,235	12,045	41,485	34,797
Selling, general and administrative	52,596	42,142	158,509	120,741
Restructuring charges	256	81	685	129
Total operating expenses	67,087	54,268	200,679	155,667
Operating income	16,423	12,547	35,427	27,794
Interest income	108	689	847	1,193
Interest expense	(8,041)	(2,465)	(21,348)	(6,842)
Loss on extinguishment of debt	—	—	(9,051)	—
Other expenses, net	(309)	(608)	(1,116)	(3,047)
Income before income taxes	8,181	10,163	4,759	19,098
Income tax (benefit) provision	7,260	5,350	400	(49,831)
Income from continuing operations	921	4,813	4,359	68,929
Income from discontinued operations, net of tax	6,333	17,793	20,731	37,183
Net income	$7,254	$22,606	$25,090	$106,112
Net loss attributable to noncontrolling interest	—	111	—	111
Net income attributable to Brooks Automation, Inc.	$7,254	$22,717	$25,090	$106,223
Basic net income per share attributable to Brooks Automation, Inc. common stockholders:
Income from continuing operations	$0.01	$0.07	$0.06	$0.98
Income from discontinued operations, net of tax	0.09	0.25	0.29	0.53
Basic net income per share	$0.10	$0.32	$0.35	$1.51
Diluted net income per share attributable to Brooks Automation, Inc. common stockholders:
Income from continuing operations	$0.01	$0.07	$0.06	$0.97
Income from discontinued operations, net of tax	0.09	0.25	0.29	0.52
Diluted net income per share	$0.10	$0.32	$0.35	$1.50
Weighted average shares used in computing net income per share:
Basic	72,188	70,596	71,903	70,425
Diluted	72,470	70,978	72,313	70,933

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net income	$7,254	$22,606	$25,090	$106,112
Other comprehensive income (loss), net of tax:
Cumulative foreign currency translation adjustments	2,724	(5,998)	888	3,288
Unrealized gains (losses) on marketable securities, net of tax effects of $0 during each of the three and nine months ended June 30, 2019, and ($26) during each of the three and nine months ended June 30, 2018	—	(122)	111	(122)
Actuarial gains (losses), net of tax effects of ($3) and $0 during the three and nine months ended June 30, 2019, respectively, ($1) and ($3) during the three and nine months ended June 30, 2018, respectively	9	(3)	—	(6)
Total other comprehensive income (loss), net of tax	2,733	(6,123)	999	3,160
Comprehensive loss attributable to noncontrolling interest	—	111	—	111
Comprehensive income	$9,987	$16,594	$26,089	$109,383

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net income	$25,090	$106,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,429	27,621
Stock-based compensation	15,172	14,999
Amortization of premium on marketable securities and deferred financing costs	766	565
Earnings of equity method investments	(4,876)	(4,931)
Loss recovery on insurance claim	—	(1,103)
Deferred income tax benefit	(9,207)	(48,274)
Loss on extinguishment of debt	9,051	—
Other gains on disposals of assets	156	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,456)	(32,887)
Inventories	(6,431)	(21,647)
Prepaid expenses and other assets	2,109	(4,395)
Accounts payable	(6,761)	16,656
Deferred revenue	4,959	487
Accrued warranty and retrofit costs	1,022	(192)
Accrued compensation and tax withholdings	(9,404)	(1,252)
Accrued restructuring costs	(361)	(1,523)
Proceeds from recovery on insurance claim	1,082	—
Accrued expenses and other liabilities	1,901	(7,478)
Net cash provided by operating activities	58,241	42,758
Cash flows from investing activities
Purchases of property, plant and equipment	(15,548)	(9,320)
Purchases of marketable securities	(1,290)	(58,312)
Sales of marketable securities	48,904	—
Maturities of marketable securities	2,557	8,450
Acquisitions, net of cash acquired	(442,704)	(82,977)
Proceeds from sales of property, plant and equipment	—	200
Net cash used in investing activities	(408,081)	(141,959)
Cash flows from financing activities
Proceeds from term loans, net of discount	686,386	197,554
Proceeds from issuance of common stock	1,548	1,395
Payments of financing costs	(687)	(318)
Principal payments on debt	(354,940)	(1,000)
Payments of capital lease	(849)	—
Common stock dividends paid	(21,658)	(21,202)
Net cash provided by financing activities	309,800	176,429
Effects of exchange rate changes on cash and cash equivalents	(816)	526
Net increase (decrease) in cash and cash equivalents	(40,856)	77,754
Cash and cash equivalents, beginning of period	197,708	101,622
Cash and cash equivalents, end of period	$156,852	$179,376
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	$1,847	$1,418

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

(In thousands, except share data)

							Total
							Brooks
		Common		Accumulated			Automation,
	Common	Stock at	Additional	Other			Inc.	Noncontrolling
	Stock	Par	Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’	Interests in	Total
	Shares	Value	Capital	Income	Deficit	Stock	Equity	Subsidiaries	Equity
	(In thousands, except share data)
Balance September 30, 2017	83,294,848	$833	$1,874,918	$15,213	$(1,082,364)	$(200,956)	$607,644	$—	$607,644
Shares issued under restricted stock and purchase plans, net	801,376	8	1,388				1,396		1,396
Stock-based compensation			14,999				14,999		14,999
Common stock dividends declared, at $0.30 per share					(21,203)		(21,203)		(21,203)
Foreign currency translation adjustments				3,288			3,288		3,288
Changes in unrealized gains on marketable securities, net of tax effects of ($26)				(122)			(122)		(122)
Actuarial losses, net of tax effects of ($3)				(6)			(6)		(6)
Net income					106,223		106,223	(111)	106,112
Balance June 30, 2018	84,096,224	$841	$1,891,305	$18,373	$(997,344)	$(200,956)	$712,219	$(111)	$712,108

Balance September 30, 2018	84,164,130	$841	$1,898,434	$13,587	$(994,074)	$(200,956)	$717,832	$—	$717,832
Shares issued under restricted stock and purchase plans, net	1,517,144	16	1,532				1,548		1,548
Stock-based compensation			15,172				15,172		15,172
Common stock dividends declared, at $0.30 per share					(21,656)		(21,656)		(21,656)
Foreign currency translation adjustments				888			888		888
Changes in unrealized losses on marketable securities, net of tax effects of ($0)				111			111		111
Cumulative effect of adoption of ASC 606				—	(859)		(859)		(859)
Net income					25,090		25,090		25,090
Balance June 30, 2019	85,681,274	$857	$1,915,138	$14,586	$(991,499)	$(200,956)	$738,126	$—	$738,126

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation

The unaudited consolidated financial statements of Brooks Automation, Inc. and its subsidiaries (“Brooks”, or the “Company”) included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all material adjustments, which are of a normal and recurring nature and necessary for a fair statement of the financial position and results of operations and cash flows for the periods presented, have been reflected in the accompanying unaudited consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) for the fiscal year ended September 30, 2018 (the "2018 Annual Report on Form 10-K"). The accompanying Consolidated Balance Sheet as of September 30, 2018 was derived from the audited annual consolidated financial statements as of the period then ended.

Discontinued Operations

In the fourth quarter of fiscal year 2018, the Company entered into a definitive agreement to sell its semiconductor cryogenics business to Edwards Vacuum LLC (a member of the Atlas Copco Group), (the “Disposition”). The Company determined that the semiconductor cryogenics business met the “held for sale” criteria and the “discontinued operations” criteria in accordance with Financial Accounting Standard Boards (“FASB”) Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements, (“FASB ASC 205”) as of September 30, 2018. The Consolidated Balance Sheets and Consolidated Statements of Operations, and the notes to the Consolidated Financial Statements were restated for all periods presented to reflect the discontinuation of the semiconductor cryogenics business, in accordance with FASB ASC 205. The discussion in the notes to these Consolidated Financial Statements, unless otherwise noted, relate solely to the Company's continuing operations. Please refer to Note 3, “Discontinued Operations” for further information.

On July 1, 2019, the Company completed the Disposition for $675.0 million, subject to adjustments for working capital and other items. The Company expects net cash proceeds from the sale to be approximately $550 million, after adjustments and deducting taxes and other items. In connection with the closing the Company entered into Amendment No. 2 to the Asset Purchase Agreement with the purchaser. As part of this amendment, liabilities assumed by the purchaser were revised to include accounts payable related to the semiconductor cryogenics business. As of September 30, 2018, the Company has revised its accounts payable balance on a continuing operations basis to exclude accounts payable related to the semiconductor cryogenics business and revised its current liabilities held for sale balance to include accounts payable related to the semiconductor cryogenics business on its Consolidated Balance Sheets. Accounts payable and total liabilities of the discontinued operation have also been revised in Note 3, “Discontinued Operations” below. As of September 30, 2018, the accounts payable balance related to the semiconductor cryogenics business was $11.1 million. The Company will also revise these balances in previously reported historical periods in the event those periods are presented in future filings.

Revision of Prior Period Financial Statements

During the three months ended March 31, 2019, the Company identified a misclassification related to the presentation of the product and service revenue and the cost of product and service revenue related to the GENEWIZ Group (“GENEWIZ”) in the Company's Consolidated Statements of Operations for the three months ended December 31, 2018. The total revenue and cost of revenue related to GENEWIZ for the three months ended December 31, 2018 were included in the product revenue and cost of product revenue line items instead of the service revenue and cost of service revenue line items in the Consolidated Statements of Operations in the Quarterly Report on Form 10-Q for the three months ended December 31, 2018. GENEWIZ was acquired during the three months ended December 31, 2018 and therefore the misclassification did not impact any other historical periods. The misclassification had no impact on total revenue or the total cost of revenue, gross profit, operating income (loss), net income (loss), as well as basic and diluted net income (loss) per share during any of the periods presented. Additionally, the misclassification had no impact on the Company's consolidated balance sheets and consolidated statements of cash flows during any of the prior periods. The Company considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements in evaluating whether the Company’s previously issued consolidated financial statements were materially misstated. The Company concluded this misclassification was not material individually or in the aggregate to the financial statements presented for the three months ended December 31, 2018, and therefore, amendments of the previously filed Quarterly Report on Form 10-Q for the three months ended December 31, 2018 were not required. The revision for this correction to the three months ended December 31, 2018 is reflected in the reported revenue and cost of revenue classification for the nine months ended June 30, 2019 in this Quarterly Report on Form 10-Qand will be corrected in any future filings containing such financial information for the three months ended December 31, 2018.

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

Foreign currency exchange losses generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other expenses, net” in the Company’s unaudited Consolidated Statements of Operations. Net foreign currency transaction and remeasurement losses totaled $0.5 million and $0.6 million, respectively, during the three months ended June 30, 2019 and 2018 and $1.1 million and $3.1 million, respectively, during the nine months ended June 30, 2019 and 2018.

Derivative Instruments

The Company has transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. The Company enters into foreign exchange contracts to reduce its exposure to currency fluctuations. The forward contract arrangements that the Company enters into, typically mature in three months or less. These transactions do not qualify for hedge accounting. Net gains and losses related to these contracts are recorded as a component of "Other expenses, net" in the accompanying unaudited Consolidated Statements of Operations and are as follows for the three and nine months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Realized gains (losses) on derivatives not designated as hedging instruments	$3,770	$4,889	$2,916	$(1,332)

The fair values of the forward contracts are recorded in the Company’s accompanying unaudited Consolidated Balance Sheets as “Prepaid expenses and other current assets” and “Accrued expenses and other current liabilities”. Foreign exchange contract assets and liabilities are measured and reported at fair value based on observable market inputs and classified within Level 2 of the fair value hierarchy described below due to a lack of an active market for these contracts.

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

As of June 30, 2019, the Company had no assets or liabilities measured and recorded at fair value on a recurring basis using Level 3 inputs.

Recently Issued Accounting Pronouncements

In May 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-05, Financial Instruments - Credit Losses (Topic 326) - Targeted Transition Relief, which provides transition relief for entities adopting ASU 2016-13. The amendments in ASU 2019-05 allow entities to elect the fair value option on certain financial instruments. ASU 2019-05 amends ASU 2016-13 to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that were previously recorded at amortized cost and are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. Entities are required to make this election on an instrument-by-instrument basis. ASU 2019-05’s amendments should be applied “on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings in the statement of financial position as of the date that an entity adopted the amendments in ASU 2016-13.” Certain disclosures are required. For entities that have not adopted ASU 2016-13, the effective date of ASU 2019-05 will be the same as the effective date of ASU 2016-13 which is for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted if the entity has adopted ASU 2016-13. The Company is currently evaluating the impact of this ASU.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which makes targeted changes to standards on credit losses, hedging, and recognizing and measuring financial instruments to clarify them and address implementation issues. The amendments clarify the scope of the credit losses standard and address issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. On recognizing and measuring financial instruments, the amendments address the scope of the guidance, the requirement for remeasurement under ASC 820 when using the measurement alternative, certain disclosure requirements and which equity securities have to be remeasured at historical exchange rates. The amendments in ASU 2019-04 related to ASU 2016-01 are effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted if the entity has adopted those standards. The Company is currently evaluating the impact of this ASU.

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) - Codification Improvements, which makes targeted changes to lessor accounting and clarifies interim transition disclosure requirements. The targeted changes to the lessor accounting are not applicable to the Company because it is not in the industry to be targeted by the guidance. The ASU clarifies that companies are exempt from making the interim period transition disclosures required by ASC 250, Accounting Changes and Error Corrections, for the period in which a change in accounting principle is made as a result of adopting ASC 842. This interim period disclosure exemption is consistent with ASC 842, which already allowed companies to exclude the annual effect of the accounting change on income from continuing operations, net income and per-share amounts for periods post-adoption. This ASU is effective for fiscal years ending after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this ASU.

In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. The amendments create a lessor practical expedient applicable to sales and other similar taxes incurred in connection with a lease and simplify lessor accounting for lessor costs paid by the lessee. The ASU permits lessors to present sales and other similar taxes that arise from a specific leasing transaction on a net basis. It requires lessors to present lessor costs paid by the lessee directly to a third party on a net basis – regardless of whether the lessor knows, can determine or can reliably estimate those costs. It requires lessors to present lessor costs paid by the lessee to the lessor on a gross basis. It clarifies that lessors should recognize variable payments allocable to non-lease components as revenue in accordance with relevant other guidance. The effective date coincides with the effective date of the new leases standard for companies that have not early adopted. As such, this ASU is effective for fiscal years ending after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this ASU.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. The provisions may be adopted prospectively or retrospectively. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this ASU.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820 to add and remove disclosure requirements related to fair value measurement. The amendments include new disclosure requirement for changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The amendments eliminated disclosure requirements for amount of and reasons for transfers between Level 1 and Level 2, valuation processes for Level 3 fair value measurements, and policy for timing of transfers between levels of the fair value hierarchy. In addition, the amendments modified certain disclosure requirement to provide clarification or to promote appropriate exercise of discretion by entities. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted. The Company is currently evaluating the impact of this ASU.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which amends ASC 326 to add, remove, and clarify disclosure requirements related to credit losses of financial instruments. The new guidance introduces a new "expected loss" impairment model which applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities and other financial assets. Entities are required to estimate expected credit losses over the life of financial assets and record an allowance against the assets’ amortized cost basis to present them at the amount expected to be collected. Additionally, the guidance amends the impairment model for available for sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on such debt security is a credit loss. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The standard should be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company expects to adopt the guidance during the first quarter of fiscal year 2021 and is currently evaluating the impact of this guidance on its financial position and results of operations.

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

Upon adoption of ASC 606, the Company recorded a cumulative effect adjustment of $0.9 million, net of a tax adjustment of $0.4 million, which resulted in an increase to the opening accumulated deficit balance on the Consolidated Balance Sheet, primarily driven by deferral of previously recognized revenue within the Brooks Life Sciences segment, offset by deferral of previously recognized commission expense within the Brooks Life Sciences segment and acceleration of revenue within the Brooks Semiconductor Solutions Group segment.

A portion of the adjustment related to the acceleration of revenue within the Brooks Semiconductor Solutions Group segment resulted from the change in the revenue recognition rules. Upon the adoption of ASC 606, the Company is no longer required to defer revenue in accordance with billing constraints defined in the contract with the customer. The change impacted the Company’s semiconductor contamination control solutions revenue stream as under ASC 606, the Company recognizes revenue in an amount equivalent to the transfer of control that has occurred. (Please refer to Note 13, “Revenue from Contracts with Customers” for further information on when control is transferred). As a result, revenue previously deferred due to the contractual billing restraints that otherwise met the revenue recognition requirements was accelerated into the opening accumulated deficit balance resulting in an increase to accumulated deficit of $0.9 million as of October 1, 2018.

A portion of the adjustment related to the deferral of previously recognized revenue within the Brooks Life Science segment related to fees associated with registration of biological samples. This adjustment is derived from the new requirement to recognize revenue associated with certain sample life cycle management solutions transactions over time under ASC 606, while historically these transactions have been recorded at a point in time. Registration fees for these samples were previously recognized as revenue at a point in time upon completion of the registration and are now required to be recognized ratably over the period of benefit under ASC 606. As a result, upon adopting ASC 606, the Company deferred previously recognized registration fee revenue for contracts not completed as of the effective date. The period of benefit associated with registration fees has been determined to be approximately 24 months resulting in the deferral of revenue historically recognized at a point in time over this period. This change resulted in a decrease to accumulated deficit of $3.1 million as of October 1, 2018.

A portion of the adjustment is related to the deferral of previously recognized commission expense within the Brooks Life Science segment. This portion of the adjustment is derived from the new requirement to recognize the cost to obtain certain transactions over time under ASC 340-40, while historically this expense has been recognized at a point in time. The standard requires certain costs incurred to obtain a contract to be recorded as an asset when incurred and expensed as the transfer of control of the underlying performance obligations occur or over the estimated customer life, depending on the nature of the underlying contract. As a result, upon adopting ASC 606, the Company deferred previously recognized costs for contracts not completed as of the effective date. The estimated customer life has been determined to be approximately 60 months resulting in the deferral of costs historically expensed at a point in time over this period. This change resulted in an increase to accumulated deficit of $1.5 million as of October 1, 2018.

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

	Three Months Ended June 30, 2019
		Without adoption of	Effect of Change
	As Reported	ASC 606	Higher/(Lower)

Revenue	$203,880	$204,738	$(858)
Cost of revenue	120,370	120,838	(468)
Gross profit	83,510	83,900	(390)
Operating expenses	67,087	66,914	173
Operating income	$16,423	$16,986	$(563)

	Nine Months Ended June 30, 2019
		Without adoption of	Effect of Change
	As Reported	ASC 606	Higher/(Lower)

Revenue	$581,637	$584,061	$(2,424)
Cost of revenue	345,531	347,009	(1,478)
Gross profit	236,106	237,052	(946)
Operating expenses	200,679	200,109	570
Operating income	$35,427	$36,943	$(1,516)

	June 30, 2019
		Without adoption of	Effect of Change
	As Reported	ASC 606	Higher/(Lower)
Prepaid expenses and other current assets	$40,441	$36,388	$4,053
Other assets	21,126	20,212	914
Deferred revenue	30,598	28,033	2,565
Accumulated deficit	(991,499)	(993,901)	2,402

The difference between the reported results and the results without the adoption of ASC 606 was primarily driven from the elimination of revenue constraints due to billing limitations that resulted in acceleration of revenue within the Brooks Semiconductor Solutions Group segment and the deferral of fees associated with the registration of biological samples within the Brooks Life Science segment. Amortization of costs to obtain a contract capitalized through the cumulative effect adjustment described above have resulted in additional expense in the current period under ASC 606. Except as disclosed above, the adoption of ASC 606 did not have a significant impact on the Company’s Consolidated Statement of Operations for the three and nine months ended June 30, 2019 and Consolidated Balance Sheet as of June 30, 2019.

Other

For further information with regard to the Company’s significant accounting policies, please refer to Note 2 "Summary of Significant Accounting Policies" to the Company’s consolidated financial statements included in the 2018 Annual Report on Form 10-K.

3. Discontinued Operations

On August 27, 2018, the Company entered into a definitive agreement to sell its semiconductor cryogenics business to Edwards Vacuum LLC (a member of the Atlas Copco Group) (“Edwards”) for $675.0 million in cash, subject to adjustments. On July 1, 2019, the Company completed the sale for $675.0 million, subject to adjustments for working capital and other items. The Company expects net cash proceeds from the sale to be approximately $550 million, after adjustments and deducting taxes and other items.

The semiconductor cryogenics business consists of the CTI pump business, Polycold chiller business, the related services business and the Company's 50% share in Ulvac Cryogenics, Inc., a joint venture based in Japan. The semiconductor cryogenics business was originally acquired by the Company in its 2005 merger with Helix Technology Corporation. The operating results of the semiconductor cryogenics business had been included in the Brooks Semiconductor Solutions Group segment before the plan of disposition.

In connection with the closing of the Disposition on July 1, 2019, the Company and Edwards entered into a transition service agreement, a supply agreement, and lease agreements. The transition service agreement outlines the information technology, people, and facility support the Company will provide to Edwards for a period up to 9 months after transaction closing date. The supply agreement allows the Company to purchase CTI and Polycold goods at cost from Edwards up to an aggregate amount equal to $1.0 million during the one-year term after closing of the Disposition. The lease agreements provide facility space to Edwards free of charge for three years after the transaction closing date. Edwards will have the option to renew each lease at the then current market rates after the initial three-year lease term has ended. This Disposition is consistent with the Company’s long-standing strategy to increase shareholder value by accelerating the growth of its Life Sciences business with further acquisitions and strengthening its semiconductor automation business with opportunistic acquisitions.

The Disposition met the "held for sale" criteria and the “discontinued operation” criteria in accordance with FASB ASC 205 as of September 30, 2018. As such, its operating results have been reported as a discontinued operation for all periods presented.

The following table presents the financial results of discontinued operations (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Revenue
Products	$23,546	$38,834	$76,227	$114,706
Services	10,994	12,283	33,291	33,448
Total revenue	34,540	51,117	109,518	148,154
Cost of revenue
Products	15,451	22,289	47,148	65,436
Services	6,288	6,231	19,016	16,866
Total cost of revenue	21,739	28,520	66,164	82,302
Gross profit	12,801	22,597	43,354	65,852
Operating expenses
Research and development	2,279	2,073	6,605	5,483
Selling, general and administrative	4,808	6,392	17,005	16,823
Restructuring charges	24	-	24	2
Total operating expenses	7,111	8,465	23,634	22,308
Operating income	5,690	14,132	19,720	43,544
Other income, net	418	292	985	819
Income before income taxes and earnings of equity method investment	6,108	14,424	20,705	44,363
Income tax provision (benefit)	1,610	(2,040)	4,850	12,111
Income before equity in earnings of equity method investment	4,498	16,464	15,855	32,252
Equity in earnings of equity method investment	1,835	1,329	4,876	4,931
Net income	$6,333	$17,793	$20,731	$37,183

The table above reflects revenue for the three and nine months ended June 30, 2019 in accordance with ASC 606, while results for the three and nine months ended June 30, 2018 have not been restated and are reported in accordance with the governing revenue recognition standards applicable to those periods prior to adoption of ASC 606. Results for the three and nine months ended June 30, 2019 were not significantly impacted by the adoption of ASC 606.

The Company performed its fiscal year 2018 annual goodwill impairment analysis in April 2018. This analysis was updated upon announcement of entering into a definitive agreement for the Disposition for the year ended September 30, 2018. The Company concluded that there was no impairment indicator related to the goodwill of the semiconductor cryogenics business at either date the impairment analysis was performed. The Company did not include goodwill related to the semiconductor cryogenics business in its annual impairment analysis in April 2019, as the Disposition was classified as assets held for sale.

The following table presents the summarized financial information for Ulvac Cryogenics, Inc., the unconsolidated subsidiaries accounted for based on the equity method (in thousands):

	June 30,	September 30,
	2019	2018
Balance Sheets:
Current assets	$76,534	$69,302
Non-current assets	22,175	21,338
Current liabilities	27,928	26,006
Non-current liabilities	9,338	8,397

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Statements of Operations:
Total revenue	$23,209	$22,272	$68,252	$68,236
Gross profit	9,905	7,998	27,134	26,209
Operating Income	5,267	3,845	14,476	14,103
Net income	3,674	2,436	9,777	9,715

The following table presents the significant non-cash items and capital expenditures for the discontinued operations that are included in the Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Depreciation and amortization	$4	$196	$4	$588
Capital expenditures	87	55	494	127
Stock-based compensation	215	238	635	730
Earnings of equity method investment	(1,835)	(1,329)	(4,876)	(4,931)

The carrying value of the assets and liabilities of the discontinued operations on the Consolidated Balance Sheet as of June 30, 2019 and September 30, 2018 were set forth in the table below (in thousands). Balances as of June 30, 2019 are presented under ASC 606, while balances as of September 30, 2018 have not been restated and are reported in accordance with the governing revenue recognition standards applicable to the period prior to adoption of ASC 606. The carrying value of the assets and liabilities associated with discontinued operations as of June 30, 2019 was not significantly impacted by the adoption of ASC 606:

	June 30,	September 30,
	2019	2018
Assets
Accounts receivable, net	$22,812	$27,852
Inventories	38,513	37,953
Other current assets	340	343

Total current assets of discontinued operation	$61,665	$66,148

Property, plant and equipment, net	$1,320	$1,081
Goodwill	26,484	26,485
Intangibles, net	15	14
Equity method investment	37,735	31,472
Other assets	7	-
Total long-term assets of discontinued operation	$65,561	$59,052

Liabilities
Accounts payable	$8,511	$11,149
Deferred revenue	1,126	1,052
Accrued warranty and retrofit costs	2,555	2,464
Other current liabilities	549	3,872
Total current liabilities of discontinued operation	$12,741	$18,537

Long-term liabilities of discontinued operation	$107	$698

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

Unrealized gains and losses are excluded from earnings and reported as a separate component of accumulated other comprehensive income until the security is sold or matures. Gains or losses realized from sales of marketable securities are computed based on the specific identification method and recognized as a component of "Other expenses, net" in the accompanying unaudited Consolidated Statements of Operations. There were no sales of marketable securities during the three and nine months ended June 30, 2018. There were no sales of marketable securities during the three months ended June 30, 2019. During the nine months ended June 30, 2019, the Company sold marketable securities with a fair value and amortized cost of $49.4 million and $49.5 million, respectively, and recognized net losses of $0.1 million. As a result, during this period, the Company collected cash proceeds of $48.9 million from the sale of marketable securities and reclassified net unrealized holding losses of $0.1 million from accumulated other comprehensive income into "Other expenses, net" in the accompanying unaudited Consolidated Statements of Operations as a result of these transactions.

The following is a summary of the amortized cost and the fair value, including accrued interest receivable and unrealized holding gains (losses) on the short-term and long-term marketable securities as of June 30, 2019 and September 30, 2018 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
June 30, 2019:
Bank certificates of deposits	$2	$—	$—	$2
Corporate securities	2,874	—	—	2,874
Other debt securities	33			33
	$2,909	$—	$—	$2,909
September 30, 2018:
U.S. Treasury securities and obligations of U.S. government agencies	$30,142	$(65)	$—	$30,077
Bank certificates of deposits	5,148	—	1	5,149
Corporate securities	14,763	(30)	—	14,733
Municipal securities	2,797	(17)	—	2,780
Other debt securities	779	—	—	779
	$53,629	$(112)	$1	$53,518

The fair values of the marketable securities by contractual maturities at June 30, 2019 are presented below (in thousands):

Fair Value
Due in one year or less	$35
Due after one year through five years	—
Due after five years through ten years	—
Due after ten years	2,874
Total marketable securities	$2,909

Expected maturities could differ from contractual maturities because the security issuers may have the right to prepay obligations without prepayment penalties.

The Company reviews the marketable securities for impairment at each reporting period to determine if any of the securities have experienced an other-than-temporary decline in fair value. The Company considers factors, such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of its amortized cost basis. If the Company believes that an other-than-temporary decline in fair value has occurred, it writes down the investment to its fair value and recognizes the credit loss in earnings and the non-credit loss in accumulated other comprehensive income or loss. There were no securities in an unrealized loss position as of June 30, 2019. The aggregate fair value of the marketable securities in an unrealized loss position was $43.0 million as of September 30, 2018. Aggregate unrealized losses for these securities were insignificant as of September 30, 2018 and are presented in the table above. As of September 30, 2018, marketable securities in an unrealized loss position were comprised primarily of U.S. Treasury securities, corporate securities, and municipal securities. The securities in an unrealized loss position as of September 30, 2018 were not considered other-than-temporarily impaired and, as such, the Company did not recognize impairment losses during the period then ended. The unrealized losses were attributable to changes in interest rates that impacted the value of the investments.

Cash equivalents of less than $0.1 million and $50.6 million, respectively, at June 30, 2019 and September 30, 2018 consist of money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

5. Acquisitions

Acquisition Completed in Fiscal Year 2019

Acquisition of the GENEWIZ Group

On November 15, 2018, the Company acquired all the outstanding capital stock of GENEWIZ, a leading global genomics service provider headquartered in South Plainfield, New Jersey. GENEWIZ provides genomics services that enable research scientists to advance their discoveries within the pharmaceutical, academic, biotechnology, agriculture and other markets. It provides gene sequencing and synthesis services for more than 4,000 institutional customers worldwide supported by their global network of laboratories spanning the United States, China, Japan, Germany and the United Kingdom. This transaction has added a new and innovative platform which the Company expects to leverage, along with its core capabilities, to add even more value to samples under the Company’s care.

The total cash purchase price for the acquisition was $442.7 million, net of cash acquired, which included a working capital settlement of $0.4 million. The Company used the proceeds of the incremental term loan described in Note 8, “Debt” to pay a portion of the purchase price.

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

The Company recorded the assets acquired and liabilities assumed related to GENEWIZ at their fair values as of the acquisition date, from a market participant’s perspective. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed on the acquisition date, its estimates and assumptions are subject to refinement. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. The finalization of the assignment of fair values will be completed within one year after the acquisition date. The following table presents the net purchase price and the fair values of the assets and liabilities of GENEWIZ on a preliminary basis (in thousands):

Fair Value of
Assets and
Liabilities
Accounts receivable, net	$26,952
Inventories	4,370
Prepaid expenses and other current assets	11,635
Property, plant and equipment, net	36,379
Goodwill	236,015
Intangible assets, net	189,129
Other assets	15,998
Current portion of long-term debt	(3,170)
Accounts payable	(6,522)
Deferred revenue	(67)
Accrued compensation and benefits	(5,144)
Other current liabilities	(7,411)
Long-term debt	(2,482)
Long-term tax reserves	(13,400)
Long-term deferred tax liabilities	(36,897)
Other long-term liabilities	(2,681)
Total purchase price, net of cash acquired	$442,704

The Company applied variations of the income approach to estimate the fair values of the intangibles assets acquired. The identifiable intangible assets include customer relationships (excess earnings method) of $125.5 million with a useful life of 14 years, completed technology (relief from royalty method) of $44.5 million with useful lives from 10 to 15 years and trademarks (relief from royalty method) of $19.1 million with a useful life of 13 years. The intangible assets acquired are amortized over the total weighted average period of 13.3 years using methods that approximate the pattern in which the economic benefits are expected to be realized. During the three months ended June 30, 2019, the Company recorded a measurement adjustment related to the revised valuation of the intangible assets which increased intangible assets by $0.6 million. The additional amortization related to this adjustment was recorded during the three months ended June 30, 2019.

Goodwill of $236.0 million largely reflects the potential synergies and expansion of the Company’s core technologies and offerings in the Life Sciences business. The goodwill from this acquisition is reported within the Brooks Life Sciences segment and is not tax deductible. During the three months ended March 31, 2019, a $0.3 million measurement period adjustment was recorded related to the working capital settlement which increased goodwill. During the three months ended June 30, 2019, the Company recorded measurement period adjustments which resulted in a net decrease to goodwill of $0.8 million. These adjustments included a $0.6 million increase to intangible assets which decreased goodwill, a $0.5 million decrease to tax related liabilities which decreased goodwill, partially offset by a $0.3 million decrease to an indemnification asset which increased goodwill and a $0.1 million increase for an asset retirement obligation which increased goodwill.

During the three months ended March 31, 2019, the Company made a measurement period adjustment in the amount of $0.7 million to Prepaid expenses and other current assets and $0.7 million to Accrued expenses and other current liabilities. The adjustment had no impact on goodwill.

The revenues and net income from GENEWIZ recognized in the Company's consolidated results of operations were $37.1 million and $2.4 million, respectively for the three months ended June 30, 2019. The revenues and net income from GENEWIZ recognized in the Company’s consolidated results of operations were $86.3 million and $3.0 million, respectively for the reporting period since acquisition. During the three months ended June 30, 2019, and the period since acquisition, net income included $3.3 million and $8.2 million, respectively, related to amortization expense of acquired intangible assets. The Company incurred $3.8 million in transaction costs with respect to the GENEWIZ acquisition during fiscal year 2018. During the three and nine months ended June 30, 2019, the Company incurred $0.1 million and $6.4 million, respectively, in transaction costs, which were recorded in "Selling, general and administrative" expenses within the accompanying unaudited Consolidated Statements of Operations.

The following unaudited pro forma information reflects the Company’s consolidated results of operations as if the acquisition had taken place on October 1, 2017. The unaudited pro forma information is not necessarily indicative of the results of operations that the Company would have reported had the transaction actually occurred at the beginning of these periods nor is it necessarily indicative of future results. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, including, but not limited to, anticipated costs savings from synergies or other operational improvements (in thousands).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(actual)	(pro forma)	(pro forma)

Revenue	$203,880	$204,450	$598,291	$561,397
Net income (loss)	921	2,973	(37,233)	53,318

The unaudited pro forma financial information presented in the table above has been adjusted to give effect to adjustments that are (1) directly related to the acquisition; (2) factually supportable; and (3) expect to have a continuing impact. These adjustments include, but are not limited to, the application of the Company’s accounting policies, elimination of related party transactions, depreciation and amortization related to fair value adjustments to property, plant and equipment and intangible assets, and interest expense on acquisition related debt.

To present the Company’s consolidated results of operations as if the acquisition had taken place on October 1, 2017, the unaudited pro forma earnings for the three months and the nine months ended June 30, 2018 have been adjusted to include the following additional expenses related to the acquisition: $3.1 million and $9.6 million, respectively, of depreciation and amortization related to the fair value step up of property, plant, and equipment and leases, and recording of intangible assets, and $4.9 million and $14.5 million, respectively, of interest expense related to financing activities. Revenue and net income (loss) for the three months ended June 30, 2019, as shown in the above table represents actual results as the Company owned GENEWIZ for the full period. The unaudited pro forma information for the nine months ended June 30, 2019 consists of GENEWIZ actual results of operations for the second and third quarter of fiscal year 2019 and GENEWIZ pro forma results of operations for the three months ended December 31, 2018. The unaudited pro forma earnings for the three months ended December 31, 2018 have been adjusted to include $1.6 million of depreciation and amortization related to the fair value step up of property, plant, and equipment and leases, and recording of intangible assets, and $2.0 million of interest expense related to financing activities. The net loss of $37.2 million for the nine months ended June 30, 2019 is mainly due to net loss of $38.2 million for the six months ended March 31, 2019.

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

The Company reports the results of operations for Tec-Sem in the Brooks Semiconductor Solutions Group segment starting from the acquisition date. The revenues and net income from Tec-Sem included in the Company's consolidated results for the three months ended June 30, 2019 were $12.0 million and $4.4 million, respectively. The revenues and net income from Tec-Sem included in the Company's consolidated results for the nine months ended June 30, 2019 were $27.1 million and $7.0 million, respectively. During the three months ended June 30, 2019, the net income included $0.5 million related to amortization expense of acquired intangible assets. During the nine months ended June 30, 2019, the net income included $0.2 million related to the step-up in value of the acquired inventories and $2.2 million related to amortization expense of acquired intangible assets.

The escrow at closing had a balance of $2.6 million which consisted of $1.8 million related to satisfaction of the sellers' indemnification obligations with respect to their representations and warranties and other indemnities. The remaining $0.8 million of the escrow balance is related to a performance obligation that the Company assumed at the acquisition date for the transfer of non-core wafer stocker technology to an unrelated third party. The Company collected $0.4 million from the escrow related to the delivery of the technology during the second quarter of fiscal year 2019.

The Company did not present a pro forma information summary for its consolidated results of operations for the three and nine months ended June 30, 2019 and 2018 as if the acquisition of Tec-Sem occurred on October 1, 2016 because such results were immaterial.

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

The operating results of 4titude have been reflected in the results of operations for the Brooks Life Sciences segment from the date of the acquisition. During the three months ended June 30, 2019, revenue and net income from 4titude recognized in the Company’s results of operations were $3.8 million and $0.2 million, respectively. During the nine months ended June 30, 2019, revenue and net loss from 4titude recognized in the Company’s results of operations were $12.4 million and $0.6 million, respectively. During the three and nine months ended June 30, 2019, the net income or loss included recurring charges of $0.9 million and $2.8 million, respectively, related to amortization expense of acquired intangible assets.

The Company did not present a pro forma information summary for its consolidated results of operations for the three and nine months ended June 30, 2019 and 2018 as if the acquisition of 4titude occurred on October 1, 2016 because such results were immaterial.

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

The operating results of the acquisition have been reflected in the results of operations for the Brooks Life Sciences segment from the date of the acquisition. The Company did not present a pro forma information summary for its consolidated results of operations for the three and nine months ended June 30, 2019 and 2018 as if the acquisition of BioSpeciMan occurred on October 1, 2016 because such results were immaterial.

6. Goodwill and Intangible Assets

Goodwill represents the excess of net book value over the estimated fair value of net tangible and identifiable intangible assets of a reporting unit. Goodwill is tested for impairment annually or more often if impairment indicators are present at the reporting unit level. If events occur or circumstances change that would more likely than not reduce fair values of the reporting units below their carrying values, goodwill will be evaluated for impairment between annual tests. No triggering events indicating goodwill impairment occurred during the nine months ended June 30, 2019.

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

As of June 30, 2019, the Company completed the annual goodwill impairment test for its five reporting units, including Automation Solutions, Contamination Control Solutions and Global Semiconductor Services within the Brooks Semiconductor Solutions Group segment, as well as Sample Management and GENEWIZ within the Brooks Life Sciences segment. Based on the test results, the Company determined that no adjustment to goodwill was necessary. The Company conducted a qualitative assessment for three reporting units within the Brooks Semiconductor Solutions Group segment and determined that it was more likely than not that their fair values were more than their carrying values. As a result of the analysis, the Company did not perform the quantitative assessment for these reporting units, and did not perform a quantitative analysis and, therefore, did not recognize any impairment losses. The Company performed the quantitative goodwill impairment test for the two reporting units within the Brooks Life Sciences segment. The Company determined that no adjustment to goodwill was necessary for these two reporting units. The

Sample Management reporting unit’s fair value significantly exceeded book value. The GENEWIZ reporting unit, which was recently acquired, had a fair value slightly above its book value.

The changes in the Company’s goodwill by operating segment since September 30, 2018 are as follows (in thousands):

	Brooks
	Semiconductor
	Solutions	Brooks
	Group	Life Sciences	Other	Total
Gross goodwill, at September 30, 2018	$636,907	$207,913	$26,014	$870,834
Accumulated goodwill impairments	(588,944)	—	(26,014)	(614,958)
Goodwill, net of accumulated impairments, at September 30, 2018	47,963	207,913	—	255,876
Acquisitions and adjustments	—	234,669	—	234,669
Gross goodwill, at June 30, 2019	636,907	442,582	26,014	1,105,503
Accumulated goodwill impairments	(588,944)	—	(26,014)	(614,958)
Goodwill, net of accumulated impairments, at June 30, 2019	$47,963	$442,582	$—	$490,545

During the nine months ended June 30, 2019, the Company recorded a goodwill increase of $234.7 million primarily related to the acquisition of GENEWIZ, partially offset by the impact of foreign currency translation adjustments. Please refer to Note 5 "Acquisitions" for further information on this transaction.

The components of the Company’s identifiable intangible assets as of June 30, 2019 and September 30, 2018 are as follows (in thousands):

	June 30, 2019			September 30, 2018
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Patents	$5,302	$4,553	$749	$5,302	$4,325	$977
Completed technology	88,921	36,222	52,699	44,829	28,934	15,895
Trademarks and trade names	25,490	5,035	20,455	6,298	2,953	3,345
Customer relationships	267,225	79,002	188,223	142,489	62,750	79,739
Other intangibles	239	170	69	—	—	—
	$387,177	$124,982	$262,195	$198,918	$98,962	$99,956

Amortization expense for intangible assets was $26.2 million and $17.7 million, respectively, during the nine months ended June 30, 2019 and 2018.

Estimated future amortization expense for the intangible assets for the remainder of fiscal year 2019, the subsequent four fiscal years and thereafter is as follows (in thousands):

Fiscal year ended September 30,
2019	$9,025
2020	41,365
2021	37,494
2022	34,390
2023	31,267
Thereafter	108,654
$262,195

7. Line of Credit

The Company maintains a revolving line of credit under a credit agreement with Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. that provides for revolving credit facility of up to $75.0 million, subject to borrowing base availability, as defined in the credit agreement. The line of credit matures on October 4, 2022 and expires no less than 90 days prior to the term loan expiration. The proceeds from the line of credit are available for permitted acquisitions and general corporate purposes.

On October 4, 2017, the Company entered into a $200.0 million Senior Secured Term Loan Facility (the “term loan”) with Morgan Stanley Senior Funding, Inc., JPMorgan Chase Bank, N.A. and Wells Fargo Securities, LLC (collectively, the “lenders”). Coincident with the entry into the credit agreement for the term loan discussed in Note 8, “Debt” below, the Company amended certain terms and conditions of the credit agreement. Based on the amended terms of the credit agreement, the line of credit continues to provide for a revolving credit facility of up to $75.0 million, subject to borrowing base availability. Borrowing base availability under the amended credit agreement excludes collateral related to fixed assets and is redetermined periodically based on certain percentage of certain eligible U.S. assets, including accounts receivable and inventory. The sub-limits for letters of credit were reduced to $7.5 million under the amended terms of the credit agreement. All outstanding borrowings under the credit agreement are guaranteed by the Company and BioStorage Technologies, Inc., the Company’s wholly-owned subsidiary (“Biostorage”), and subordinated to the obligations under the term loan which are secured by a first priority lien on substantially all of the assets of the Company and Biostorage, other than accounts receivable and inventory. Please refer to Note 8, “Debt”, for further information on the term loan transaction.

As of June 30, 2019, the Company had approximately $48.7 million available for borrowing under the line of credit. There were no amounts outstanding under the line of credit as of June 30, 2019 and September 30, 2018. The Company records commitment fees and other costs directly associated with obtaining line of credit facility as deferred financing costs which are presented within "Other assets" in the accompanying unaudited Consolidated Balance Sheets. Deferred financing costs were $0.4 million and $0.5 million, respectively, at June 30, 2019 and September 30, 2018. Such costs are amortized over the term of the related facility arrangement and are included in “Interest expense” in the accompanying unaudited Consolidated Statements of Operations. The line of credit contains certain customary representations and warranties, a financial covenant and affirmative and negative covenants as well as events of default. The Company was in compliance with the line of credit covenants as of June 30, 2019 and September 30, 2018.

8. Debt

Term Loans

On October 4, 2017, the Company entered into a $200.0 million term loan with the lenders pursuant to the terms of a credit agreement. The term loan was issued at $197.6 million, or 98.8% of its par value, resulting in a discount of $2.4 million, or 1.2%, which represented loan origination fees paid at the closing. On November 15, 2018, the Company entered into an incremental amendment (the “Amendment”) to the existing credit agreement. Under the Amendment, the Company obtained an incremental term loan in an aggregate principal amount of $350.0 million. The proceeds of the incremental term loan were used to finance a portion of the purchase price for the Company’s acquisition of GENEWIZ. The incremental term loan was issued at $340.5 million, or 97.3% of its par value, resulting in a discount of $9.5 million, or 2.7%, which represented financing cost of the incremental term loan. Except as provided in the Amendment, the incremental term loan was subject to the same terms and conditions as set forth in the existing credit agreement. The loan principal amount under the credit agreement may be increased by an aggregate amount equal to $75.0 million plus any voluntary repayments of the term loans plus any additional amount such that the secured leverage ratio of the Company is less than 3.00 to 1.00.

On February 15, 2019, the Company syndicated the incremental term loan to a group of new lenders which met the criteria of a debt extinguishment. The Company wrote off the carrying value of the incremental term loan of $340.1 million as of February 15, 2019 and recorded the syndicated incremental term loan at its present value for $349.1 million and a loss on debt extinguishment for $9.1 million. The syndicated incremental term loan was issued at $345.2 million, or 98.9% of its par value resulting in a discount of $4.0 million which represented financing costs which are presented as a reduction of the incremental term loan principal balance in the accompanying unaudited Consolidated Balance Sheets and was accreted over the life of the incremental term loan. Except as provided in the Amendment for increase of interest rates, the syndicated incremental term loan was subject to the same terms and conditions as the initial incremental term loan.

Under the terms of the Amendment, the Company was entitled to elect that the borrowings comprising the incremental term loan bear interest at a rate per annum equal to (a) the Alternate Base Rate (the “ABR”) plus 1.50%; or (b) the Adjusted LIBOR plus 2.50%. ABR is equal to the highest of (a) the federal funds effective rate plus 0.50%, (b) the prime rate, or (c) one-month LIBOR rate plus 1.00%. The LIBOR was equal to the rate for Eurodollar deposits in the London interbank market for a period of one, two, three or six months, in each case selected by the Company. “Adjusted LIBOR” was the LIBOR as adjusted for statutory reserve requirements for Eurodollar liabilities. On February 15, 2019, in connection with the syndication of the incremental term loan, the Company entered into a second amendment (the “Second Amendment”) to the existing credit agreement. Under the Second Amendment, the interest rate increased by 0.5%. The Company was entitled to elect that the borrowings comprising the incremental term loan bear interest at a rate per annum equal to (a) the ABR plus 2.00%; or (b) the Adjusted LIBOR plus 3.00%.

The Company’s obligations under the term loan are also guaranteed by BioStorage as the guarantor, subject to the terms and conditions of the credit agreement. The Company and the guarantor granted the lenders a perfected first priority security interest in substantially all of the assets of the Company and the guarantor to secure the repayment of the term loan.

The term loan matures and becomes fully payable on October 4, 2024. The principal is payable in installments equal to 0.25% of the initial principal amount of the term loans on March 31st, June 30th, September 30th and December 31st of each year, commencing on March 31, 2018, with any remaining amount of principal becoming due and payable on the maturity date. All accrued and unpaid interest on the term loan shall be due on the last day of each interest period elected by the Company for such borrowings, except for interest periods of more than three months in which case all accrued and unpaid interest shall be due and payable every three months.

Subject to certain conditions stated in the credit agreement, the Company may redeem the term loan at any time at its option without a significant premium or penalty, except for a repricing transaction, as defined in the credit agreement. The Company is required to redeem the term loan at the principal amount then outstanding upon occurrence of certain events, including (i) net proceeds received from the sale or other disposition of the Company’s or the guarantor’s assets, subject to certain limitations, (ii) casualty and condemnation proceeds received by the Company or the guarantor, subject to certain exceptions, (iii) net proceeds received by the Company or the guarantor from the issuance of debt or disqualified capital stock after October 4, 2017. Commencing on December 31, 2018, the Company was required to make principal payments equal to the excess cash flow amount, as defined in the credit agreement. Such prepayments are equal to 50% of the preceding year excess cash flow amount reduced by voluntary prepayments of the term loan, subject to certain limitations.

The deferred financing costs are accreted over the term of the loan using the effective interest rate method and are included in “Interest expense” in the accompanying unaudited Consolidated Statements of Operations. At June 30, 2019, deferred financing costs were $5.8 million.

The credit agreement contains certain customary representations and warranties, covenants and events of default. If any of the events of default occur and are not waived or cured within applicable grace periods, any unpaid amounts under the credit agreement will bear an annual interest rate at 2.00% above the rate otherwise applicable under the terms and conditions of such agreement. The credit agreement does not contain financial maintenance covenants. As of June 30, 2019, the Company was in compliance with all covenants and conditions under the credit agreement.

On July 1, 2019, in connection with the completion of the sale of its semiconductor cryogenics business to Edwards, the Company used $348.3 million of the cash proceeds from the sale to extinguish the total remaining outstanding balance of the incremental term loan and $147.0 million of the cash proceeds from the sale to extinguish a portion of the outstanding balance of the term loan. The total amount of debt extinguished on July 1, 2019 was $495.3 million. Please refer to Note 17, “Subsequent Events”.

In connection with the GENEWIZ acquisition, the Company assumed three five-year term loans for a total of $3.3 million and two one-year short term loans for a total of $3.2 million. The three five-year term loans were initiated during 2016 and mature in 2021. The principal payments are payable in eight installments equal to 12.5% of the initial principal amount of the term loans on December 14th and June 14th of each year. The three five-year term loans were secured by GENEWIZ to fund equipment payments and the interest rates are equal to the LIBOR plus 3.1%. The two one-year term loans were secured by GENEWIZ to fund operations. Both of the one-year term loans were initiated in 2018 and matured in 2019. The interest rates of these two loans were 4.56% and 4.35%. There are no deferred financing costs related to either the five-year term loans or the one-year term loans. At June 30, 2019, the Company had an aggregate outstanding principal balance of $1.7 million for the three five-year term loans. Both of the two one-year short term loans matured and were repaid in full as of June 30, 2019.

During the nine months ended June 30, 2019, the weighted average stated interest rate paid on all outstanding debt was 5.4%. During the nine months ended June 30, 2019, the Company incurred aggregate interest expense of $21.3 million in connection with the borrowings, including $1.3 million of deferred financing costs amortization.

As of June 30, 2019, the estimated fair value of the outstanding principal balance of the debt on the Company’s balance sheet approximates its carrying value. The fair value was determined based on observable market inputs and classified within Level 2 of the fair value hierarchy due to a lack of an active market for this term loan or a similar loan instrument.

The following are the future minimum principal payment obligations under all of the Company’s outstanding debt as of June 30, 2019 (in thousands):

Amount
Fiscal year ended September 30,
2019	$1,375
2020	6,328
2021	6,327
2022	5,500
2023	5,500
Thereafter	521,875
Total outstanding principal balance	546,905
Unamortized deferred financing costs	(5,831)
541,074
Current portion of long-term debt	6,326
Non-current portion of long-term debt	$534,748

Capital Lease Obligations

In connection with the GENEWIZ acquisition, the Company assumed five capital lease obligations related to leases of equipment. Three of the capital leases were initiated in 2016 and mature in 2021 and two of them were initiated in 2017 and mature in 2022. The outstanding principal balance of these obligations is included within “Other long-term liabilities” on the Company’s Consolidated Balance Sheets. See below for the future minimum principal payment obligations under these capital lease obligations as of June 30, 2019 (in thousands):

Amount
Fiscal year ended September 30,
2019	$314
2020	1,176
2021	1,126
2022	358
Total outstanding principal balance	$2,974

9. Income Taxes

The Company recorded an income tax expense of $7.3 million and $0.4 million, respectively, during the three and nine months ended June 30, 2019. The tax expense for the three months ended June 30, 2019 was primarily driven by a $4.3 million discrete expense resulting from guidance provided with final U.S. tax regulations issued during the quarter related to the transition tax, and tax provision on current earnings based on estimated annual mix of income by jurisdiction. These expenses were partially offset by a discrete benefit for stock compensation windfalls of $0.4 million for tax deductions that exceeded the associated compensation expense, and a $0.3 million reversal of an unrecognized tax benefit upon the closing of an audit. The tax expense for the nine months ended June 30, 2019 was primarily driven by a $3.2 million expense related to the completion of the accounting for the U.S. transition tax and the tax provision on current earnings based on estimated annual mix of income by jurisdiction. These expenses were partially offset by discrete benefits related to stock compensation windfalls of $4.5 million for tax deductions that exceeded the associated compensation expense, and $1.4 million of tax benefits related to the remeasurement of net U.S. deferred tax assets due to state tax rate changes.

The Company recorded an income tax provision of $5.4 million and benefit of $49.8 million, respectively, during the three and nine months ended June 30, 2018. The tax provision for the three months ended June 30, 2018 was the result of the Company’s earnings for the period. The tax benefit recorded during the nine months ended June 30, 2018 was primarily driven by a discrete benefit due to the reversal of a valuation allowance against U.S. net deferred tax assets in the amount of $56.3 million. The tax benefit for the nine months ended June 30, 2018 also included $0.7 million of tax benefits related to the re-measurement of net U.S. deferred tax liabilities to account for the reduced 21 percent statutory federal income tax rate. These discrete tax benefits for the nine months ended June 30, 2018 were partially offset by the tax provision related to foreign income.

During 2018, the Internal Revenue Service issued proposed regulations on the federal toll charge and various other aspects of the Tax Cuts and Jobs Act. The Company finalized its analysis of the toll charge and related liabilities, including uncertain tax positions, during the three months ended December 31, 2018 pursuant to U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 118. As a result of the new guidance issued and additional work to complete the calculation of its federal toll charge, the Company reduced its provisional accrual for federal, state and foreign taxes by net $1.1 million during the three months ended December 31, 2018. During the three months ended June 30, 2019, final U.S. tax regulations were issued that resulted in a $4.3 million increase to the previously calculated transition tax. In addition, the Company also assessed its uncertain tax positions related to these taxes and accrued income and determined no tax reserves were required.

The Company evaluates the realizability of its deferred tax assets by tax-paying component and assesses the need for a valuation allowance on a quarterly basis. The Company evaluates the profitability of each tax-paying component on a historic cumulative basis and a forward-looking basis while performing this analysis. The Company evaluated all positive and negative evidence in concluding it was appropriate to release the majority of the valuation allowance against U.S. net deferred tax assets during fiscal year 2018. The Company maintains a U.S. valuation allowance related to the realizability of other state tax credits and net operating loss carry-forwards. The Company continues to maintain valuation allowances against net deferred tax assets in certain foreign tax-paying components as of June 30, 2019. On July 1, 2019, the Company completed the sale of its semiconductor cryogenics business that resulted in a taxable gain in the U.S. During the fourth quarter of fiscal 2019, the Company may record adjustments to its valuation allowance as it considers new evidence including updated forecasts of U.S. income and utilization of deferred tax assets that were previously expected to expire.

The Company maintains liabilities for uncertain tax positions. These liabilities involve judgment and estimation and are monitored based on the best information available. The Company recognizes interest related to unrecognized benefits as a component of the income tax benefit. The Company recognized interest expense related to its unrecognized tax benefits of $0.3 million and $0.8 million, respectively, during the three and nine months ended June 30, 2019. During the three months ended June 30, 2019 an income tax audit was closed which resulted in a $0.3 million reduction in the gross unrecognized tax benefits that impacted the effective tax rate. During the nine months ended June 30, 2018 the statute of limitations lapsed on an uncertain tax position in a foreign jurisdiction which resulted in a $0.3 million reduction in the gross unrecognized tax benefits that impacted the effective tax rate.

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

10. Other Balance Sheet Information

The following is a summary of accounts receivable at June 30, 2019 and September 30, 2018 (in thousands):

	June 30,	September 30,
	2019	2018
Accounts receivable	$166,038	$126,350
Less allowance for doubtful accounts	(2,888)	(1,113)
Less allowance for sales returns	(45)	(45)
Accounts receivable, net	$163,105	$125,192

The following is a summary of inventories at June 30, 2019 and September 30, 2018 (in thousands):

	June 30,	September 30,
	2019	2018
Inventories
Raw materials and purchased parts	$69,070	$57,527
Work-in-process	12,886	19,547
Finished goods	22,830	19,912
Total inventories	$104,786	$96,986

Reserves for excess and obsolete inventory were $16.2 million and $15.0 million, respectively, at June 30, 2019 and September 30, 2018.

At June 30, 2019 and September 30, 2018, the Company had cumulative capitalized direct costs of $9.1 million and $5.6 million, respectively, associated with the development of software for its internal use which are included within "Property, plant and equipment, net" in the accompanying unaudited Consolidated Balance Sheets. During the nine months ended June 30, 2019, the Company capitalized direct costs of $2.6 million associated with the development of software for its internal use.

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

The following is a summary of product warranty and retrofit activity on a gross basis for the three and nine months ended June 30, 2019 and 2018 (in thousands):

Activity -Three Months Ended June 30, 2019
Balance			Balance
March 31,			June 30,
2019	Accruals	Costs Incurred	2019
$7,202	$2,257	$(2,269)	$7,190

Activity -Three Months Ended June 30, 2018
Balance			Balance
March 31,			June 30,
2018	Accruals	Costs Incurred	2018
$5,634	$1,145	$(702)	$6,077

Activity -Nine Months Ended June 30, 2019
Balance			Balance
September 30,			June 30,
2018	Accruals	Costs Incurred	2019
$6,340	$6,419	$(5,569)	$7,190

Activity -Nine Months Ended June 30, 2018
Balance			Balance
September 30,			June 30,
2017	Accruals	Costs Incurred	2018
$5,479	$3,929	$(3,331)	$6,077

11. Stock-Based Compensation

The Company may issue to eligible employees restricted stock units and stock options which vest upon the satisfaction of a performance condition and/or a service condition. In addition, the Company issues shares to participating employees pursuant to an employee stock purchase plan and stock awards and deferred restricted stock units to its directors in accordance with its director compensation program.

The following table reflects stock-based compensation expense recorded during the three and nine months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Restricted stock units	$4,881	$4,431	$13,764	$13,698
Employee stock purchase plan	359	202	773	571
Total stock-based compensation expense	$5,240	$4,633	$14,537	$14,269

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

The Company grants restricted stock units that vest over a required service period and/or achievement of certain operating performance goals. Restricted stock units granted with performance goals may also have a required service period following the achievement of all or a portion of the performance goals. The following table reflects restricted stock units, including stock grants, granted during the nine months ended June 30, 2019 and 2018:

		Time-Based		Performance-
	Total Units	Units	Stock Grants	Based Units
Nine months ended June 30, 2019	792,103	330,006	38,708	423,389
Nine months ended June 30, 2018	528,075	208,097	35,356	284,622

Among the total restricted stock units granted, 28,493 shares were granted to the employees who belong to the semiconductor cryogenics business that was classified as a discontinued operation during the nine months ended June 30, 2018. No shares were granted to the employees who belong to the semiconductor cryogenics business during the nine months ended June 30, 2019.

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

Certain members of the Board of Directors have elected to defer receiving their annual awards of restricted stock units and related quarterly dividends until they attain a certain age or cease to provide services as the Company’s Board members. Restricted stock awards granted in fiscal years 2017 and 2018 are subject to a one-year vesting period, while the restricted stock awards granted in fiscal year 2019 were vested as of the grant date.

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

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the nine months ended June 30, 2019:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at September 30, 2018	2,194,512	$17.20
Granted	792,103	30.47
Vested	(1,048,085)	17.76
Forfeited	(42,580)	22.84
Outstanding at June 30, 2019	1,895,950	24.75

The weighted average grant date fair value of restricted stock units granted during the three months ended June 30, 2019 and 2018 was $36.12 and $25.71, respectively. The weighted average grant date fair value of restricted stock units granted during the nine months ended June 30, 2019 and 2018 was $30.47 and $33.31, respectively. The fair value of restricted stock units vested during the three months ended June 30, 2019 and 2018 was $3.4 million and $2.7 million, respectively. The fair value of restricted stock units vested during the nine months ended June 30, 2019 and 2018 was $34.5 million and $21.8 million, respectively. During the three months ended June 30, 2019 and 2018, the Company remitted $1.0 million and $0.9 million, respectively, collected from employees to satisfy their tax obligations as a result of share issuances. During the nine months ended June 30, 2019 and 2018, the Company remitted $15.2 million and $7.2 million, respectively, collected from employees to satisfy their tax obligations as a result of share issuances.

As of June 30, 2019, the unrecognized compensation cost related to restricted stock units that are expected to vest is $27.2 million and will be recognized over an estimated weighted average service period of approximately 1.7 years.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan that allows its employees to purchase shares of common stock at a price equal to 85% of the fair market value of the Company’s stock at the beginning or the end of the semi-annual period, whichever is lower. There were 59,549 and 66,785 shares, respectively, purchased by employees under the employee stock purchase plan during the nine months ended June 30, 2019 and 2018.

12. Earnings per Share

The calculations of basic and diluted net income per share and basic and diluted weighted average shares outstanding are as follows for the three and nine months ended June 30, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Income from continuing operations	$921	$4,813	$4,359	$68,929
Income from discontinued operations, net of tax	6,333	17,793	20,731	37,183
Net income	$7,254	$22,606	$25,090	$106,112
Net loss attributable to noncontrolling interest	—	111	—	111
Net income attributable to Brooks Automation, Inc.	$7,254	$22,717	$25,090	$106,223

Weighted average common shares outstanding used in computing basic earnings per share	72,188	70,596	71,903	70,425
Dilutive restricted stock units	282	382	410	508
Weighted average common shares outstanding used in computing diluted earnings per share	72,470	70,978	72,313	70,933

Basic net income per share attributable to Brooks Automation, Inc. common stockholders:
Income from continuing operations	$0.01	$0.07	$0.06	$0.98
Income from discontinued operations, net of tax	0.09	0.25	0.29	0.53
Basic net income per share attributable to Brooks Automation, Inc.	$0.10	$0.32	$0.35	$1.51

Diluted net income per share attributable to Brooks Automation, Inc. common stockholders:
Income from continuing operations	$0.01	$0.07	$0.06	$0.97
Income from discontinued operations, net of tax	0.09	0.25	0.29	0.52
Diluted net income per share attributable to Brooks Automation, Inc. common stockholders	$0.10	$0.32	$0.35	$1.50
Dividend declared per share	$0.10	$0.10	$0.30	$0.30

During the three and the nine months ended June 30, 2019, antidilutive restricted stock units of 1,628 and 14,063, respectively, were excluded from the computation of diluted earnings per share based on the treasury stock method. There was no antidilutive restricted stock unit excluded from the computation of diluted earnings per share during the three months ended June 30, 2018. During the nine months ended June 30, 2018, antidilutive restricted stock units of 190,266 were excluded from the computation of diluted earnings per share based on the treasury stock method.

13. Revenue from Contracts with Customers

Revenue Recognition (Performance Obligations)

The Company generates revenue from the following sources:

●	Products, including sales of tool automation and automated cold sample management systems, atmospheric and vacuum robots, contamination control solutions, as well as consumables and spare parts.
●	Services, including repairs, upgrades, diagnostic support, installation, as well as biological sample services such as DNA sequencing, gene synthesis, molecular biology, bioinformatics, biological sample storage and other support services.

The company recognizes revenue for the transfer of such promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those products or services. Under ASC 606, revenue is recognized when or as the transfer of control of the underlying performance obligation occurs. To determine the amount of consideration the Company expects to be entitled to and whether transfer of control has occurred, the Company applies the following five-step model:

●	Identify the contract with a customer. Contracts are accounted for when approval and commitment has been received from both parties, the rights of each party are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration to which the Company is entitled is probable. Contracts are generally evidenced through receipt of an approved purchase order or execution of a binding arrangement. Within the Brooks Semiconductor Solutions Group segment, contracts are typically short-term with the exception of service-type warranty contracts, which generally have a stated contract term that is greater than one year. Within the Brooks Life Sciences segment, contracts are both short and long-term. Long-term contracts within this segment relate to the sale of products with attached service-type warranty contracts that generally have a stated contract term that is greater than one year. Contracts within both operating segments may contain acceptance provisions where the Company is required to obtain technical acceptance from the customer upon completion of installation services and evidence of the systems functional performance within the customer’s operating environment. The Company has concluded that acceptance criteria within its contracts can be objectively evaluated and will not impact the Company’s transfer of control assessment under ASC 606.

●	Identify the performance obligations in the contract. Performance obligations include the sale of products and services. Certain customer arrangements related to the sale of automated cold sample management systems and contamination control solution products generally include more than one performance obligation and may include a combination of goods and or services, such as products with installation services or service-type warranty obligations. These contracts include multiple promises and as a result, the Company is required to evaluate each promise and determine whether the promise qualifies as a performance obligation within the contract. Contracts may contain the option to acquire additional products or services at defined prices. The Company reviews the pricing of these options to determine whether the option would exist independently of the current contract. If the pricing of contract options provides a material right to the customer that it would not receive without entering into the current contract, the Company accounts for the option as a separate performance obligation.

●	Determine the transaction price. The transaction price of the Company’s contracts with its customer is generally fixed, based on the amounts to be contractually billed to the customer. Certain contracts may contain variable consideration in the form of customer allowances and rebates that consist primarily of retrospective volume based discounts and other incentive programs. Variable consideration is estimated at contract inception and included in the transaction price if it is probable that a subsequent change in the estimate would not result in a significant revenue reversal. The period between transfer of control of the performance obligations within a customer contract and timing of payment is generally within one year. As a result, the Company’s contracts typically do not include significant financing components.

●	Allocate the transaction price to the performance obligations in the contract. For customer contracts that contain more than one performance obligation, the Company allocates the total transaction consideration to each performance obligation based on the relative stand-alone selling price of each performance obligation within the contract. The Company relies on either observable standalone sales or an expected cost plus margin approach to determine the standalone selling price of offerings, depending on the nature of the performance obligation. Performance obligations whose standalone selling price is estimated using an expected cost plus margin approach relate to the sale of customized automated cold sample management systems and service-type warranties within the Brooks Life Sciences segment.

●	Recognize revenue when or as the Company satisfies a performance obligation. The Company satisfies its performance obligations by transferring a product or service either at a point in time or over time, when the transfer of control of the underlying performance obligation has occurred. Control is evidenced by the customer’s ability to direct the use of, and obtain substantially all the remaining benefits from the performance obligation. Revenue from third-party sales for which the Company does not meet the criteria for gross revenue recognition is recognized on a net basis. All other revenue is recognized on a gross basis. The Company excludes from the transaction price all sales taxes assessed by governmental authorities and as a result, revenue is presented net of tax.

As a result of applying this five-step model under ASC 606, the Company recognizes revenues from its sale of products and services as follows:

●	Products: Revenue from the sale of standard products is recognized upon their transfer of control to the customer, which is generally upon delivery. Delivery is considered complete at either the time of shipment or arrival at destination, based on the agreed upon terms within the contract. The Company’s payment terms for the sale of standard products are typically 30 to 60 days.

Revenue from the sales of certain products that involve significant customization, which include primarily automated cold sample management systems is recognized over time as the asset created by the Company’s performance does not have alternative use to the Company and an enforceable right to payment for performance completed to date is present. The Company recognizes revenue as work progresses based on a percentage of actual labor hours incurred on the project to-date and total estimated labor hours expected to be incurred on the project. The selection of the method to measure progress towards completion requires judgment. The Company has concluded that using the percentage of labor hours incurred to estimated labor hours needed to complete the project most appropriately depicts the Company’s efforts towards satisfaction of the performance obligation. The Company develops profit estimates for long-term contracts based on total revenue expected to be generated from the project and total costs anticipated to be incurred in the project. These estimates are based on a number of factors, including the degree of required product customization and the work required to be able to install the product in the customer’s existing environment, as well as the Company’s historical experience, project plans and an assessment of the risks and uncertainties inherent in the contract related to implementation delays or performance issues that may or may not be within the Company’s control. The Company estimates a loss on a contract by comparing total estimated contract revenue to the total estimated contract costs and recognizes a loss during the period in which it becomes probable and can be reasonably estimated. The Company reviews profit estimates for long-term contracts during each reporting period and revises the estimate based on changes in circumstances. Revenue for certain arrangements that involve significant product customization but do not provide the customer with an enforceable right to payment for performance completed to date are recognized at a point in time, upon completion or substantial completion of the project, provided transfer of control has occurred. The project is considered substantially complete when the Company receives acceptance from the customer and remaining tasks are perfunctory or inconsequential and in control of the Company. Generally, the terms of long-term contracts provide for progress billings based on completion of milestones or other defined phases of work. In certain instances, payments collected from customers in advance of recognizing the related revenue are recorded and presented as contract liabilities within “Deferred revenue” on the Company’s Consolidated Balance Sheet. Additionally, due to certain billing constraints within contracts, the customer may retain a portion of the contract price until completion of the contract. In these contracts, revenue recognized may exceed billings, which the Company presents as a contract asset on the balance sheet, which is included within the “Prepaid expenses and other current assets” on the Company’s Consolidated Balance Sheet.

●	Services: Service revenue is generally recognized ratably over time or on an output method, as the customer simultaneously receives and consumes the benefit of these services as they are performed. Revenue from short-term services, generally related to repair services or upgrades of customer-owned equipment is recognized upon completion of the repair effort and the shipment of the repaired product back to the customer. Payments related to service-type warranties may be made up front or proportionally over the contract term. Payment due or received from the customers prior to rendering the associated services are recorded as a contract liability.

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

The Company transfers control of its performance obligations at a point in time or over time, depending on the nature of the product or service being provided. Revenue from contracts with customers is attributed to geographic areas based on locations in which the customer orders are placed. As discussed within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2018 Annual Report on Form 10-K, the Company reports financial results for two operating and reportable segments which consist of Brooks Semiconductor Solutions Group segment and Brooks Life Sciences segment. The Company also consists of five reporting units, including three reporting units within the Brooks Semiconductor Solutions Group reporting segment and two reporting units within the Brooks Life Sciences reporting segment. The following is a reconciliation of revenue disaggregated in a manner discussed above to segment revenue for the three and nine months ended June 30, 2019 (in thousands):

	Brooks Semiconductor	Brooks Life
	Solutions Group	Sciences	Total
Timing of Revenue Recognition
Three Months Ended June 30, 2019
Point in time	$115,910	$23,121	$139,031
Over time	130	64,719	64,849
	$116,040	$87,840	$203,880

Nine Months Ended June 30, 2019
Point in time	$339,537	$71,270	$410,807
Over time	2,087	168,743	170,830
	$341,624	$240,013	$581,637

The following is revenue by geographic location and reporting unit for the three and nine months ended June 30, 2019 (in thousands):

	Three Months Ended June 30, 2019	Nine Months Ended June 30, 2019
Geographic Location
North America	$88,744	$240,796
Asia/Pacific/Other	77,275	234,388
United Kingdom	13,879	38,497
Rest of Europe	23,982	67,956
	$203,880	$581,637

Reporting Unit
Automation Solutions	$77,410	$223,531
Contamination Control Solutions	28,606	86,610
Global Semiconductor Services	10,024	31,483
Brooks Semiconductor Solutions Group	116,040	341,624
Sample Management	50,783	153,675
GENEWIZ	37,057	86,338
Brooks Life Sciences	87,840	240,013
Total	$203,880	$581,637

Contract Balances

Accounts Receivable, Net. Accounts receivable represent rights to consideration in exchange for products or services that have been transferred by the Company, when payment is unconditional and only the passage of time is required before payment is due. Accounts receivable do not bear interest and are recorded at the invoiced amount. The Company maintains an allowance for doubtful accounts representing its best estimate of probable credit losses related to its existing accounts receivable and their net realizable value. The Company determines the allowance for doubtful accounts based on a number of factors, including an evaluation of customer credit worthiness, the age of the outstanding receivables, economic trends and historical experience. Accounts receivable, net were $163.1 million and $125.2 million at June 30, 2019 and October 1, 2018, respectively.

Contract Assets. Contract assets represent rights to consideration in exchange for products or services that have been transferred by the Company, when payment is conditional on something other than the passage of time. These amounts typically relate to contracts within the Brooks Life Sciences segment where the right to payment is not present until completion of the contract or the achievement of specified milestones and the value of the products or services transferred exceed this constraint. Contract assets are classified as current. Contract asset balances which are included within “Prepaid expenses and other current assets” on the Company’s Consolidated Balance Sheet, were $5.2 million and $8.2 million at June 30, 2019 and October 1, 2018, respectively.

Deferred Commissions. Deferred commissions represent a direct and incremental cost of obtaining a contract. These amounts primarily relate to sales commissions within the Brooks Life Sciences segment and are deferred and amortized over a 60 month period, which represents the average period of contract performance. The Company classifies deferred commissions as noncurrent as the original amortization period of this asset is greater than one year. Deferred commissions balances are included within “Other assets” on the Company’s Consolidated Balance Sheet. Deferred commissions were $0.9 million and $1.5 million at June 30, 2019 and October 1, 2018, respectively. The Company recorded $0.2 million and $0.6 million, respectively, of amortization expense related to deferred commissions for the three and nine months ended June 30, 2019.

Contract Liabilities. Contract liabilities represent the Company’s obligation to transfer products or services to a customer for which consideration has been received, or for which an amount of consideration is due from the customer. Contract assets and liabilities are reported on a net basis at the contract level, depending on the contracts position at the end of each reporting period. Contract liabilities are included within Deferred revenue on the Company’s Consolidated Balance Sheet. Contract liabilities were $30.6 million and $28.7 million at June 30, 2019 and October 1, 2018, respectively. Revenue recognized from the contract liability balance at March 31, 2019 was $12.2 million for the three months ended June 30, 2019.

Remaining Performance Obligations. Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year and for which fulfillment of the contract has started as of the end of the reporting period. The aggregate amount of transaction consideration allocated to remaining performance obligations as of June 30, 2019 was $30.8 million. The following table summarizes when the Company expects to recognize the remaining performance obligations as revenue, the Company will recognize revenue associated with these performance obligations as transfer of control occurs (in thousands):

	As of June 30, 2019
	Less than 1 Year	Greater than 1 Year	Total
Remaining Performance Obligations	$21,592	$9,163	$30,755

Cost to Obtain and Fulfill a Contract

The Company capitalizes sales commissions when incurred if they are (i) incremental costs of obtaining a contract, (ii) expected to be recovered and (iii) have an expected amortization period that is greater than one year. As part of the Company’s cumulative effect adjustment, incremental costs associated with obtaining a contract were capitalized and have been classified as deferred commissions within the Company’s Consolidated Balance Sheet. These amounts primarily relate to sales commissions within the Brooks Life Sciences segment and are being amortized over a 60 month period, which represents the average period of contract performance. The Company did not capitalize any sales commissions during the three or nine months ended June 30, 2019 as the amount of sales commissions that qualified for capitalization during the reporting period was insignificant. Sales commissions incurred during the reporting period have been expensed as incurred. These costs are recorded within “Selling, general, and administration expenses”. The Company has concluded that none of its costs incurred in fulfillment of customer contracts meet the capitalization criteria. The Company will account for shipping and handling activities as fulfillment activities and recognize the associated expense when transfer of control of the product has transferred to the customer.

14. Segment Information

The Company operates in two reportable segments: Brooks Semiconductor Solutions Group and Brooks Life Sciences. Brooks Life Sciences consists of two operating segments aggregated into one reportable segment.

The Brooks Semiconductor Solutions Group segment provides a variety of products, services and solutions that enable improved throughput and yield in controlled operating environments, as well as an extensive range of support services. The solutions include atmospheric and vacuum robots, robotic modules, tool automation systems, contamination control of wafer and reticle carriers and reticle management systems. The support services include repair services, diagnostic support services, and installation services in support of the products, which enable the customers to maximize process tool uptime and productivity. This segment also provides end-user customers with spare parts and productivity enhancement upgrades to maximize tool productivity.

The Brooks Life Sciences segment provides comprehensive life cycle sample management solutions to life science and bioscience customers including complete end-to-end “cold chain of custody” solutions and a variety of sample-based lab services such as genomic sequencing and gene synthesis to advance scientific research and support drug development. The segment’s product offerings include automated cold sample management systems for compound and biological sample storage, equipment for sample preparation and handling, consumables, and informatics that help customers manage samples throughout their research discovery and development work flows. The segment’s service offerings include sample storage, genomic sequencing, gen synthesis, lab processing services, lab analysis, and other support services provided to a wide range of life science customers, including pharmaceutical companies, biotechnology companies, biorepositories and research institutes.

Revenue and adjusted operating income (loss) are two key metrics used by the chief operating decision maker when assessing operating results and management performance as resources are allocated to each of the operating segments. The adjusted operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment, and corporate allocations for general and administrative support. Amortization of acquired intangible assets (excluding completed technology), restructuring and other charges, pension settlement, in-process research and development, and other unallocated corporate expenses are excluded from the segments’ adjusted operating income (loss). Please refer to Note 20, "Segment and Geographic Information" to the Company’s consolidated financial statements included in the 2018 Annual Report on Form 10-K for further information on the operating segments’ description and accounting policies.

In conjunction with the acquisition of GENEWIZ during the quarter ended December 31, 2018, the Company reassessed Brooks segment reporting structure and determined that GENEWIZ represents a separate operating segment based on ASC 280, Segment Reporting (“ASC 280”). As permitted by ASC 280, the Company elected to aggregate the Sample Management operating segment and the GENEWIZ operating segment as a single reportable segment titled Brooks Life Sciences. The aggregation was based on similarities in long-term forecasted economic characteristics, particularly adjusted operating income, similarity in services they offer, the customers they serve, the nature of their service delivery models, and their regulatory environments. The Company believes that the aggregated presentation is more useful to investors and other financial users. Management formally assesses the long-term financial outlook of its operating segments on an annual basis as part of its strategic planning process and more frequently on an informal basis. The customer bases of the operating segments overlap, serving life science and bioscience customers in the pharmaceutical and bio-technology companies as well as academic and government institutions. Both of these operating segments provide services relating to the biological samples needed to advance non-clinical and clinical research, serving scientific and business operations functions. In a typical customer workflow, a biological sample is collected, processed and analyzed with results interpreted and used to make scientific judgements. Critical or valuable samples are then annotated and stored for many years in environments where they can be easily retrieved for additional study. These operating segments provide services across this workflow. Both of these operating segments offer services meeting the standards of Good Manufacturing Practices set forth by the U.S. Food and Drug Administration.

The following is the summary of the financial information for the Company’s operating and reportable segments for the three and nine months ended June 30, 2019 and 2018 (in thousands):

	Brooks
	Semiconductor	Brooks
	Solutions Group	Life Sciences	Total

Three Months Ended June 30, 2019:
Revenue
Products	$105,443	$22,954	$128,397
Services	10,597	64,886	75,483
Segment revenue	$116,040	$87,840	$203,880
Gross profit	$47,493	$36,017	$83,510
Segment operating income	19,322	4,202	23,524
Depreciation expense	504	4,196	4,700

Three Months Ended June 30, 2018:
Revenue
Products	$111,840	$23,438	$135,278
Services	10,820	26,265	37,085
Segment revenue	$122,660	$49,703	$172,363
Gross profit	$48,227	$18,588	$66,815
Segment operating income	17,915	677	18,592
Depreciation expense	911	1,991	2,902

Nine Months Ended June 30, 2019:
Revenue
Products	$309,439	$72,388	$381,827
Services	32,185	167,625	199,810
Segment revenue	$341,624	$240,013	$581,637
Gross profit	$139,393	$96,713	$236,106
Segment operating income	53,450	8,936	62,386
Depreciation expense	2,438	10,728	13,166

Nine Months Ended June 30, 2018:
Revenue
Products	$293,196	$68,886	$362,082
Services	33,033	76,799	109,832
Segment revenue	$326,229	$145,685	$471,914
Gross profit	$130,180	$53,281	$183,461
Segment operating income	45,058	778	45,836
Depreciation expense	2,878	5,579	8,457

Assets:
June 30, 2019	$263,013	$917,515	$1,180,528
September 30, 2018	264,452	410,581	675,033

The following is a reconciliation of the Company’s operating and reportable segments’ operating income and segment assets to the corresponding amounts presented in the accompanying unaudited Consolidated Statements of Operations for the three and nine months ended June 30, 2019 and 2018 and Consolidated Balance Sheets as of June 30, 2019 and September 30, 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Segment operating income	$23,524	$18,592	$62,386	$45,836
Amortization of acquired intangible assets	6,187	5,080	18,569	14,296
Restructuring charges	256	81	685	129
Other unallocated corporate expenses	658	884	7,705	3,617
Total operating income	$16,423	$12,547	$35,427	$27,794

	June 30,	September 30,
	2019	2018
Segment assets	$1,180,528	$675,033
Cash, cash equivalents and marketable securities	159,761	251,226
Deferred tax assets	25,345	43,798
Assets held for sale	127,226	125,200
Total assets	$1,492,860	$1,095,257

15. Significant Customers

The Company had no customer that accounted for 10% or more of its consolidated revenue during each of the three and nine months ended June 30, 2019 and 2018. As of June 30, 2019 and September 30, 2018, the Company had no customers that accounted for 10% or more of the Company’s total receivables.

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

16. Commitments and Contingencies

Letters of Credit

As of June 30, 2019, the Company had approximately $1.3 million of letters of credit outstanding related primarily to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from its customers in the event that the product is not delivered, or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if the Company fails to meet certain contractual requirements. None of these obligations were called during the nine months ended June 30, 2019, and the Company currently does not anticipate any of these obligations to be called in the near future.

Purchase Commitments

The Company had non-cancellable contracts and purchase orders for inventory of $97.2 million as of June 30, 2019.

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

17. Subsequent Events

Divestiture

On July 1, 2019, the Company completed the sale of its semiconductor cryogenics business to Edwards for $675.0 million, subject to adjustments for working capital and other items. The Company expects net cash proceeds from the sale to be approximately $550 million, after adjustments and deducting taxes and other items.

Extinguishment of Debt

On July 1, 2019, in connection with the completion of the sale of its semiconductor cryogenics business, the Company used $348.3 million of the cash proceeds from the sale to extinguish the total remaining outstanding balance of the incremental term loan and $147.0 million of the cash proceeds from the sale to extinguish a portion of the outstanding balance of the term loan. The total amount of debt extinguished on July 1, 2019 was $495.3 million.

Dividend

On July 31, 2019, the Company’s Board of Directors declared a cash dividend of $0.10 per share payable on September 27, 2019 to common stockholders of record as of September 6, 2019. Dividends are declared at the discretion of the Company’s Board of Directors and depend on the Company’s actual cash flows from operations, its financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes principal factors affecting the results of our operations, financial condition and liquidity as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our MD&A is organized as follows:

●	Overview. This section provides a general description of our business and operating segments as well as a brief discussion and overall analysis of our business and financial performance, including key developments affecting the Company during the three and nine months ended June 30, 2019 and 2018.
●	Critical Accounting Policies and Estimates. This section discusses accounting policies and estimates that require us to exercise subjective or complex judgments in their application. We believe these accounting policies and estimates are important to understanding the assumptions and judgments incorporated in our reported financial results.
●	Results of Operations. This section provides an analysis of our financial results for the three and nine months ended June 30, 2019 compared to the three and nine months ended June 30, 2018.
●	Liquidity and Capital Resources. This section provides an analysis of our liquidity and changes in cash flows as well as a discussion of available borrowings and contractual commitments.

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

In the fourth quarter of fiscal year 2018, we entered into a definitive agreement to sell our semiconductor cryogenics business to Edwards Vacuum LLC (a member of the Atlas Copco Group) for approximately $675.0 million in cash subject to customary adjustments. We originally acquired the semiconductor cryogenics business in 2005 as part of the acquisition of Helix Technology Corporation. On July 1, 2019, we completed the sale of the semiconductor cryogenics business for $675.0 million in cash, subject to adjustments for working capital and other items. As part of this sale, we transferred our intellectual property, or IP, for our cryogenics pump products, but not our IP related to our semiconductor automation or life sciences businesses. The semiconductor cryogenics business has been classified as discontinued operations and, unless otherwise noted, the description of our business and the results of operations in this MD&A relates solely to our continuing operations and does not include the operations of the semiconductor cryogenics business.

Information Related to Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “likely” or similar statements or variations of such terms. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, margins, costs, earnings, profitability, product development, demand, acceptance and market share, competitiveness, market opportunities and performance, levels of research and development, the success of our marketing, sales and service efforts, outsourced activities, operating expenses, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customers’ success, tax expenses, our management’s plans and objectives for our current and future operations and business focus, the expected benefits and other statements relating to our divestures and acquisitions, our adoption of the newly issued accounting guidance, the levels of customer spending, general economic conditions, the sufficiency of financial resources to support future operations, capital expenditures and future acquisitions, divestitures and other strategic transactions. Such statements are based on current expectations and involve risks, uncertainties and other factors which may cause the actual results, our performance or our achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the Risk Factors which are set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, or the 2018 Annual Report on Form 10-K and which are incorporated herein by reference , as updated and/or supplemented in subsequent filings with the U.S. Securities and Exchange Commission, or SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence or effect of anticipated or unanticipated events. Precautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. Any additional precautionary statements made in our 2018 Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q.

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

In the semiconductor capital equipment market, equipment productivity and availability are critical factors for our customers, who typically operate equipment under demanding temperature and/or pressure environments. We are a leader in wafer automation and contamination controls solutions and services that are designed to improve throughput, yield, and cost of ownership of tools in semiconductor fabs. Our product offerings include vacuum and atmospheric robots, turnkey vacuum and atmospheric wafer handling systems, as well as wafer carrier cleaning and reticle storage systems. We also capture the complete life cycle of value through our global service network of expert application and field engineers who are located close to our customers. Our services include rapid refurbishment of robots to stringent specifications, upgrades to improve equipment productivity, and proactive monitoring and diagnostics for predictive risk management and improved up-time of the installed base. Although the demand for semiconductors and semiconductor manufacturing equipment is cyclical resulting in periodic expansions and contractions, we expect the semiconductor equipment market to remain one of our principal markets as we continue making investments to maintain and grow our semiconductor product and service offerings. A majority of our research and development spending advances our current product lines and drives innovations for new product offerings. We invest in research and development initiatives within the Brooks Semiconductor Solutions Group segment to maintain continued leadership position in the markets we serve. Our Vacuum Automation platform, MagnaTran LEAP™, enables the rapidly emerging advanced technologies related to manufacturing semiconductor chips with 10 nanometer and smaller design rules. MagnaTran LEAP™ is well positioned to deliver clean, accurate and fast wafer transport available for the fast-growing Deposition and Etch markets. In addition, we expect to continue to support and expand our technology and product offerings for the semiconductor market through acquisitions. In fiscal year 2018, we acquired Tec-Sem Group AG, or Tec-Sem, a Switzerland-based provider of semiconductor fabrication automation equipment with a focus on reticle management. The acquisition has enhanced our contamination controls solutions offerings.

In the life sciences sample-based services market, we utilize our core competencies and capabilities in automation and cryogenics to provide comprehensive bio-sample management solutions to a broad range of end markets within the life sciences industry. Our offerings include automated ultra-cold storage freezers, consumable sample storage containers, instruments which assist in the workflow of sample management, on-site and off-site full sample management services, gene sequencing services and gene synthesis services. We expect the life sciences sample management market to remain one of our principal markets for our product and service offerings and provide favorable opportunities for the growth of our overall business. Over the past several years, we have acquired and developed essential capabilities required to strategically address the sample management needs across multiple end markets within the life sciences industry. In October 2017, we acquired all of the outstanding capital stock of 4titude Limited, or 4titude, a U.K.-based manufacturer of scientific consumables for biological sample materials used in a variety of genomic and DNA analytical applications. The acquisition has expanded our existing offerings of consumables and instruments within the Brooks Life Sciences segment. In April 2018, we acquired BioSpeciMan Corporation, a Canadian provider of storage services for biological sample materials. The acquisition has expanded customer relationships and geographic reach within our growing sample management storage services business. On November 15, 2018, we acquired GENEWIZ Group, or GENEWIZ, a leading global genomics service provider headquartered in South Plainfield, New Jersey. GENEWIZ is a global leader in genomics services that enable research scientists to advance their discoveries within the pharmaceutical, academic, biotechnology, agriculture and other markets. GENEWIZ provides gene sequencing and synthesis services for more than 4,000 institutional customers worldwide supported by their global network of laboratories spanning the United States, China, Japan, Germany and the United Kingdom. This transaction has added a new and innovative platform which we expect to leverage, along with our core capabilities, to add even more value to samples under our care. Please refer to Note 5, “Acquisitions” in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q for further information on these transactions. Since entering the life sciences industry, we have also strengthened and broadened our product portfolio and market reach by investing in internal product development and sales and marketing infrastructure. We expect to continue investing in research and development and making strategic acquisitions and other investments with the objective of expanding our offerings in the life sciences sample management market.

Business and Financial Performance

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Results of Operations - Revenue for the three months ended June 30, 2019 increased to $203.9 million, or by 18%, as compared to the corresponding period of the prior fiscal year. Gross margin was 41.0% for the three months ended June 30, 2019 as compared to 38.8% for the corresponding period of the prior fiscal year, an increase of $16.7 million. Operating expenses were $67.1 million during the three months ended June 30, 2019 as compared to $54.3 million during the corresponding period of the prior fiscal year, an increase of $12.8 million. Operating income was $16.4 million during the third quarter of fiscal year 2019 as compared to $12.5 million for the corresponding period of the prior fiscal year. Income from continuing operations was $0.9 million for the third quarter of fiscal year 2019, as compared to $4.8 million for the corresponding period of the prior fiscal year.

Nine Months Ended June 30, 2019 Compared to Nine Months Ended June 30, 2018

Results of Operations - Revenue for the nine months ended June 30, 2019 increased to $581.6 million, or by 23%, as compared to the corresponding period of the prior fiscal year. Gross margin was 40.6% for the nine months ended June 30, 2019 as compared to 38.9% for the corresponding period of the prior fiscal year, an increase of $52.6 million. Operating expenses were $200.7 million during the nine months ended June 30, 2019 as compared to $155.7 million during the corresponding period of the prior fiscal year, an increase of $45.0 million. Operating income was $35.4 million during the nine months ended June 30, 2019 as compared to $27.8 million for the corresponding period of the prior fiscal year. Income from continuing operations was $4.4 million for the nine months ended June 30, 2019 as compared to $68.9 million for the corresponding period of the prior fiscal year. The decrease of $64.6 million was primarily attributable to the reversal of the valuation allowance reserve against U.S. deferred income tax benefits of $56.3 million in the prior fiscal year, and a $9.1 million loss on extinguishment of debt in the 2019 period, partially offset by increased operating income and a decrease in foreign currency exchange losses in the 2019 period compared to the prior year period.

June 30, 2019 Compared to September 30, 2018

Cash Flows and Liquidity - Cash, cash equivalents and marketable securities were $159.8 million at June 30, 2019 as compared to $251.2 million at September 30, 2018. The decrease in cash and cash equivalents and marketable securities of $91.5 million was primarily attributable to net cash outflows of $442.7 million to acquire GENEWIZ, cash dividends paid of $21.7 million and capital expenditures of $15.5 million, partially offset by net cash inflows primarily from proceeds received in connection with the amendment and syndication of our incremental term loan of $331.4 million, proceeds from the sales and maturities of marketable securities of $51.5 million and net cash inflows from operating activities of $58.2 million as of June 30, 2019. Cash inflows from operating activities of $58.2 million was comprised of $76.6 million of net earnings, including net income of $25.1 million and the impact of non-cash related charges of $51.5 million, partially offset by uses of cash of $18.4 million related to the changes in our operating assets and liabilities, net of acquisitions.

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

For further information with regard to our significant accounting policies and estimates, please refer to Note 2, "Summary of Significant Accounting Policies" in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q and in the Notes to our audited consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in our 2018 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

For a summary of recently issued accounting pronouncements applicable to our unaudited consolidated financial statements, please refer to Note 2, "Summary of Significant Accounting Policies" in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three and Nine Months Ended June 30, 2019 Compared to Three and Nine Months Ended June 30, 2018

Revenue

We reported revenue of $203.9 million for the three months ended June 30, 2019, compared to $172.4 million for the corresponding period of the prior fiscal year, an increase of $31.5 million, or 18%. We reported revenue of $581.6 million for the nine months ended June 30, 2019, compared to $471.9 million for the corresponding period of the prior fiscal year, an increase of $109.7 million, or 23%. In the first quarter of fiscal 2019, we adopted new accounting guidance for recognizing revenue on a modified retrospective basis. The difference in reported revenue due to the adoption of the standard was a net decrease of $0.9 million and $2.4 million during the three and nine months ended June 30, 2019, respectively.

Our Brooks Semiconductor Solutions Group segment reported revenue of $116.0 million for the three months ended June 30, 2019 compared to $122.7 million for the corresponding period of the prior fiscal year, a decrease of $6.6 million, or 5%. We reported a decline in automation systems revenue of $13.0 million and services revenue of $1.0 million, which were partially offset by an increase in contamination control systems of $7.3 million. For the nine months ended June 30, 2019, our Brooks Semiconductor Solutions Group segment reported revenue of $341.6 million compared to $326.2 million for the corresponding period of the prior fiscal year, an increase of $15.4 million, or 5%. We reported an increase in contamination control solutions of $35.7 million, of which $15.1 million is attributable to six additional months of revenue for the acquisition of Tec-Sem, acquired on April 1, 2019, this was partially offset by declines in automation systems of $19.1 million and services of $1.2 million. The semiconductor markets are cyclical and may fluctuate significantly from quarter to quarter. Demand for our Brooks Semiconductor Solution Group products is affected by these cycles. The difference in reported revenue due to the adoption of the new revenue recognition standard was a net increase of $0.2 million and $0.8 million for the three and nine months ended June 30, 2019, respectively.

Our Brooks Life Sciences segment reported revenue of $87.8 million for the three months ended June 30, 2019 compared to $49.7 million for the corresponding period of the prior fiscal year. The increase of $38.1 million, or 77%, was composed of $37.1 million from acquisitions, and $1.1 million from internal growth, driven by increases in sales of BioStoreTM III Cryostores, sample storage services, infrastructure services, and consumables and instruments, partially offset by declines in automated cold storage systems. For the nine months ended June 30, 2019, our Brooks Life Sciences segment reported revenue of $240.0 million, compared to $145.7 million for the corresponding period of the prior fiscal year. The increase of $94.3 million, or 65% was composed of $86.3 million from acquisitions, and $8.0 million from internal growth, principally in sample storage services, consumables and instruments, infrastructure services, and BioStoreTM III Cryostores, partially offset by declines in automated cold storage systems and informatics solutions. The difference in reported revenue due to the adoption of the new revenue recognition standard was a net decrease of $1.0 million and $3.3 million during the three and nine months ended June 30, 2019, respectively.

Revenue generated outside the United States was $115.7 million, or 57% of total revenue, for the three months ended June 30, 2019 compared to $110.7 million, or 64% of total revenue, for the corresponding period of the prior fiscal year. Revenue generated outside the United States was $342.4 million, or 59% of total revenue, for the nine months ended June 30, 2019 compared to $298.0 million, or 63% of total revenue, for the corresponding period of the prior fiscal year. We had no customers that accounted for 10% or more of our consolidated revenue for each of the three and nine months ended June 30, 2019 and 2018.

Gross Margin

We reported gross margins of 41.0% for the three months ended June 30, 2019 compared to 38.8% for the corresponding period of the prior fiscal year. Gross margin increased in the Brooks Life Sciences Segment by 3.6 percentage points and in the Brooks Semiconductor Solutions Group segment by 1.6 percentage points in the 2019 period over the 2018 period. We reported gross margins of 40.6% for the nine months ended June 30, 2019 compared to 38.9% for the corresponding period of the prior fiscal year. Gross margin increased in the Brooks Life Sciences segment by 3.7 percentage points and in the Brooks Semiconductor Solutions Group by 0.1 percentage points in the 2019 period over the 2018 period. Cost of revenue for the three and nine months ended June 30, 2019 also included $0.0 million and $0.2 million, respectively, of charges related to the inventory step-up in purchase accounting, as compared to $0.7 million and $1.9 million, respectively, during the corresponding periods of the prior fiscal year. Excluding the purchasing accounting impact related to inventory step-up and the amortization of completed technology, gross margins expanded 2.3 percentage points and 1.9 percentage points, respectively, during the three and nine months ended June 30, 2019 as compared to the corresponding periods of the prior fiscal year. The difference in reported gross margin due to the adoption of the new revenue recognition standard was a net decrease in gross profit of $0.4 million and $0.9 million during three and nine months ended June 30, 2019, respectively.

Our Brooks Semiconductor Solutions Group segment reported gross margins of 40.9% for the three months ended June 30, 2019 as compared to 39.3% for the corresponding period of the prior fiscal year. The increase is driven by favorable customer mix and product mix. Our Brooks Semiconductor Solutions Group segment reported gross margins of 40.8% for the nine months ended June 30, 2019 as compared to 39.9% for the corresponding period of the prior fiscal year. The increase is driven primarily by customer and product mix and productivity improvements in our services reporting unit. Cost of revenue for the three and nine months ended June 30, 2019 included $0.9 million and $2.7 million, respectively, of charges for amortization related to completed technology as compared to $1.1 million and $2.3 million, respectively, incurred during the corresponding periods of the prior fiscal year. The results for the three and nine months ended June 30, 2019 included $0.0 million and $0.2 million, respectively, of charges related to the inventory step-up in purchase accounting as compared to $0.8 million during both the corresponding periods of the prior fiscal year. Excluding the purchase accounting impact and the amortization of completed technology, margins expanded 0.8 percentage points, during the three and nine months ended June 30, 2019 as compared to the corresponding periods of the prior fiscal year. The difference in reported gross margin due to the adoption of the new revenue recognition standard was a net increase in gross profit of $0.2 million and $0.8 million during three and nine months ended June 30, 2019, respectively.

Our Brooks Life Sciences segment reported gross margins of 41.0% for the three months ended June 30, 2019 as compared to 37.4% for the corresponding period of the prior fiscal year. Our Brooks Life Sciences segment reported gross margins of 40.3% for the nine months ended June 30, 2019 as compared to 36.6% for the corresponding period of the prior fiscal year. The increase during both periods was due to a higher margin revenue mix from GENEWIZ. Cost of revenue for the three and nine months ended June 30, 2019 included $2.0 million and $4.9 million, respectively, of charges for amortization related to completed technology as compared to $0.4 million and $1.1 million, respectively, incurred during the corresponding periods of the prior fiscal year. The results for the three and nine months ended June 30, 2018 included $0.0 million and $1.2 million, respectively, of charges related to the inventory step-up in purchase accounting as compared to no such charges during both the corresponding periods of the current fiscal year. Excluding the purchase accounting impact and the amortization of completed technology, margins expanded 5.1 percentage points and 4.2 percentage points, respectively, during the three and nine months ended June 30, 2019 as compared to the corresponding periods of the prior fiscal year. The difference in reported gross margin due to the adoption of the new revenue recognition standard was a net decrease in gross profit of $0.6 million and $1.8 million during three and nine months ended June 30, 2019, respectively.

Research and Development

Research and development expenses were $14.2 million and $41.5 million, respectively, during the three and nine months ended June 30, 2019 as compared to $12.0 million and $34.8 million, respectively, during the corresponding periods of the prior fiscal year. The increase of $2.2 million during the third quarter of fiscal year 2019 as compared to the corresponding period of fiscal year 2018 reflects higher expense of $1.2 million within the Brooks Life Sciences segment and $1.0 million within the Brooks Semiconductor Solutions Group segment. The increase of $6.7 million during the first nine months of fiscal year 2019 as compared to the same period of fiscal year 2018 reflects higher expense of $3.8 million within the Brooks Life Sciences segment and $2.9 million within the Brooks Semiconductor Solutions Group segment. Higher expenses in both periods were primarily attributable to new acquisitions, project spending to support new product development and the growth of our business and higher employee related costs.

Selling, General and Administrative

Selling, general and administrative expenses were $52.6 million and $158.5 million, respectively, during the three and nine months ended June 30, 2019 as compared to $42.1 million and $120.7 million, respectively, during the corresponding periods of the prior fiscal year. The increase of $10.5 million for the three months ended June 30, 2019 compared to the corresponding period of the prior year was primarily attributable to the selling, general and administrative infrastructure at GENEWIZ, and amortization expense related to intangible assets acquired in connection with the acquisition of GENEWIZ. These impacts were partially offset by lower expense accruals in the 2019 period as compared to the 2018 period related to variable compensation and lower professional services and merger and acquisition related expenses. The increase of $37.8 million during the nine months ended June 30, 2019 compared to the corresponding period of the prior fiscal year was driven by selling, general and administrative expenses related to the acquisitions of GENEWIZ and Tec Sem and amortization expense related to intangible assets acquired in connection with both acquisitions and higher merger and acquisition related expenses, partially offset by lower expenses related to professional services and variable compensation as compared to the 2018 period. The nine months ended June 30, 2019 included a $1.1 million credit related to an insurance claim.

Amortization expense related primarily to customer relationships was $6.2 million and $18.6 million, respectively, during the three and nine months ended June 30, 2019 as compared to $5.1 million and $14.3 million, respectively, during the corresponding periods of the prior fiscal year. Merger-related costs were $0.2 million and $6.6 million, respectively, during the three and nine months ended June 30, 2019 as compared to $0.4 million and $2.6 million, respectively, during the corresponding periods of the prior fiscal year. The increases in amortization expense and merger costs during 2019 are primarily due to the acquisition of GENEWIZ.

Non-Operating Income (Expenses)

Interest income - During the three and nine months ended June 30, 2019, we recorded interest income of $0.1 million and $0.8 million, respectively, as compared to $0.7 million and $1.2 million, respectively, during the corresponding periods of the prior fiscal year.

Interest expense - During the three and nine months ended June 30, 2019, we recorded interest expense of $8.0 million and $21.3 million, respectively, as compared to $2.5 million and $6.8 million, respectively, during corresponding periods of the prior fiscal year. The increase in interest expense in the 2019 periods compared to the same periods in the previous fiscal year are due to interest on the incremental term loan secured in the first quarter of fiscal year 2019 to pay a portion of the purchase price for our acquisition of GENEWIZ.

Loss on extinguishment of debt - During the three and nine months ended June 30, 2019, we recorded a loss on extinguishment of debt of $9.1 million in connection with the syndication of the incremental term loan secured during the first quarter of fiscal 2019. The syndication to a new group of lenders during the second quarter of fiscal 2019 met the criteria of a debt extinguishment and therefore the amortization of the deferred financing costs associated with the origination of the incremental term loan was accelerated and recorded as a loss on extinguishment of debt in our statement of operations.

Other expenses, net - During the three and nine months ended June 30, 2019, we recorded other expenses, net of $0.3 million and $1.1 million, respectively, as compared to $0.6 million and $3.0 million, respectively, of the corresponding periods of the prior fiscal year. The $1.9 million decrease during the nine months ended June 30, 2019 as compared to the corresponding period of fiscal 2018 was primarily attributable to lower foreign currency exchange losses.

Income Tax Provision

We recorded an income tax expense of $7.3 million and $0.4 million, respectively, during the three and nine months ended June 30, 2019. The tax expense for the three months ended June 30, 2019 was primarily driven by a $4.3 million discrete expense resulting from guidance provided with final U.S. tax regulations issued during the quarter related to the transition tax, and the tax provision on current earnings based on estimated annual mix of income by jurisdiction. These expenses were partially offset by a discrete benefit for stock compensation windfalls of $0.4 million for tax deductions that exceeded the associated compensation expense, and a $0.3 million reversal of an unrecognized tax benefit upon the closing of an audit. The tax expense for the nine months ended June 30, 2019 was primarily driven by a $3.2 million expense related to the completion of the accounting for the U.S. transition tax and the tx provision on current earnings based on estimated annual mix of income by jurisdiction. These expenses were partially offset by discrete benefits related to stock compensation windfalls of $4.5 million for tax deductions that exceeded the associated compensation expense, and $1.4 million of tax benefits related to the remeasurement of net U.S. deferred tax assets due to state tax rate changes.

We recorded an income tax provision of $5.4 million and benefit of $49.8 million, respectively, during the three and nine months ended June 30, 2018. The tax provision for the three months ended June 30, 2018 was the result of our earnings for the period. The tax benefit recorded during the nine months ended June 30, 2018 was primarily driven by a discrete benefit due to the reversal of a valuation allowance against U.S. net deferred tax assets in the amount of $56.3 million. The tax benefit for the nine months ended June 30, 2018 also included $0.7 million of tax benefits related to the re-measurement of net U.S. deferred tax liabilities to account for the reduced 21 percent statutory federal income tax rate. These discrete tax benefits for the nine months ended June 30, 2018 were partially offset by the tax provision related to foreign income.

During 2018, the Internal Revenue Service issued proposed regulations on the federal toll charge and various other aspects of the Tax Cuts and Jobs Act. We finalized our analysis of the toll charge and related liabilities, including uncertain tax positions, during the three months ended December 31, 2018 pursuant to SEC Staff Accounting Bulletin No. 118. As a result of the new guidance issued and additional work to complete the calculation of our federal toll charge, we reduced our provisional accrual for federal, state and foreign taxes by net $1.1 million during the three months ended December 31, 2018. During the quarter ended June 30, 2019, final U.S. tax regulations were issued that resulted in a $4.3 million increase to the previously calculated transition tax. In addition, we also assessed our uncertain tax positions related to these taxes and accrued income and determined no tax reserves were required.

We evaluate the realizability of our deferred tax assets by tax-paying component and assess the need for a valuation allowance on a quarterly basis. We evaluate the profitability of each tax-paying component on a historic cumulative basis and a forward-looking basis while performing this analysis. We evaluated all positive and negative evidence in concluding it was appropriate to release the majority of the valuation allowance against U.S. net deferred tax assets during fiscal year 2018. We maintain a U.S. valuation allowance related to the realizability of other state tax credits and net operating loss carry-forwards. We continue to maintain valuation allowances against net deferred tax assets in certain foreign tax-paying components as of June 30, 2019. On July 1, 2019, we completed the sale of our semiconductor cryogenics business that resulted in a taxable gain in the U.S. During the fourth quarter of fiscal 2019, we may record adjustments to our valuation allowance as we consider new evidence including updated forecasts of U.S. income and utilization of deferred tax assets that were previously expected to expire.

We maintain liabilities for uncertain tax positions. These liabilities involve judgment and estimation and are monitored based on the best information available. We recognize interest related to unrecognized benefits as a component of the income tax benefit. We recognized interest expense related to our unrecognized tax benefits of $0.3 million and $0.8 million, respectively, during the three and nine months ended June 30, 2019. During the three months ended June 30, 2019 an income tax audit was closed which resulted in a $0.3 million reduction in the gross unrecognized tax benefits that impacted the effective tax rate. During the nine months ended June 30, 2018 the statute of limitations lapsed on an uncertain tax position in a foreign jurisdiction which resulted in a $0.3 million reduction in the gross unrecognized tax benefits that impacted the effective tax rate.

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

Discontinued Operations

We generated revenue and net income from discontinued operations of $34.5 million and $6.3 million, respectively, for the three months ended June 30, 2019 related to our semiconductor cryogenics business as compared to $51.1 million and $17.8 million, respectively, for the corresponding period of fiscal 2018. We generated revenue and net income from discontinued operations of $109.5 million and $20.7 million, respectively, for the nine months ended June 30, 2019 related to our semiconductor cryogenics business as compared to $148.2 million and $37.2 million, respectively, for the corresponding period of fiscal 2018. The net income includes income from the Ulvac Cryogenics, Inc. joint venture during these periods. The income from discontinued operations only includes direct operating expenses incurred that (1) are clearly identifiable as costs being disposed of upon completion of the sale and (2) will not be continued by the

Company on an ongoing basis. Indirect expenses which supported the semiconductor cryogenics business, and which will remain as part of the continuing operations, are not reflected in income from discontinued operations.

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

The discussion of our cash flows and liquidity that follows does not include the impact of the disposition of the semiconductor cryogenics business and is stated on a total company consolidated basis.

Overview of Cash Flows and Liquidity

Our cash, cash equivalents and marketable securities as of June 30, 2019 and September 30, 2018 consist of the following (in thousands):

	June 30, 2019	September 30, 2018
Cash and cash equivalents	$156,852	$197,708
Short-term marketable securities	35	46,281
Long-term marketable securities	2,874	7,237
	$159,761	$251,226

Our cash is held in numerous locations throughout the world. As of June 30, 2019, we had cash and cash equivalents of $156.9 million, of which $112.3 million was held outside of the United States. If these funds are needed for our U.S. operations, we would need to repatriate these funds. As a result of recent changes in U.S. tax legislation, any repatriation in the future would likely not result in further U.S. federal income tax. Our intent is to permanently reinvest these funds outside of the United States and our current operating plans do not demonstrate a need to repatriate these funds for our U.S. operations. As of June 30, 2019 and September 30, 2018, we had marketable securities of $2.9 million and $53.5 million, respectively. Our marketable securities are generally readily convertible to cash without an adverse impact.

On July 1, 2019, subsequent to this third fiscal quarter reporting period, the sale of the semiconductor cryogenics business was completed.  Cash received on July 1, 2019 was $669 million, of which, $3 million was placed in escrow. The Company estimates obligations related to the sale include estimated closing costs of $13 million and estimated taxes of $105 million, resulting in estimated net proceeds from the sale of $550 million, subject to final working capital and other adjustments.  From the cash received on July 1, 2019 related to the sale, $348.3 million was applied to fully extinguish the balance of our incremental term loan and $147.0 million was applied to reduce the balance outstanding of our term loan. The impact on the cash balance on July 1, 2019 due to the cash received from the sale partially offset by the application of the proceeds received to reduce debt, was a net increase of $173.4 million.  The Company expects to settle the other obligations from the sale including estimated closing costs of $13 million in the fourth quarter of fiscal 2019, and estimated taxes of $105 million in the second quarter of fiscal 2020.  As described above, the Company routinely invests certain amounts of its cash balance in marketable securities.

When considering only the cash received related to the sale of the semiconductor cryogenics business and the debt reductions made on July 1, 2019, as mentioned above, the balance of cash, cash equivalents and marketable securities reported as of June 30, 2019 on our Consolidated Balance Sheet of $159.8 million increased $173.4 million to $333.2 million.  Similarly, the long-term debt reported on our Consolidated Balance Sheet as of June 30, 2019 of $534.7 million decreased by $491.8 million on July 1, 2019 to $42.9 million and the current portion of long-term debt reported on our Consolidated Balance Sheet of $6.3 million as of June 30, 2019 decreased to $2.8 million on July 1, 2019. Total current liabilities reported on our Consolidated Balance Sheet at June 30, 2019 of $175.0 million increased on July 1, 2019 by approximately $118 million due to liabilities assumed related to the sale for the estimated tax payments of $105 million and estimated closing costs of $13 million, as mentioned above.

Nine Months Ended June 30, 2019 Compared to Nine Months Ended June 30, 2018

Overview

Cash, cash equivalents and marketable securities were $159.8 million at June 30, 2019 as compared to $251.2 million at September 30, 2018. The decrease in cash and cash equivalents and marketable securities of $91.5 million was primarily attributable to net cash outflows of $442.7 million to acquire GENEWIZ, cash dividends paid of $21.7 million and capital expenditures of $15.5 million, partially offset by net cash inflows primarily from proceeds received from the incremental amendment and syndication of our existing term loan of $331.4 million, proceeds from the sales and maturities of marketable securities of $51.5 million and net cash inflows from operating activities of $58.2 million during the nine months ended June 30, 2019.

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as earnings, working capital needs and the timing of payments for income taxes, restructuring activities and other operating charges impact reported cash flows.

Cash provided by operating activities was $58.2 million during the nine months ended June 30, 2019, comprised primarily of earnings of $76.6 million, including net income of $25.1 million and the impact of non-cash related charges of $51.5 million. Partially offsetting these items were the uses of cash of $18.4 million related to the changes in our operating assets and liabilities. The changes in operating assets and liabilities that resulted in a use of cash consisted primarily of a decrease in accrued compensation and tax withholdings as a result of year-end cash incentive bonus payments, an increase in accounts receivable as a result of higher revenue, an increase in inventory levels primarily related to our automation systems product lines, and increase in accounts payable. These uses of cash were partially offset by sources of cash related primarily to increases in deferred revenue and accrued expenses and other liabilities. Cash provided by operating activities was $42.8 million during the nine months ended June 30, 2018 comprised primarily of earnings of $95.0 million, including net income of $106.1 million and the unfavorable impact of non-cash related charges of $11.1 million, partially offset by the uses of cash of $52.2 million related to the changes in our operating assets and liabilities.

Investing Activities

Cash flows from investing activities consist primarily of cash used for acquisitions, capital expenditures and purchases of marketable securities as well as cash proceeds generated from sales and maturities of marketable securities. Cash used in investing activities was $408.1 million during the nine months ended June 30, 2019 as compared to $142.0 million during the corresponding period of the prior fiscal year. Cash used in investing activities during the nine months ended June 30, 2019 included cash outflow of $442.7 million for the acquisition of GENEWIZ, $15.5 million of capital expenditures, and $1.3 million for the purchases of marketable securities, partially offset by cash inflows from the proceeds of sales and maturities of marketable securities of $51.5 million. Cash used in investing activities during the nine months ended June 30, 2018 included cash payments of $83.0 million for acquisitions, $58.3 million for the purchases of marketable securities and $9.3 million of capital expenditures, partially offset by cash inflows from sales and maturities of marketable securities of $8.5 million.

Financing Activities

Cash provided by financing activities was $309.8 million during the nine months ended June 30, 2019 as compared to $176.4 million during the corresponding period of the prior fiscal year. Cash provided by financing activities during the nine months ended June 30, 2019 included net cash inflows of $331.4 million primarily related to net proceeds from the incremental term loan secured in November 2018 and the syndication of the incremental term loan in February 2019, partially offset by cash dividend payments of $21.7 million. Cash provided by financing activities during the nine months ended June 30, 2018 included cash inflows of $197.6 million related to proceeds from the term loan originated in October 2017, partially offset by cash dividend payments of $21.2 million and principal payments of $1.0 million.

China Facility

In April 2019, we committed to construct a facility in Suzhou China, to consolidate the Suzhou operations of its GENEWIZ business and provide an infrastructure to support future growth.  The facility will be constructed in two phases.  We expect to incur $50.0 to $55.0 million of capital expenditures related to this facility over the next five years, of which up to $10.0 million is expected to be incurred during 2019. During the three and nine months ended June 30, 2019, we have incurred $0.1 million in capital expenditures related to the construction of this facility.

Divestiture and Extinguishment of Debt

On July 1, 2019, we completed the sale of our semiconductor cryogenics business to Edwards Vacuum LLC (a member of the Atlas Copco Group) for $675.0 million. We expect net cash proceeds from the sale to be approximately $550 million, after adjustments and deducting taxes and other items. On July 1, 2019, in connection with the completion of the sale, we used $348.3 million of the cash proceeds from the sale to extinguish the total remaining outstanding balance of the incremental term loan and $147.0 million of the cash proceeds from the sale to extinguish a portion of the outstanding balance of the term loan. The total amount of debt extinguished on July 1, 2019 was $495.3 million.

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

On February 15, 2019, we syndicated the incremental term loan to a group of new lenders which met the criteria of a debt extinguishment. We wrote off the carrying value of the incremental term loan of $340.1 million as of February 15, 2019 and recorded the syndicated incremental term loan at its present value for $349.1 million and a loss on debt extinguishment for $9.1 million. The syndicated incremental term loan was issued at $345.2 million, or 98.9% of its part value resulting in a discount of $4.0 million which represented financing costs which are presented as a reduction of the incremental term loan principal balance in the accompanying unaudited Consolidated Balance Sheets and was accreted over the life of the loan. Except as provided in the Amendment for increase of interest rates, the incremental term loan was subject to the same terms and conditions as set forth in the incremental term loan.

The term loans mature and becomes fully payable on October 4, 2024. Installment principal payments equal to 0.25% of the initial principal amount of the term loan are payable on the last day of each quarter, with any remaining principal amount becoming due and payable on the maturity date. During the nine months ended June 30, 2019, we made principal payments of $3.3 million related to the term loans. Subject to certain conditions stated in the credit agreement, we may redeem the term loans at any time at our option without a significant premium or penalty, except for a repricing transaction, as defined in the original credit agreement and the Amendment. We would also be required to redeem the term loan at the principal amounts then outstanding upon the occurrence of certain events, as set forth in the original credit agreement and the Amendment.

On July 1, 2019, in connection with the completion of the sale of our semiconductor cryogenics business, we used $348.3 million of the cash proceeds from the sales to extinguish the outstanding balance of the incremental term loan and $147.0 of the cash proceeds from the sales to extinguish a portion of the outstanding balance of the term loan. The total amount of debt extinguished on July 1, 2019 was $495.3 million. At July 1, 2019, our total outstanding debt balance was approximately $46 million as a result of the debt extinguishment.

In connection with the GENEWIZ acquisition, we assumed three five-year term loans and two one-year term loans. At June 30, 2019, we had an aggregate outstanding principal balance of $1.7 million for the three five-year term loans. The two one-year short term loans matured and were repaid in full as of June 30, 2019.

At June 30, 2019, the aggregate outstanding principal balance of the term loans was $541.1 million, excluding unamortized deferred financing costs of $5.8 million. Borrowings under the term loan bear variable interest rates. As a result, we may experience exposure to interest rate risk due to the potential volatility associated with the variable interest rates on the term loan. If rates increase, we may be subject to higher costs of servicing the loan which could reduce our profitability and cash flows. During the nine months ended June 30, 2019, the weighted average stated interest rate on the term loan was 5.4%. During the nine months ended June 30, 2019, we incurred aggregate interest expense of $21.3 million on the term loans including $1.3 million of deferred financing costs amortization. Our debt service requirements are expected to be funded through our existing sources of liquidity and operating cash flows.

The credit agreement and the Amendment contain certain customary representations and warranties, covenants and events of default. As of June 30, 2019, we were in compliance with all covenants and conditions under the credit agreement.

Line of Credit

Facility

We maintain a revolving line of credit under a credit agreement with Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. that provides for revolving credit facility of up to $75.0 million, subject to borrowing base availability, as defined in the credit agreement. The line of credit matures on October 4, 2022. The proceeds from the line of credit are available for permitted acquisitions and general corporate purposes.

As of June 30, 2019, we had approximately $48.7 million available for borrowing under the line of credit. There were no amounts outstanding pursuant to the line of credit as of June 30, 2019. The amount of funds available for borrowing under the credit agreement may fluctuate each period based on our borrowing base availability. The credit agreement contains certain customary representations and warranties, a financial covenant, affirmative and negative covenants, as well as events of default. We were in compliance with the credit agreement as of June 30, 2019. Although we believe we will be able to generate sufficient cash in the United States and foreign jurisdictions to fund future operating costs, we secured the revolving line of credit as an additional assurance for maintaining liquidity in the United States during potentially severe downturns of the cyclical semiconductor market, and for strategic investments or acquisitions.

Dividends

On July 31, 2019, the Company’s Board of Directors declared a cash dividend of $0.10 per share payable on September 27, 2019 to common stockholders of record as of September 6, 2019. Dividends are declared at the discretion of our Board of Directors and depend on actual cash flow from operations, our financial condition, debt service and capital requirements, and any other factors our Board of Directors may consider relevant. We intend to pay quarterly cash dividends in the future; however, the amount and timing of these dividends may be impacted by the cyclical nature of certain markets we serve. We may reduce, delay or cancel a quarterly cash dividend based on the severity of a cyclical downturn.

Share Repurchase Program

On September 29, 2015, our Board of Directors approved a share repurchase program for up to $50.0 million worth of our common stock. The timing and amount of any shares repurchased will be based on market and business conditions, legal requirements and other factors and repurchases may be commenced or suspended at any time at our discretion. There were no shares repurchased under this program during the nine months ended June 30, 2019 and there have been no shares repurchased under this program since its inception.

Contractual Obligations and Requirements

Our non-cancellable inventory purchase commitments were $97.2 million at June 30, 2019.

At June 30, 2019, we had approximately $1.3 million of letters of credit outstanding related primarily to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from our customers in the event that the product is not delivered or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if we fail to meet certain contractual requirements. None of these obligations were called during the nine months ended June 30, 2019, and we currently do not anticipate any of these obligations to be called in the near future.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including fluctuations in foreign currency exchange rates and changes in interest rates affecting interest payments on our term loan and investment return on our cash, cash equivalents and marketable securities.

Interest Rate Exposure

Our term loans bear variable interest rates which subject us to interest rate risk. Our primary interest rate risk exposure results from changes in the short-term LIBOR rate, the federal funds effective rate and the prime rate. As of June 30, 2019, the weighted average stated interest rate on the term loans was 5.4%. At June 30, 2019, the outstanding term loans principal balance was $541.1 million, net of unamortized deferred financing costs of $5.8 million. During the nine months ended June 30, 2019, we incurred cash interest expense of $20.0 million on the term loans. A hypothetical 100 basis point change in interest rates would result in a $3.8 million change in interest expense incurred during the nine months ended June 30, 2019.

Our cash and cash equivalents consist principally of money market securities that are short-term in nature. At June 30, 2019, our total short-term and long-term investments were $2.9 million, consisting mostly of highly rated corporate debt securities and other debt securities. At June 30, 2019, we had no securities in an unrealized loss position. A hypothetical 100 basis point change in interest rates would result in insignificant increase in interest income earned during the nine months ended June 30, 2019.

Currency Rate Exposure

We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were approximately 35% and 33% of our total sales, respectively, during the nine months ended June 30, 2019 and 2018. These sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.

In the normal course of our business, we have liquid assets denominated in non-functional currencies which include cash, short-term advances between our legal entities and accounts receivable which are subject to foreign currency exposure. Such balances were approximately $123.4 million and $84.7 million, respectively, at June 30, 2019 and September 30, 2018, and related to the Euro, British Pound and a variety of Asian currencies. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to mitigate our exposures to currency movement. We incurred foreign currency losses of $1.1 million and $3.1 million, respectively, during the nine months ended June 30, 2019 and 2018, which related to the currency fluctuation on these balances between the time the transaction occurred and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at June 30, 2019 and 2018 would result in an approximate change of $1.6 million and $5.1 million, respectively, in our net income during the nine months ended June 30, 2019 and 2018.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. We cannot predict the ultimate outcome of such legal proceedings or in certain instances provide reasonable ranges of potential losses. However, as of the date of this Quarterly Report on Form 10-Q, we believe that none of these claims will have a material adverse effect on our consolidated financial condition or results of operations. In the event of unexpected subsequent developments and given the inherent unpredictability of these legal proceedings, there can be no assurance that our assessment of any claim will reflect the ultimate outcome and an adverse outcome in certain matters could, from time-to-time, have a material adverse effect on our consolidated financial condition or results of operations in particular quarterly or annual periods.

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under Item 1A. Risk Factors in our 2018 Annual Report on Form 10-K. There have been no material changes from the risk factors disclosed in our 2018 Annual Report on Form 10-K. We may disclose changes to risk factors or additional factors from time to time in our future filings with the SEC.

Item 6. Exhibits

The following exhibits are included herein:

Exhibit No.	Description
2.1

Amendment No. 2 to Asset Purchase Agreement, dated June 28, 2019, by and among Brooks Automation, Inc., Edwards Vacuum LLC and, for certain sections, Atlas Copco AB (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 5, 2019).

31.01	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets; (ii) the unaudited Consolidated Statements of Operations; (iii) the unaudited Consolidated Statements of Comprehensive Income; (iv) the unaudited Consolidated Statements of Cash Flows; and (v) the Notes to the unaudited Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded in the iXBRL document.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

Date: August 2, 2019	/s/ Lindon G. Robertson
Lindon G. Robertson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 2, 2019	/s/ David Pietrantoni
David Pietrantoni
Vice President-Finance and Corporate Controller
(Principal Accounting Officer)