Form 10-Q
period 2019-12-31
Brooks Automation, Inc.
filed 2020-02-06
CIK 933974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, January 27, 2020: common stock, $0.01 par value and 73,619,648 shares outstanding.

BROOKS AUTOMATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BROOKS AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	December 31,	September 30,
	2019	2019
	(In thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$335,319	$301,642
Marketable securities	11,233	34,124
Accounts receivable, net	165,176	165,602
Inventories	105,181	99,445
Prepaid expenses and other current assets	46,560	46,332
Total current assets	663,469	647,145
Property, plant and equipment, net	105,296	100,669
Long-term marketable securities	3,039	2,845
Long-term deferred tax assets	6,004	5,064
Goodwill	490,370	488,602
Intangible assets, net	242,248	251,168
Other assets	48,532	20,506
Total assets	$1,558,958	$1,515,999
Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$827	$829
Accounts payable	65,306	58,919
Deferred revenue	29,042	29,435
Accrued warranty and retrofit costs	7,493	7,175
Accrued compensation and benefits	25,810	31,375
Accrued restructuring costs	844	1,040
Accrued income taxes payable	100,451	99,263
Accrued expenses and other current liabilities	53,179	44,234
Total current liabilities	282,952	272,270
Long-term debt	49,918	50,315
Long-term tax reserves	18,543	18,274
Long-term deferred tax liabilities	13,636	20,636
Long-term pension liabilities	5,397	5,338
Long-term operating lease liabilities	20,526	—
Other long-term liabilities	9,291	10,212
Total liabilities	400,263	377,045
Commitments and contingencies (Note 17)
Stockholders' Equity
Preferred stock, $0.01 par value - 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value - 125,000,000 shares authorized, 87,080,017 shares issued and 73,618,148 shares outstanding at December 31, 2019, 85,759,700 shares issued and 72,297,831 shares outstanding at September 30, 2019	871	857
Additional paid-in capital	1,926,350	1,921,954
Accumulated other comprehensive income	13,154	3,511
Treasury stock, at cost- 13,461,869 shares	(200,956)	(200,956)
Accumulated deficit	(580,724)	(586,412)
Total stockholders' equity	1,158,695	1,138,954
Total liabilities and stockholders' equity	$1,558,958	$1,515,999

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended
	December 31,
	2019	2018

Revenue
Products	$131,862	$125,375
Services	78,638	53,993
Total revenue	210,500	179,368
Cost of revenue
Products	79,971	74,574
Services	45,543	32,713
Total cost of revenue	125,514	107,287
Gross profit	84,986	72,081
Operating expenses
Research and development	14,401	13,148
Selling, general and administrative	59,343	53,541
Restructuring charges	576	59
Total operating expenses	74,320	66,748
Operating income	10,666	5,333
Interest income	699	423
Interest expense	(737)	(5,290)
Other expenses, net	(417)	(30)
Income before income taxes	10,211	436
Income tax benefit	(2,963)	(5,830)
Income from continuing operations	13,174	6,266
(Loss) income from discontinued operations, net of tax	(117)	8,149
Net income	$13,057	$14,415
Basic net income per share:
Income from continuing operations	$0.18	$0.09
(Loss) income from discontinued operations, net of tax	(0.00)	0.11
Basic net income per share	$0.18	$0.20
Diluted net income per share:
Income from continuing operations	$0.18	$0.09
(Loss) income from discontinued operations, net of tax	(0.00)	0.11
Diluted net income per share	$0.18	$0.20
Weighted average shares used in computing net income per share:
Basic	72,972	71,450
Diluted	73,645	72,165

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(In thousands)

	Three Months Ended
	December 31,
	2019	2018

Net income	$13,057	$14,415
Other comprehensive income, net of tax:
Foreign currency translation adjustments	9,645	1,677
Unrealized gains (losses) on marketable securities, net of tax effects of $0 and ($38) during the three months ended December 31, 2019 and 2018	10	(121)
Actuarial losses, net of tax effects of $1 and $2 during the three months ended December 31, 2019 and 2018	(12)	(9)
Total other comprehensive income, net of tax	9,643	1,547
Comprehensive income	$22,700	$15,962

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended
	December 31,
	2019	2018
Cash flows from operating activities
Net income	$13,057	$14,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,477	11,838
Stock-based compensation	4,410	4,467
Amortization of premium on marketable securities and deferred financing costs	67	235
Earnings of equity method investments	—	(1,772)
Deferred income taxes	(8,183)	(7,682)
Other losses on disposals of assets	126	6
Loss on sale of divestiture, net of tax	319	—
Changes in operating assets and liabilities, net of acquisitions and divestiture:
Accounts receivable	1,503	(13,826)
Inventories	(4,335)	(12,260)
Prepaid expenses and other assets	6,120	1,029
Accounts payable	5,255	7,932
Deferred revenue	(720)	6,385
Accrued warranty and retrofit costs	221	572
Accrued compensation and tax withholdings	(5,755)	(13,842)
Accrued restructuring costs	(203)	(181)
Accrued expenses and other liabilities	(2,616)	8,948
Net cash provided by operating activities	25,743	6,264
Cash flows from investing activities
Purchases of property, plant and equipment	(9,614)	(3,560)
Purchases of marketable securities	(10,742)	(1,290)
Sales of marketable securities	—	48,904
Maturities of marketable securities	33,584	2,557
Acquisitions, net of cash acquired	—	(445,210)
Net cash provided by (used in) investing activities	13,228	(398,599)
Cash flows from financing activities
Proceeds from term loans, net of discount	—	340,540
Principal payments on debt	(414)	(1,789)
Payments of capital leases	(319)	(121)
Common stock dividends paid	(7,369)	(7,208)
Net cash provided by (used in) financing activities	(8,102)	331,422
Effects of exchange rate changes on cash and cash equivalents	2,808	(1,004)
Net increase (decrease) in cash, cash equivalents and restricted cash	33,677	(61,917)
Cash, cash equivalents and restricted cash, beginning of period	305,171	197,708
Cash, cash equivalents and restricted cash, end of period	$338,848	$135,791
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	$2,622	$1,717
Deferred financing costs included in accounts payable	—	1,750

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$335,319	$135,741
Restricted cash included in prepaid expenses and other current assets	3,529	50
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$338,848	$135,791

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

(In thousands, except share data)

		Common		Accumulated
	Common	Stock at	Additional	Other
	Stock	Par	Paid-In	Comprehensive	Accumulated	Treasury	Total
	Shares	Value	Capital	Income	Deficit	Stock	Equity
	(In thousands, except share data)
Balance September 30, 2018	84,164,130	$841	$1,898,434	$13,587	$(994,074)	$(200,956)	$717,832
Shares issued under restricted stock and purchase plans, net	1,252,908	13	(13)				—
Stock-based compensation			4,467				4,467
Common stock dividends declared, at $0.10 per share					(7,208)		(7,208)
Foreign currency translation adjustments				1,677			1,677
Changes in unrealized gains on marketable securities, net of tax effects of ($38)				(121)			(121)
Actuarial losses, net of tax effects of $2				(9)			(9)
Net income					14,415		14,415
Cumulative effect of adoption of ASC 606					(858)		(858)
Balance December 31, 2018	85,417,038	$854	$1,902,888	$15,134	$(987,725)	$(200,956)	$730,195

Balance September 30, 2019	85,759,700	$857	$1,921,954	$3,511	$(586,412)	$(200,956)	$1,138,954
Shares issued under restricted stock and purchase plans, net	1,320,317	14	(14)				—
Stock-based compensation			4,410				4,410
Common stock dividends declared, at $0.10 per share					(7,369)		(7,369)
Foreign currency translation adjustments				9,645			9,645
Changes in unrealized losses on marketable securities, net of tax effects of $0				10			10
Actuarial losses, net of tax effects of $1				(12)			(12)
Net income					13,057		13,057
Balance December 31, 2019	87,080,017	$871	$1,926,350	$13,154	$(580,724)	$(200,956)	$1,158,695

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

Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) for the fiscal year ended September 30, 2019 (the "2019 Annual Report on Form 10-K"). The accompanying Consolidated Balance Sheet as of September 30, 2019 was derived from the audited annual consolidated financial statements as of the period then ended.

Discontinued Operations

In the fourth quarter of fiscal year 2018, the Company entered into a definitive agreement to sell its semiconductor cryogenics business (the “Disposition”) to Edwards Vacuum LLC (a member of the Atlas Copco Group) (“Edwards”). The Company determined that the semiconductor cryogenics business met the “held for sale” criteria and the “discontinued operations” criteria in accordance with Financial Accounting Standard Boards (“FASB”) Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements, (“FASB ASC 205”) as of September 30, 2018. The Consolidated Balance Sheets and Consolidated Statements of Operations, and the notes to the Consolidated Financial Statements were restated for all periods presented to reflect the discontinuation of the semiconductor cryogenics business, in accordance with FASB ASC 205. The discussion in the notes to these Consolidated Financial Statements, unless otherwise noted, relate solely to the Company's continuing operations. Please refer to Note 3, “Discontinued Operations” for further information.

On July 1, 2019, the Company completed the sale of the semiconductor cryogenics business for $661.1 million, which excludes $6.3 million retained by Edwards at closing as a result of the initial net working capital adjustments. Net cash proceeds from the sale were $553.1 million, after deducting estimated taxes payable and closing costs, which remains subject to adjustment for the final determination of working capital and other items.

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

Foreign currency exchange losses generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other expenses, net” in the Company’s unaudited Consolidated Statements of Operations. Net foreign currency transaction and remeasurement losses totaled $0.7 million and $0.1 million, respectively, during the three months ended December 31, 2019 and 2018.

Derivative Instruments

The Company has transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. The Company enters into foreign exchange contracts to reduce its exposure to currency fluctuations. The forward contract arrangements that the Company enters into, typically mature in three months or less. These transactions do not qualify for hedge accounting. Net gains and losses related to these contracts are recorded as a component of "Other expenses, net" in the accompanying unaudited Consolidated Statements of Operations and are as follows for the three months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended
	December 31,
	2019	2018
Realized gains (losses) on derivatives not designated as hedging instruments	$(3,668)	$2,977

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

As of December 31, the Company had no assets or liabilities measured and recorded at fair value on a recurring basis using Level 3 inputs.

Leases

The Company has operating leases for real estate and non-real estate and finance leases for non-real estate. The classification of a lease as operating or finance and the determination of the right-of-use asset (ROU asset) and lease liability are determined at lease inception. The ROU asset represents the Company’s right to use an underlying asset for the lease term and the lease liability represents the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, an incremental borrowing rate is used based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term.

The Company’s lease agreements may contain lease and non-lease components. Non-lease components primarily include payments for maintenance and utilities. Fixed payments for non-lease components are combined with lease payments and accounted for as a single lease component which increases the amount of the ROU asset and liability.

The ROU asset for operating leases is included within Other assets and the ROU asset for finance leases is included within Property, plant, and equipment, net on the Consolidated Balance Sheets. The short-term lease liabilities for both operating leases and finance leases are included within Accrued expenses and other current liabilities. The long-term lease liabilities for operating leases and finance leases are included within Long-term operating lease liabilities, and Other long-term liabilities, respectively, on the Consolidated Balance Sheets.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12: Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 clarifying and amending existing guidance. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2020. Early adoption is permitted. The Company is evaluating the impact of this ASU.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 provides guidance for recognizing credit losses on financial instruments based on an estimate of current expected credit losses model. The FASB subsequently issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses to clarify and address certain items related to the amendments in ASU 2016-13. ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, was issued to provide entities that have certain instruments within the scope of ASC 326 with an option to irrevocably elect the fair value option under ASC 825-10, Financial Instruments - Overall, applied on an instrument-by-instrument basis for eligible instruments. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this ASU.

Recently Adopted Accounting Pronouncements

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update). ASU 2019-07 aligns the guidance in various SEC sections of the Codification with the requirements of certain SEC final rules. ASU 2019 -07 was effective immediately during the Company’s third quarter of fiscal 2020 and the adoption did not have any impact on our consolidated financial statements and related disclosures.

In March 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which amends ASC 220 to add, remove, and clarify disclosure requirements related to reporting comprehensive income. This ASU gives entities the option to reclassify tax effects recorded in accumulated other comprehensive income as a result of tax reform to retained earnings. The entities have the option to apply the guidance retrospectively or in the period of adoption. The guidance requires entities to make new disclosures, regardless of whether they elect to reclassify tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption in any period is permitted. The Company adopted the guidance during the first quarter of fiscal year 2020. There is no accounting impact on the Company’s consolidated financial statements and related disclosures because the Company does not have stranded tax effects in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), an amendment of the FASB ASC 840. Under Topic 842, lessees are required to recognize a ROU asset and lease liability on the balance sheet for all leases with terms beyond twelve months. The new standard also requires enhanced disclosures that provide more transparent information to financial statement users about lease portfolios. The Company adopted Topic 842 effective October 1, 2019 using the modified retrospective approach. The Company applied Topic 842 to all its leases as of October 1, 2019 with comparative prior periods continuing to be reported under Topic 840. With the adoption of Topic 842, the Company assumed the assessment determined under Topic 840 of whether contracts contain leases, the classification of leases as operating or finance and the remaining lease term of each lease. Certain leases contain both lease and non-lease components, which the Company has elected to treat as a single lease component. On October 1, 2019, the Company recorded a ROU asset related to its operating leases of $28.1 million and a lease liability related to its operating leases of $27.1 million on its Consolidated Balance Sheets. There was no impact to the Company’s finance ROU asset and liability on October 1, 2019. The adoption of the standard does not impact the Consolidated Results of Operations or Consolidated Statement of Cash Flows. See Note 9, “Leases” for further information.

Other

For further information with regard to the Company’s significant accounting policies, please refer to Note 2 "Summary of Significant Accounting Policies" to the Company’s consolidated financial statements included in the 2019 Annual Report on Form 10-K.

3. Discontinued Operations

On August 27, 2018, the Company entered into a definitive agreement to sell its semiconductor cryogenics business to Edwards for $675.0 million in cash, subject to adjustments. On July 1, 2019, the Company completed the sale of the semiconductor cryogenics business for $661.1 million, which excludes $6.3 million retained by Edwards at closing based on the initial adjustment for net working capital. Net proceeds from the sale were approximately $553.1 million, after deducting estimated taxes payable and closing costs, which remains subject to adjustment for the final determination of working capital and other items.

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

The following table presents the financial results of discontinued operations (in thousands):

	Three Months Ended December 31,
	2019	2018
Revenue
Products	$-	$28,786
Services	-	10,538
Total revenue	-	39,324
Cost of revenue
Products	-	16,516
Services	-	6,049
Total cost of revenue	-	22,565
Gross profit	-	16,759
Operating expenses
Research and development	-	2,158
Selling, general and administrative	(257)	7,203
Total operating expenses	(257)	9,361
Operating income	257	7,398
Other (loss) income, net	(410)	289
(Loss) income before income taxes and earnings of equity method investment	(153)	7,687
Income tax provision	(36)	1,310
(Loss) income before equity in earnings of equity method investment	(117)	6,377
Equity in earnings of equity method investment	-	1,772
Net (loss) income	$(117)	$8,149

The table above reflects revenue for the three months ended December 31, 2018 in accordance with ASC 606. Results for the three months ended December 31, 2018 were not significantly impacted by the adoption of ASC 606.

The following table presents the summarized financial information for Ulvac Cryogenics, Inc., the unconsolidated subsidiaries accounted for based on the equity method (in thousands):

Three Months Ended December 31,
2018
Statements of Operations:
Total revenue	$22,299
Gross profit	8,928
Operating Income	5,124
Net income	3,496

The following table presents the significant non-cash items and capital expenditures for the discontinued operations that are included in the Consolidated Statements of Cash Flows (in thousands):

Three Months Ended December 31,
2018
Depreciation and amortization	$2
Capital expenditures	308
Stock-based compensation	291
Earnings of equity method investment	(1,772)

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

Unrealized gains and losses are excluded from earnings and reported as a separate component of accumulated other comprehensive income until the security is sold or matures. Gains or losses realized from sales of marketable securities are computed based on the specific identification method and recognized as a component of "Other expenses, net" in the accompanying unaudited Consolidated Statements of Operations. There were no marketable securities sales during the three months ended December 31, 2019. During the three months ended December 31, 2018, the Company sold marketable securities with a fair value and amortized cost of $49.4 million and $49.5 million, respectively, and recognized net losses of $0.1 million. As a result, during this period, the Company collected cash proceeds of $48.9 million from the sale of marketable securities and reclassified net unrealized holding losses of $0.1 million from accumulated other comprehensive income into “Other expenses, net” in the accompanying unaudited Consolidated Statements of Operations as a result of these transactions.

The following is a summary of the amortized cost and the fair value, including accrued interest receivable and unrealized holding gains (losses) on the short-term and long-term marketable securities as of December 31, 2019 and September 30, 2019 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
December 31, 2019:
U.S. Treasury securities and obligations of U.S. government agencies	$6,696	$—	$1	$6,697
Bank certificates of deposits	500	—	—	500
Corporate securities	4,519	—	—	4,519
Municipal securities	2,515	—	—	2,515
Other debt securities	41	—	—	41
	$14,271	$—	$1	$14,272
September 30, 2019:
U.S. Treasury securities and obligations of U.S. government agencies	$31,863	$(2)	$5	$31,866
Bank certificates of deposits	750	—	—	750
Corporate securities	4,317	—	1	4,318
Other debt securities	35	—	—	35
	$36,965	$(2)	$6	$36,969

The fair values of the marketable securities by contractual maturities at December 31, 2019 are presented below (in thousands):

Fair Value
Due in one year or less	$11,233
Due after one year through five years	—
Due after five years through ten years	—
Due after ten years	3,039
Total marketable securities	$14,272

Expected maturities could differ from contractual maturities because the security issuers may have the right to prepay obligations without prepayment penalties.

The Company reviews the marketable securities for impairment at each reporting period to determine if any of the securities have experienced an other-than-temporary decline in fair value. The Company considers factors, such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of its amortized cost basis. If the Company believes that an other-than-temporary decline in fair value has occurred, it writes down the investment to its fair value and recognizes the credit loss in earnings and the non-credit loss in accumulated other comprehensive income or loss. There were no securities in an unrealized loss position as of December 31, 2019. The aggregate fair value of the marketable securities in an unrealized loss position was $12.0 million as of September 30, 2019. Aggregate unrealized losses for these securities were insignificant as of September 30, 2019 and are presented in the table above. The securities in an unrealized loss position as of September 30, 2019 were not considered other-than-temporarily impaired and, as such, the Company did not recognize impairment losses during the period then ended. The unrealized losses were attributable to changes in interest rates that impacted the value of the investments.

Cash equivalents of $6.2 million at September 30, 2019 consist of money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of $37.2 million and $10.0 million, respectively, as of December 31, and September 30, 2019 consist primarily of treasury bills and agency bonds and are classified within Level 2 of the fair value hierarchy because they are not actively traded. Cash equivalents from level 1 and level 2 are recorded in “Cash and cash equivalents” within the accompanying unaudited Consolidated Balance Sheet.

5. Acquisitions

Acquisition Completed in Fiscal Year 2019

Acquisition of the GENEWIZ Group

On November 15, 2018, the Company acquired all the outstanding capital stock of GENEWIZ Group (“GENEWIZ”), a leading global genomics service provider headquartered in South Plainfield, New Jersey. GENEWIZ provides genomics services that enable research scientists to advance their discoveries within the pharmaceutical, academic, biotechnology, agriculture and other markets. It provides gene sequencing and synthesis services for more than 4,000 institutional customers worldwide supported by their global network of laboratories spanning the United States, China, Japan, Germany and the United Kingdom. This transaction has added a new and innovative platform which further enhances the Company’s core capabilities, and added even more value to samples that are under the Company’s care.

The total cash purchase price for the acquisition was $442.7 million, net of cash acquired, which included a working capital settlement of $0.4 million. The Company used the proceeds of the incremental term loan described in Note 8, “Debt” to pay a portion of the purchase price.

On the acquisition date, the Company paid $32.3 million to escrow accounts related to the satisfaction of the seller's indemnification obligations with respect to their representations and warranties and other indemnities. The Company also retained an amount equal to $1.5 million as collateral for any adjustment shortfall based on the final merger consideration calculation. During the fiscal year 2019, the final merger consideration was calculated to be $4.0 million less than the merger consideration paid at closing. To satisfy the shortfall, the Company reversed the $1.5 million liability associated with the holdback, received approval from the former shareholders to retain $0.7 million of funds the Company received on their behalf, and collected $1.8 million from the escrow accounts.

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

The revenues and net income from GENEWIZ recognized in the Company's consolidated results of operations were $40.0 million and $0.8 million, respectively for the three months ended December 31, 2019. The revenues and net income from GENEWIZ recognized in the Company’s consolidated results of operations were $16.4 million and $0.9 million, respectively during the period from the acquisition date to December 31, 2018. During the three months ended December 31, 2019, and the comparable reporting period since acquisition in fiscal year 2019, net income included $5.1 million and $1.6 million, respectively, related to amortization expense of acquired intangible assets. During the three months ended December 31, 2019 and 2018, the Company incurred less than $0.1 million and $6.3 million, respectively, in transaction costs, which were recorded in "Selling, general and administrative" expenses within the accompanying unaudited Consolidated Statements of Operations.

The following unaudited pro forma information reflects the Company’s consolidated results of operations as if the acquisition had taken place on October 1, 2017. The unaudited pro forma information is not necessarily indicative of the results of operations that the Company would have reported had the transaction actually occurred at the beginning of these periods nor is it necessarily indicative of future results. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, including, but not limited to, anticipated costs savings from synergies or other operational improvements (in thousands). The pro forma amounts in below table were adjusted to reflect a correction made during the 2019 fiscal year, see the 2019 Annual Report on Form 10-K Note 4, “Acquisitions” for further information.

Three Months Ended December 31, 2018
(pro forma)

Revenue	$196,021
Net income from continuing operations	6,795

The unaudited pro forma financial information presented in the table above includes adjustments for the application of the Company’s accounting policies, elimination of related party transactions, depreciation and amortization related to fair value adjustments to property, plant and equipment and intangible assets, and transaction costs, and interest expense on acquisition related debt.

To present the Company’s consolidated results of operations as if the acquisition had taken place on October 1, 2017, the unaudited pro forma earnings for the three months ended December 31, 2018 has been adjusted to include the following additional expenses related to the acquisition: $1.6 million property, plant, and equipment, leases, and intangible asset step-up depreciation and amortization expense, $2.0 million interest expense related to financing activities and $42.1 million non-recurring compensation expenses and transaction costs.

6. Goodwill and Intangible Assets

Goodwill represents the excess of net book value over the estimated fair value of net tangible and identifiable intangible assets of a reporting unit. Goodwill is tested for impairment annually or more often if impairment indicators are present at the reporting unit level. If events occur or circumstances change that would more likely than not reduce fair values of the reporting units below their carrying values, goodwill will be evaluated for impairment between annual tests. No triggering events indicating goodwill impairment occurred during the three months ended December 31, 2019. Please refer to Note 7, "Goodwill and Intangible Assets" to the Company's consolidated financial statements included in the 2019 Annual Report on Form 10-K for further information on the goodwill impairment testing performed during fiscal year 2019.

The changes in the Company’s goodwill by reportable segment since September 30, 2019 are as follows (in thousands):

	Brooks
	Semiconductor
	Solutions	Brooks
	Group	Life Sciences	Other	Total
Gross goodwill, at September 30, 2019	$636,791	$440,755	$26,014	$1,103,560
Accumulated goodwill impairments	(588,944)	—	(26,014)	(614,958)
Goodwill, net of accumulated impairments, at September 30, 2019	47,847	440,755	—	488,602
Acquisitions and adjustments	35	1,733	—	1,768
Gross goodwill, at December 31, 2019	636,826	442,488	26,014	1,105,328
Accumulated goodwill impairments	(588,944)	—	(26,014)	(614,958)
Goodwill, net of accumulated impairments, at December 31, 2019	$47,882	$442,488	$—	$490,370

During the three months ended December 31, 2019, the Company recorded a goodwill increase of $1.8 million primarily related to the impact of foreign currency translation adjustments.

The components of the Company’s identifiable intangible assets as of December 31, 2019 and September 30, 2019 are as follows (in thousands):

	December 31, 2019			September 30, 2019
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Patents	$5,302	$4,702	$600	$5,302	$4,628	$674
Completed technology	88,819	41,548	47,271	88,288	38,778	49,510
Trademarks and trade names	25,424	6,689	18,735	25,340	5,807	19,533
Customer relationships	267,087	91,474	175,613	265,450	84,047	181,403
Other intangibles	233	204	29	231	183	48
	$386,865	$144,617	$242,248	$384,611	$133,443	$251,168

Amortization expense for intangible assets was $10.6 million and $7.8 million, respectively, during the three months ended December 31, 2019 and 2018.

Estimated future amortization expense for the intangible assets for the remainder of fiscal year 2020, the subsequent four fiscal years and thereafter is as follows (in thousands):

Fiscal year ended September 30,
2020	$30,729
2021	37,494
2022	34,390
2023	31,267
2024	26,500
Thereafter	81,868
$242,248

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

On October 4, 2017, the Company entered into a $200.0 million Senior Secured Term Loan Facility (the “term loan”) with Morgan Stanley Senior Funding, Inc., JPMorgan Chase Bank, N.A. and Wells Fargo Securities, LLC (collectively, the “lenders”). Coincident with the entry into the credit agreement for the term loan discussed in Note 8, “Debt” below, the Company amended certain terms and conditions of the credit agreement. Based on the amended terms of the credit agreement, the line of credit continues to provide for a revolving credit facility of up to $75.0 million, subject to borrowing base availability. Borrowing base availability under the amended credit agreement excludes collateral related to fixed assets and is redetermined periodically based on certain percentage of certain eligible U.S. assets, including accounts receivable and inventory. The sub-limits for letters of credit were reduced to $7.5 million under the amended terms of the credit agreement. All outstanding borrowings under the credit agreement are guaranteed by the Company and Brooks Life Sciences, Inc. (fka BioStorage Technologies, Inc.), the Company’s wholly-owned subsidiary (“guarantor”), and subordinated to the obligations under the term loan which are secured by a first priority lien on substantially all of the assets of the Company and the guarantor, other than accounts receivable and inventory. Please refer to Note 8, “Debt”, for further information on the term loan transaction.

As of December 31, 2019, the Company had approximately $43.6 million available for borrowing under the line of credit. There were no amounts outstanding under the line of credit as of December 31, 2019 and September 30, 2019. The Company records commitment fees and other costs directly associated with obtaining line of credit facility as deferred financing costs which are presented within "Other assets" in the accompanying unaudited Consolidated Balance Sheets. Deferred financing costs were $0.3 million and $0.4 million, respectively, at December 31, 2019 and September 30, 2019. Such costs are amortized over the term of the related facility arrangement and are included in “Interest expense” in the accompanying unaudited Consolidated Statements of Operations. The line of credit contains certain customary representations and warranties, a financial covenant and affirmative and negative covenants as well as events of default. The Company was in compliance with the line of credit covenants as of December 31, 2019 and September 30, 2019.

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

The deferred financing costs are accreted over the term of the loan using the effective interest rate method and are included in “Interest expense” in the accompanying unaudited Consolidated Statements of Operations. At December 31, 2019, deferred financing costs were $0.5 million.

The credit agreement contains certain customary representations and warranties, covenants and events of default. If any of the events of default occur and are not waived or cured within applicable grace periods, any unpaid amounts under the credit agreement will bear an annual interest rate at 2.00% above the rate otherwise applicable under the terms and conditions of such agreement. The credit agreement does not contain financial maintenance covenants. As of December 31, 2019, the Company was in compliance with all covenants and conditions under the credit agreement.

In connection with the GENEWIZ acquisition, the Company assumed three five-year term loans for a total of $3.3 million and two one-year short term loans for a total of $3.2 million. The three five-year term loans were initiated during 2016 and mature in 2021. The principal payments are payable in eight installments equal to 12.5% of the initial principal amount of the term loans on December 14th and June 14th of each year. The three five-year term loans were secured by GENEWIZ to fund equipment procurement and new building related payments and the interest rates are equal to the LIBOR plus 3.1%. The two one-year term loans were secured by GENEWIZ to fund operations. Both of the one-year term loans were initiated in 2018 and matured in 2019. The interest rates of these two loans were 4.56% and 4.35%. There are no deferred financing costs related to either the five-year term loans or the one-year term loans. At December 31, 2019, the Company had an aggregate outstanding principal balance of $1.2 million for the three five-year term loans. Both of the two one-year short term loans matured and were repaid in full as of September 30, 2019.

During the three months ended December 31, 2019, the weighted average stated interest rate paid on all outstanding debt was 4.5%. During the three months ended December 31, 2019, the Company incurred aggregate interest expense of $0.6 million in connection with the borrowings, including less than $0.1 million of deferred financing costs amortization.

The following are the future minimum principal payment obligations under all of the Company’s outstanding debt as of December 31, 2019 (in thousands):

Amount
Fiscal year ended September 30,
2020	$827
2021	414
2022	—
2023	—
2024	—
Thereafter	50,000
Total outstanding principal balance	51,241
Unamortized deferred financing costs	(496)
50,745
Current portion of long-term debt	827
Non-current portion of long-term debt	$49,918

9. Leases

The Company has operating leases for real estate and non-real estate and finance leases for non-real estate in North America, Europe, and Asia. Non-real estate leases are primarily related to vehicles and office equipment. Lease expiration dates range between 2020 and 2039.

The components of operating lease expense were as follows (in thousands):

Three Months Ended December 31, 2019

Operating lease costs	$2,122
Finance lease costs:
Amortization of assets	311
Interest on lease liabilities	29
Total finance lease costs	340
Variable lease costs	406
Short-term lease costs	164
Total lease costs	$3,032

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

As of December 31, 2019
Operating Leases:
Operating lease right-of-use assets	$27,439

Accrued expenses and other current liabilities	$6,177
Long-term operating lease liabilities	20,526
Total operating lease liabilities	$26,703

Finance Leases:
Property, plant and equipment, at cost	$2,540
Accumulated amortization	(311)
Property, plant and equipment, net	$2,229

Accrued expenses and other current liabilities	$1,195
Other long-term liabilities	1,175
Total finance lease liabilities	$2,370

Weighted average remaining lease term (in years):
Operating leases	2.02
Finance leases	7.98

Weighted average discount rate:
Operating leases	4.7%
Finance leases	4.1%

Supplemental cash flow information related to operating leases was as follows (in thousands, unaudited):

Three Months Ended December 31, 2019
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$1,807
Operating cash flows from finance leases	29
Financing cash flows from finance leases	290

Future lease payments for operating and capital leases as of September 30, 2019 were as follows (in thousands):

	Operating Leases	Capital Leases
Fiscal year ended September 30,
2020	$6,794	$1,276
2021	5,520	1,171
2022	3,904	363
2023	3,110	-
2024	2,934	-
Thereafter	10,499	-
Total future lease payments	32,761	2,810
Less imputed interest	(5,685)	(150)
Total lease liability balance	$27,076	$2,660

Future lease payments for operating and finance leases as of December 31, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases
Fiscal year ended September 30,
2020	$5,539	$957
2021	5,827	1,171
2022	4,182	363
2023	3,151	-
2024	2,941	-
Thereafter	10,506	-
Total future lease payments	32,146	2,491
Less imputed interest	(5,443)	(121)
Total lease liability balance	$26,703	$2,370

As of December 31, 2019, the Company has entered into leases that have not commenced with future lease payments of $8.2 million, excluding purchase options. These leases are not recorded on the Consolidated Balance Sheets. Lease commencement dates for these leases range between 2020 and 2030.

10. Income Taxes

The Company recorded an income tax benefit of $3.0 million during the three months ended December 31, 2019. The tax benefit was primarily driven by a $5.8 million stock compensation windfall benefit for tax deductions that exceeded the associated compensation expense, and a $0.5 million reduction in deferred tax liabilities related to the extension of a tax rate incentive in China. These discrete benefits were partially offset by the tax provision on earnings from operations during the period.

The Company recorded an income tax benefit of $5.8 million, during the three months ended December 31, 2018. The tax benefit was primarily driven by a $3.7 million discrete benefit for stock compensation windfalls, $1.4 million of tax benefits related to the remeasurement of net U.S. deferred tax assets due to state tax rate changes, and a $1.1 million transition tax reduction. These discrete benefits were slightly offset by the tax provision on earnings from operations during the period.

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

The Company evaluates the realizability of its deferred tax assets by tax-paying component and assesses the need for a valuation allowance on a quarterly basis. The Company evaluates the profitability of each tax-paying component on a historic cumulative basis and a forward-looking basis while performing this analysis. The Company maintains a U.S. valuation allowance related to the realizability of certain state tax credits and net operating loss carry-forwards, as well as a valuation allowance against net deferred tax assets in certain foreign tax-paying components as of December 31, 2019.

The Company maintains liabilities for uncertain tax positions. These liabilities involve judgment and estimation and are monitored based on the best information available. The Company recognizes interest related to unrecognized tax benefits as a component of the income tax expense or benefit. The Company recognized interest expense related to its unrecognized tax benefits of $0.3 million during the three months ended December 31, 2019.

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

11. Other Balance Sheet Information

The following is a summary of accounts receivable at December 31, 2019 and September 30, 2019 (in thousands):

	December 31,	September 30,
	2019	2019
Accounts receivable	$168,851	$169,317
Less allowance for doubtful accounts	(3,592)	(3,644)
Less allowance for sales returns	(83)	(71)
Accounts receivable, net	$165,176	$165,602

The following is a summary of inventories at December 31, 2019 and September 30, 2019 (in thousands):

	December 31,	September 30,
	2019	2019
Inventories
Raw materials and purchased parts	$70,694	$67,176
Work-in-process	13,625	13,684
Finished goods	20,862	18,585
Total inventories	$105,181	$99,445

Reserves for excess and obsolete inventory were $16.0 million and $16.3 million, respectively, at December 31, 2019 and September 30, 2019.

At December 31, 2019 and September 30, 2019, the Company had cumulative capitalized direct costs of $12.5 million and $11.6 million, respectively, associated with the development of software for its internal use which are included within "Property, plant and equipment, net" in the accompanying unaudited Consolidated Balance Sheets. During the three months ended December 31, 2019, the Company capitalized direct costs of $0.9 million associated with the development of software for its internal use.

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

The following is a summary of product warranty and retrofit activity on a gross basis for the three months ended December 31, 2019 and 2018 (in thousands):

Activity -Three Months Ended December 31, 2019
Balance			Balance
September 30,			December 31,
2019	Accruals	Costs Incurred	2019
$7,175	$2,479	$(2,161)	$7,493

Activity -Three Months Ended December 31, 2018
Balance			Balance
September 30,			December 31,
2018	Accruals	Costs Incurred	2018
$6,340	$2,355	$(1,844)	$6,851

12. Stock-Based Compensation

The Company may issue to eligible employees options to purchase shares of the Company’s stock, restricted stock and other equity incentives which vest upon the satisfaction of a performance condition and/or a service condition. In addition, the Company issues shares to participating employees pursuant to an employee stock purchase plan and stock awards, restricted stock awards and deferred stock and restricted stock units to its directors in accordance with its director compensation program.

The following table reflects stock-based compensation expense recorded during the three months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended December 31,
	2019	2018
Restricted stock units	$4,092	$3,960
Employee stock purchase plan	318	216
Total stock-based compensation expense	$4,410	$4,176

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

The Company grants restricted stock units that vest over a required service period and/or achievement of certain operating performance goals. Restricted stock units granted with performance goals may also have a required service period following the achievement of all or a portion of the performance goals. The following table reflects restricted stock units, including stock awards, granted during the three months ended December 31, 2019 and 2018:

		Time-Based	Stock	Performance-
	Total Units	Units	Grants	Based Units
Three months ended December 31, 2019	377,212	155,461	181	221,570
Three months ended December 31, 2018	745,776	321,835	552	423,389

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

Certain members of the Board of Directors have elected to defer receiving their annual stock awards and related quarterly dividends until they attain a certain age or cease to provide services as the Company’s Board members. Restricted stock awards granted in fiscal years 2018 are subject to a one-year vesting period, while the restricted stock awards granted in fiscal year 2019 were vested as of the grant date.

Performance-Based Grants

Performance-based restricted stock units are earned based on the achievement of performance criteria established by the Human Resources and Compensation Committee and approved by the Board of Directors. The criteria for performance-based awards are weighted and have threshold, target and maximum performance goals.

Performance-based awards granted in fiscal year 2020, 2019 and 2018 allow participants to earn 100% of restricted stock units if the Company’s performance meets its target goal for each applicable financial metric, and up to a maximum of 200% if the Company’s performance for such metrics meets or exceeds the maximum or stretch goal. Performance below the minimum threshold for each financial metric results in award forfeiture. Performance goals will be measured over a three-year period for each year’s awards and at the end of the period to determine the number of units earned by recipients who continue to meet the service requirement. Around the third anniversary of each year awards’ grant date, the Company’s Board of Directors determines the number of units earned for participants who continue to meet the service requirements on the vest date.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the three months ended December 31, 2019:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at September 30, 2019	1,782,726	$24.63
Granted	377,212	47.01
Vested	(820,058)	26.35
Forfeited	(26,264)	35.60
Outstanding at December 31, 2019	1,313,616	35.07

The weighted average grant date fair value of restricted stock units granted during the three months ended December 31, 2019 and 2018 was $47.01 and $30.49, respectively. The fair value of restricted stock units vested during the three months ended December 31, 2019 and 2018 was $38.5 million and $27.1 million, respectively. During the three months ended December 31, 2019 and 2018, the Company remitted $24.0 million and $14.2 million, respectively, collected from employees to satisfy their tax obligations as a result of share issuances.

As of December 31, 2019, the unrecognized compensation cost related to restricted stock units that are expected to vest is $33.3 million and will be recognized over an estimated weighted average service period of approximately 2.0 years.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan that allows its employees to purchase shares of common stock at a price equal to 85% of the fair market value of the Company’s stock at the beginning or the end of the semi-annual period, whichever is lower. There were no shares purchased by employees under the employee stock purchase plan during the three months ended December 31, 2019 and 2018.

13. Earnings per Share

The calculations of basic and diluted net income per share and basic and diluted weighted average shares outstanding are as follows for the three months ended December 31, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended
	December 31,
	2019	2018
Income from continuing operations	$13,174	$6,266
(Loss) income from discontinued operations, net of tax	(117)	8,149
Net income	$13,057	$14,415

Weighted average common shares outstanding used in computing basic earnings per share	72,972	71,450
Dilutive restricted stock units	673	715
Weighted average common shares outstanding used in computing diluted earnings per share	73,645	72,165

Basic net income per share:
Income from continuing operations	$0.18	$0.09
(Loss) income from discontinued operations, net of tax	(0.00)	0.11
Basic net income per share	$0.18	$0.20

Diluted net income per share:
Income from continuing operations	$0.18	$0.09
(Loss) income from discontinued operations, net of tax	(0.00)	0.11
Diluted net income per share	$0.18	$0.20
Dividend declared per share	$0.10	$0.10

During the three months ended December 31, 2019 and 2018, antidilutive restricted stock units of 158,058 and 261,384, respectively, were excluded from the computation of diluted earnings per share based on the treasury stock method.

14. Revenue from Contracts with Customers

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

The Company transfers control of its performance obligations at a point in time or over time, depending on the nature of the product or service being provided. Revenue from contracts with customers is attributed to geographic areas based on locations in which the customer orders are placed. The Company reports financial results for two reportable segments which consist of Brooks Semiconductor Solutions Group segment and Brooks Life Sciences segment. The Company also consists of five reporting units, including three reporting units within the Brooks Semiconductor Solutions Group reportable segment and two reporting units within the Brooks Life Sciences reportable segment. The following is a reconciliation of revenue disaggregated in a manner discussed above to segment revenue for the three months ended December 31, 2019 and 2018 (in thousands):

	Brooks Semiconductor	Brooks Life
	Solutions Group	Sciences	Total
Three Months Ended December 31, 2019
Point in time	$116,788	$21,320	$138,108
Over time	2,023	70,369	72,392
	$118,811	$91,689	$210,500
Three Months Ended December 31, 2018
Point in time	$111,916	$23,167	$135,083
Over time	791	43,494	44,285
	$112,707	$66,661	$179,368

The following is revenue by geographic location and reporting unit for the three months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018
Geographic Location
North America	$80,231	$68,897
Asia/Pacific/Other	103,539	79,460
United Kingdom	9,920	12,078
Rest of Europe	16,810	18,933
	$210,500	$179,368

Reporting Unit
Automation Solutions	$64,238	$73,675
Contamination Control Solutions	44,340	27,956
Global Semiconductor Services	10,233	11,076
Brooks Semiconductor Solutions Group	118,811	112,707
Sample Management	51,718	50,303
GENEWIZ	39,971	16,358
Brooks Life Sciences	91,689	66,661
Total	$210,500	$179,368

Contract Balances

Accounts Receivable, Net. Accounts receivable represent rights to consideration in exchange for products or services that have been transferred by the Company, when payment is unconditional and only the passage of time is required before payment is due. Accounts receivable do not bear interest and are recorded at the invoiced amount. The Company maintains an allowance for doubtful accounts representing its best estimate of probable credit losses related to its existing accounts receivable and their net realizable value. The Company determines the allowance for doubtful accounts based on a number of factors, including an evaluation of customer credit worthiness, the age of the outstanding receivables, economic trends and historical experience. Accounts receivable, net were $165.2 million and $165.6 million at December 31, 2019 and September 30, 2019, respectively.

Contract Assets. Contract assets represent rights to consideration in exchange for products or services that have been transferred by the Company, when payment is conditional on something other than the passage of time. These amounts typically relate to contracts within the Brooks Life Sciences segment where the right to payment is not present until completion of the contract or the achievement of specified milestones and the value of the products or services transferred exceed this constraint. Contract assets are classified as current. Contract asset balances which are included within “Prepaid expenses and other current assets” on the Company’s Consolidated Balance Sheet, were $17.0 million and $14.0 million at December 31, 2019 and September 30, 2019, respectively.

Deferred Commissions. Deferred commissions represent a direct and incremental cost of obtaining a contract. These amounts primarily relate to sales commissions within the Brooks Life Sciences segment and are deferred and amortized over a 60 month period, which represents the average period of contract performance. The Company classifies deferred commissions as noncurrent as the original amortization period of this asset is greater than one year. Deferred commissions balances are included within “Other assets” on the Company’s Consolidated Balance Sheet. Deferred commissions were $0.7 million and $0.8 million at December 31, 2019 and September 30, 2019, respectively. The Company recorded amortization expense related to deferred commissions of $0.1 million and $0.2 million, respectively for the three months ended December 31, 2019 and 2018.

Contract Liabilities. Contract liabilities represent the Company’s obligation to transfer products or services to a customer for which consideration has been received, or for which an amount of consideration is due from the customer. Contract assets and liabilities are reported on a net basis at the contract level, depending on the contracts position at the end of each reporting period. Contract liabilities are included within Deferred revenue on the Company’s Consolidated Balance Sheet. Contract liabilities were $29.0 million and $29.4 million at December 31, 2019 and September 30, 2019, respectively. Revenue recognized from the contract liability balance at September 30, 2019 was $19.1 million for the three months ended December 31, 2019.

Remaining Performance Obligations. Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year and for which fulfillment of the contract has started as of the end of the reporting period. The aggregate amount of transaction consideration allocated to remaining performance obligations as of December 31, 2019 was $35.4 million. The following table summarizes when the Company expects to recognize the remaining performance obligations as revenue, the Company will recognize revenue associated with these performance obligations as transfer of control occurs (in thousands):

	As of December 31, 2019
	Less than 1 Year	Greater than 1 Year	Total
Remaining Performance Obligations	$25,013	$10,398	$35,411

Cost to Obtain and Fulfill a Contract

The Company capitalizes sales commissions when incurred if they are (i) incremental costs of obtaining a contract, (ii) expected to be recovered and (iii) have an expected amortization period that is greater than one year. As part of the Company’s cumulative effect adjustment, incremental costs associated with obtaining a contract were capitalized and have been classified as deferred commissions within the Company’s Consolidated Balance Sheet. These amounts primarily relate to sales commissions within the Brooks Life Sciences segment and are being amortized over a 60 month period, which represents the average period of contract performance. The Company did not capitalize any sales commissions during the three months ended December 31, 2019 as the amount of sales commissions that qualified for capitalization during the reporting period was insignificant. Sales commissions incurred during the reporting period have been expensed as incurred. These costs are recorded within “Selling, general, and administration expenses”. The Company has concluded that none of its costs incurred in fulfillment of customer contracts meet the capitalization criteria. The Company will account for shipping and handling activities as fulfillment activities and recognize the associated expense when transfer of control of the product has transferred to the customer.

15. Segment Information

The Company operates in two reportable segments: the Brooks Semiconductor Solutions Group segment and the Brooks Life Sciences segment. Brooks Life Sciences consists of two operating segments aggregated into one reportable segment.

The Brooks Semiconductor Solutions Group segment provides a variety of products, services and solutions that enable improved throughput and yield in controlled operating environments, as well as an extensive range of support services. The solutions include atmospheric and vacuum robots, robotic modules, tool automation systems, contamination control of wafer carrier front opening unified pods and reticle storage. The support services include repair services, diagnostic support services, and installation services in support of the products, which enable customers to maximize process tool uptime and productivity. This segment also provides end-user customers with spare parts and productivity enhancement upgrades to maximize tool productivity.

The Brooks Life Sciences segment provides comprehensive life cycle sample management solutions for life science and bioscience customers including complete end-to-end “cold chain of custody” solutions and sample-based laboratory services such as genomic sequencing and gene synthesis to advance scientific research and support drug development. The segment’s product offerings include automated cold sample management systems for compound and biological sample storage, equipment for sample preparation and handling, consumables, and informatics that help customers manage samples throughout their research discovery and development workflows. The segment’s service offerings include sample storage, genomic sequencing, gene synthesis, laboratory processing services, laboratory analysis, and other support services provided to a wide range of life science customers, including pharmaceutical companies, biotechnology companies, biorepositories and research institutes.

The Company considers adjusted operating income, which excludes charges related to amortization of completed technology, the acquisition accounting impact on inventory contracts acquired and restructuring related charges as the primary performance metric when evaluating the business. Please refer to Note 21, "Segment and Geographic Information" to the Company’s consolidated financial statements included in the 2019 Annual Report on Form 10-K for further information on the operating segments’ description and accounting policies.

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

The following is the summary of the financial information for the Company’s reportable segments for the three months ended December 31, 2019 and 2018 (in thousands):

		Three Months Ended December 31, 2019
		2019	2018
Revenue:
Brooks Semiconductor Solutions Group		$118,811	$112,707
Brooks Life Sciences		91,689	66,661
Total revenue		$210,500	$179,368

Operating income:
Brooks Semiconductor Solutions Group		$15,000	$17,263
Brooks Life Sciences		5,974	2,660
Reportable segment adjusted operating income		20,974	19,923
Amortization of completed technology		2,674	2,007
Acquisition accounting impact on inventory contracts acquired		—	184
Amortization of acquired intangible assets		7,910	5,769
Restructuring charges		576	59
Other unallocated corporate (income) expenses		(852)	6,571
Total operating income		10,666	5,333
Interest income		699	423
Interest expense		(737)	(5,290)
Other expenses, net		(417)	(30)
Income before income taxes		$10,211	$436

	Brooks
	Semiconductor	Brooks
Assets:	Solutions Group	Life Sciences	Total
December 31, 2019	$267,221	$932,613	$1,199,834
September 30, 2019	259,641	909,154	1,168,795

The following is a reconciliation of the Company’s reportable segments’ segment assets to the corresponding amounts presented in the accompanying Consolidated Balance Sheets as of December 31, 2019 and September 30, 2019 (in thousands):

	December 31,	September 30,
	2019	2019
Segment assets	$1,199,834	$1,168,795
Cash, cash equivalents, restricted cash, and marketable securities	353,120	342,140
Deferred tax assets	6,004	5,064
Total assets	$1,558,958	$1,515,999

16. Significant Customers

The Company had one customer that accounted for 10% or more of its consolidated revenue, at 15%, during the three months ended December 31, 2019. The Company had no customer that accounted for 10% or more of its consolidated revenue during the three months ended December 31, 2018. As of December 31, 2019, the Company had one customer that accounted for more than 10% of its accounts receivable balance of the Company’s total receivables, at

11%. There were no customers that accounted for more than 10% of its accounts receivable balance of the Company’s total receivables as of December 30, 2018.

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

17. Commitments and Contingencies

Letters of Credit

As of December 31, 2019, the Company had approximately $1.2 million of letters of credit outstanding related primarily to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from the Company’s customers in the event that the product is not delivered, or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if the Company fails to meet certain contractual requirements. None of these obligations were called during the three months ended December 31, 2019, and the Company currently does not anticipate any of these obligations to be called in the near future.

Purchase Commitments

At December 31, 2019, the Company had non-cancellable commitments of $130.2 million, including purchase orders for inventory of $84.9 million, information technology related commitments of $25.0 million, China facility commitments of $18.6 million and other commitments of $1.7 million.

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

18. Subsequent Events

Dividend

On January 24, 2020, the Company’s Board of Directors declared a cash dividend of $0.10 per share payable on March 27, 2020 to common stockholders of record as of March 6, 2020. Dividends are declared at the discretion of the Company’s Board of Directors and depend on the Company’s actual cash flows from operations, its financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes principal factors affecting the results of our operations, financial condition and liquidity as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our MD&A is organized as follows:

●	Overview. This section provides a general description of our business and operating segments as well as a brief discussion and overall analysis of our business and financial performance, including key developments affecting the Company during the three months ended December 31, 2019 and 2018.
●	Critical Accounting Policies and Estimates. This section discusses accounting policies and estimates that require us to exercise subjective or complex judgments in their application. We believe these accounting policies and estimates are important to understanding the assumptions and judgments incorporated in our reported financial results.
●	Results of Operations. This section provides an analysis of our financial results for the three months ended December 31, 2019 compared to the three months ended December 31, 2018.
●	Liquidity and Capital Resources. This section provides an analysis of our liquidity and changes in cash flows as well as a discussion of available borrowings and contractual commitments.

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

Information Related to Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “likely” or similar statements or variations of such terms. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, margins, costs, earnings, profitability, product development, demand, acceptance and market share, competitiveness, market opportunities and performance, levels of research and development, the success of our marketing, sales and service efforts, outsourced activities, operating expenses, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customers’ success, tax expenses, our management’s plans and objectives for our current and future operations and business focus, the expected benefits and other statements relating to our divestitures and acquisitions, the material weaknesses identified in our internal control over financial reporting, including the impact thereof and our remediation plan, our adoption of the newly issued accounting guidance, the levels of customer spending, general economic conditions, the sufficiency of financial resources to support future operations, and capital expenditures. Such statements are based on current expectations and involve risks, uncertainties and other factors which may cause the actual results, our performance or our achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the Risk Factors which are set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, or the 2019 Annual Report on Form 10-K and which are incorporated herein by reference , as updated and/or supplemented in subsequent filings with the U.S. Securities and Exchange Commission, or SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence or effect of anticipated or unanticipated events. Precautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. Any additional precautionary statements made in our 2019 Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q.

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

In the semiconductor capital equipment market, equipment productivity and availability are critical factors for our customers, who typically operate equipment under demanding temperature and/or pressure environments. We are a leader in wafer handling automation and contamination controls solutions and services that are designed to improve throughput, yield, and cost of ownership of tools in semiconductor fabs. Our product offerings include vacuum and atmospheric robots, turnkey vacuum and atmospheric wafer handling systems, as well as wafer carrier cleaning and reticle storage systems. We also capture the complete life cycle of value through our global service network of expert application and field engineers who are located close to our customers. Our services include rapid refurbishment of robots to stringent specifications, upgrades to improve equipment productivity, and proactive monitoring and diagnostics for predictive risk management and improved up-time of the installed base. Although the demand for semiconductors and semiconductor manufacturing equipment is cyclical resulting in periodic expansions and contractions, we expect the semiconductor equipment market to remain one of our principal markets as we continue making investments to maintain and grow our semiconductor product and service offerings. A majority of our research and development spending advances our current product lines and drives innovations for new product offerings. We invest in research and development initiatives within the Brooks Semiconductor Solutions Group segment to maintain continued leadership position in the markets we serve. We launched our newest Vacuum Automation platform, MagnaTran LEAP™ for the rapidly emerging advanced technologies related to manufacturing 10 nanometer design rule semiconductor chips. MagnaTran LEAP™ is well positioned to deliver clean, accurate and fast wafer transport available for the fast-growing Deposition and Etch markets. In addition, we expect to continue to support and expand our technology and product offerings for the semiconductor market through acquisitions. In fiscal year 2018, we acquired Tec-Sem Group AG, or

Tec-Sem, a Switzerland-based provider of semiconductor fabrication automation equipment with a focus on reticle management. The acquisition is expected to enhance our contamination controls solutions offerings.

In the life sciences sample management market, we utilize our core technology competencies and capabilities in automation and cryogenics to provide comprehensive bio-sample management solutions to a broad range of end markets within the life sciences industry. Our offerings include automated ultra-cold storage freezers, consumable sample storage containers, instruments which assist in the workflow of sample management, and both on-site and off-site full sample management services. We expect the life sciences sample management market to remain one of our principal markets for our product and service offerings and provide favorable opportunities for the growth of our overall business. Over the past several years, we have acquired and developed essential capabilities required to strategically address the sample management needs across multiple end markets within the life sciences industry. In October 2017, we acquired all of the outstanding capital stock of 4titude Limited, or 4titude, a U.K.-based manufacturer of scientific consumables for biological sample materials used in a variety of genomic and DNA analytical applications. The acquisition has expanded our existing offerings of consumables and instruments within the Brooks Life Sciences segment. In April 2018, we acquired BioSpeciMan Corporation, a Canadian provider of storage services for biological sample materials. The acquisition has expanded customer relationships and geographic reach within our growing sample management storage services business. On November 15, 2018, we acquired GENEWIZ Group, or GENEWIZ, a leading global genomics service provider headquartered in South Plainfield, New Jersey. GENEWIZ is a global leader in genomics services that enable research scientists to advance their discoveries within the pharmaceutical, academic, biotechnology, agriculture and other markets. GENEWIZ provides gene sequencing and synthesis services for more than 4,000 institutional customers worldwide supported by their global network of laboratories spanning the United States, China, Japan, Germany and the United Kingdom. This transaction has added a new and innovative platform which we expect to leverage, along with our core capabilities, to add even more value to samples under our care. Please refer to Note 4, “Acquisitions” to the Company's consolidated financial statements included in the 2019 Annual Report on Form 10-K for further information on these transactions. Since entering the life sciences industry, we have also strengthened and broadened our product portfolio and market reach by investing in internal product development and sales and marketing infrastructure. We expect to continue investing in research and development and making strategic acquisitions and other investments with the objective of expanding our offerings in the life sciences sample management market.

Business and Financial Performance

Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

Results of Operations - Revenue for the three months ended December 31, 2019 increased by 17% to $210.5 million as compared to the corresponding period of the prior fiscal year. Gross margin was 40.4% for the three months ended December 31, 2019 as compared to 40.2% for the corresponding period of the prior fiscal year, an increase of $12.9 million. Operating expenses were $74.3 million during the three months ended December 31, 2019 as compared to $66.7 million during the corresponding period of the prior fiscal year, an increase of $7.6 million. Operating income was $10.7 million during the first quarter of fiscal year 2020 as compared to $5.3 million for the corresponding period of the prior fiscal year. Income from continuing operations was $13.1 million for the first quarter of fiscal year 2020, as compared to $6.3 million for the corresponding period of the prior fiscal year.

December 31, 2019 Compared to September 30, 2019

Cash Flows and Liquidity - Cash, cash equivalents, restricted cash and marketable securities were $353.1 million at December 31, 2019 as compared to $342.1 million at September 30, 2019. The increase in cash and cash equivalents and marketable securities of $11.0 million from September 30, 2019 was primarily attributable to cash inflows generated from operating activities of $25.7 million, partially offset by cash outflows for capital expenditures of $9.6 million and cash dividends paid of $7.4 million.

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

For further information with regard to our significant accounting policies and estimates, please refer to Note 2, "Summary of Significant Accounting Policies" in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q and in the Notes to our audited consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in our 2019 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

For a summary of recently issued accounting pronouncements applicable to our unaudited consolidated financial statements, please refer to Note 2, "Summary of Significant Accounting Policies" in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

Revenue

We reported revenue of $210.5 million for the three months ended December 31, 2019, compared to $179.4 million for the corresponding period of the prior fiscal year, an increase of $31.1 million, or 17%.

Our Brooks Semiconductor Solutions Group segment reported revenue of $118.8 million for the three months ended December 31, 2019 compared to $112.7 million for the corresponding period of the prior fiscal year, an increase of $6.1 million, or 5%. We reported an increase in contamination control solutions revenue of $16.4 million, partially offset by decreases in automation systems revenue of $9.4 million and service revenue of $0.8 million. The semiconductor markets are cyclical and may fluctuate significantly from quarter to quarter. Demand for our Brooks Semiconductor Solutions Group products is affected by these cycles.

Our Brooks Life Sciences segment reported revenue of $91.7 million for the three months ended December 31, 2019 compared to $66.7 million for the corresponding period of the prior fiscal year. The increase of $25.0 million, or 38%, was composed of $20.0 million from acquisitions and $5.0 million from internal growth, driven by increases in sales of GENEWIZ across all primary service lines of gene synthesis, NGS sequencing, and Sanger sequencing, as well as increases in consumables and instruments, and BioStoreTM III Cryostores.

Revenue generated outside the United States was $130.8 million, or 62% of total revenue, for the three months ended December 31, 2019 compared to $110.5 million, or 62% of total revenue, for the corresponding period of the prior fiscal year. We had one customer that accounted for more than 10% of our consolidated revenue for the three months ended December 31, 2019 and we had no customers that accounted for more than 10% of our consolidated revenue for the three months ended December 31, 2018.

Operating Income

We reported operating income of $10.7 million for the three months ended December 31, 2019 compared to $5.3 million for the three months ended December 31, 2018. The increase of 100% is driven by higher revenue and gross profit, partially offset by an increase in both research and development expenses and selling, general and administrative expenses compared to the three months ended December 31, 2018. Drivers of the increases to research and development and selling, general and administrative expenses are described below.

Operating income for our Brooks Semiconductor Solutions Group segment was $14.3 million for the three months ended December 31, 2019 compared to $16.1 million for the three months ended December 31, 2018. Operating income for the three months ended December 31, 2019 included $0.7 million of charges for amortization related to completed technology as compared to $0.9 million incurred during the corresponding period of the prior fiscal year. The three months ended December 31, 2018 also includes inventory step-up charges of $0.2 million. Adjusted operating income for our Brooks Semiconductor Solutions Group segment, which excludes the charges mentioned above, was $15.0 million for the three months ended December 31, 2019 compared to $17.3 million for the three months ended December 31, 2018. Please refer to Note 15, “Segment Information”.

Operating income for our Brooks Life Sciences segment was $4.0 million for the three months ended December 31, 2019 compared to $1.6 million for the three months ended December 31, 2018. Operating income for our Brooks Life Sciences segment includes charges for amortization related to completed technology of $1.9 million and $1.1 million for the three months ended December 31, 2019 and 2018, respectively. Adjusted operating income for our Brooks Life Sciences segment, which excludes the charges mentioned above, was $6.0 million for the three months ended December 31, 2019 compared to $2.7 million for the three months ended December 31, 2018. Please refer to Note 15, “Segment Information”.

Gross Margin

We reported gross margins of 40.4% for the three months ended December 31, 2019 compared to 40.2% for the corresponding period of the prior fiscal year. Gross margin increased in the Brooks Life Sciences segment by 2.9 percentage points partially offset by declines in the Brooks Semiconductor Solutions Group segment by 1.8 percentage points in the first quarter of fiscal year 2020 compared to the same period in fiscal year 2019. Cost of revenue for the three months ended December 31, 2019 included $2.7 million of charges related to amortization of completed technology, as compared to $2.0 million during the corresponding period of the prior fiscal year. The results for the three months ended December 31, 2018 also included $0.2 million of charges related to the inventory step-up in purchase accounting. Excluding the amortization of completed technology and inventory step-up charges, margins expanded 0.2 percentage points during the three months ended December 31, 2019 as compared to the corresponding period of the prior fiscal year.

Our Brooks Semiconductor Solutions Group segment reported gross margins of 39.0% for the three months ended December 31, 2019 as compared to 40.7% for the corresponding period of the prior fiscal year. The decrease is driven by a mix of product sales. Cost of revenue for the three months ended December 31, 2019 included $0.7 million of charges for amortization related to completed technology as compared to $0.9 million incurred during the corresponding period of the prior fiscal year. The results for the three months ended December 31, 2018 also included $0.2 million of charges related to the inventory step-up in purchase accounting. There were no such changes in the fiscal 2020 period. Excluding the impact of the amortization of completed technology and the charges related to the inventory step-up, gross margins expanded 2.1 percentage points during the three months ended December 31, 2019 as compared to the corresponding period of the prior fiscal year.

Our Brooks Life Sciences segment reported gross margins of 42.2% for the three months ended December 31, 2019 as compared to 39.3% for the corresponding period of the prior fiscal year. The increase during this period was due to a higher margin revenue mix from GENEWIZ as well as improvements in margin performance in our automated stores and sample storage business lines. Cost of revenue for the three months ended December 31, 2019 included $1.9 million of charges for amortization related to completed technology as compared to $1.1 million incurred during the corresponding period of the prior fiscal year. Excluding the impact of the amortization of completed technology, margins expanded 3.5 percentage points during the three months ended December 31, 2019 as compared to the corresponding period of the prior fiscal year.

Research and Development

Research and development expenses were $14.4 million during the three months ended December 31, 2019 as compared to $13.1 million during the corresponding period of the prior fiscal year. The increase of $1.3 million during the first quarter of fiscal year 2020 as compared to the corresponding period of fiscal year 2019 reflects higher expense of $0.3 million within the Brooks Life Sciences segment and $0.9 million within the Brooks Semiconductor Solutions Group segment.

Research and development expenses in our Brooks Semiconductor Solutions Group segment were $10.1 million during the three months ended December 31, 2019 as compared to $9.2 million during the corresponding period of the prior fiscal year. Higher research and development expenses were primarily attributable to increased employee related costs of $0.4 million, outside services of $0.3 million and project spending of $0.1 million.

Research and development expenses in our Brooks Life Sciences segment were $4.3 million during the three months ended December 31, 2019 as compared to $3.9 million during the corresponding period of the prior fiscal year. The three months ended December 31, 2019 included an incremental $1.1 million of costs related to GENEWIZ which was acquired on November of 2018. Partially offsetting this increase were lower employee related costs of $0.4 million and project spending of $0.4 million in our Sample Management business.

Selling, General and Administrative

Selling, general and administrative expenses were $59.3 million during the three months ended December 31, 2019 as compared to $53.5 million during the corresponding period of the prior fiscal year. The increase of $5.8 million was due to increased expenses of $9.8 million within the Brooks Life Sciences segment and increased expenses of $1.3 million within the Brooks Semiconductor Solutions Group segment, partially offset by a reduction in corporate related expenses of $5.3 million. The reduction in corporate related expenses was primarily attributed to decreased merger and acquisition costs of $6.1 million which are not allocated to our segments, partially offset by audit and legal costs which increased $2.4 million compared to the prior year.

Selling, general, and administrative expenses in our Brooks Semiconductor Solutions Group segment were $21.9 million for the three months ended December 31, 2019 as compared to $20.6 million for the three months ended December 31, 2018. The increase of $1.3 million is primarily related to higher corporate allocated costs.

Selling, general, and administrative expenses in our Brooks Life Sciences segment were $30.4 million for the three months ended December 31, 2019 compared to $20.6 million for the three months ended December 31, 2018. The increase was primarily related to GENEWIZ, which was acquired in November of 2018 and added an incremental $5.1 million of expense to the three months ended December 31, 2019, as well as, higher corporate allocated costs.

Restructuring Charges

We recorded restructuring charges of $0.6 million during the three months ended December 31, 2019 as compared to less than $0.1 million during the same period in the prior year. Restructuring charges for the three months ended December 31, 2019 consisted of $0.3 million related to corporate restructuring actions and $0.3 million in the Brooks Life Sciences segment related to the action initiated in the fourth quarter of fiscal year 2019 to eliminate costs within the segment’s Sample Management business. Cost savings realized during the three months ended December 31, 2019 related to these actions were nominal in the Brooks Semiconductor Solutions Group segment and $0.6 million in Brooks Life Sciences segment.

Non-Operating Income (Expenses)

Interest income - During the three months ended December 31, 2019, we recorded interest income of $0.7 million, as compared to $0.4 million during the corresponding period of the prior fiscal year.

Interest expense - During the three months ended December 31, 2019, we recorded interest expense of $0.7 million, as compared to $5.3 million during corresponding period of the prior fiscal year. The decrease in interest expense in the current period compared to the three months ended December 31, 2018 is due the Company carrying less debt in the current period. The Company extinguished $495.3 million of debt during the fourth quarter of fiscal year 2019.

Other expenses, net - During the three months ended December 31, 2019, we recorded other expenses, net of $0.4 million, compared to less than $0.1 million of the corresponding period of the prior fiscal year.

Income Tax Provision

We recorded an income tax benefit of $3.0 million during the three months ended December 31, 2019. The tax benefit was primarily driven by a $5.8 million stock compensation windfall benefit for tax deductions that exceeded the associated compensation expense and a $0.5 million reduction in deferred tax liabilities related to the extension of a tax rate incentive in China. These discrete benefits were partially offset by the tax provision on earnings from operations during the period.

We recorded an income tax benefit of $5.8 million during the three months ended December 31, 2018. The tax benefit was primarily driven by a $3.7 million discrete benefit for stock compensation windfalls, $1.4 million of tax benefits related to the remeasurement of net U.S. deferred tax assets due to state tax rate changes, and a $1.1 million transition tax reduction. These discrete benefits were slightly offset by the tax provision on earnings from operations during the period.

During 2018, the Internal Revenue Service issued proposed regulations on the federal toll charge and various other aspects of the Tax Cuts and Jobs Act. We finalized our analysis of the toll charge and related liabilities, including uncertain tax positions, during the three months ended December 31, 2018 pursuant to U.S. Securities and Exchange Commission, or SEC Staff Accounting Bulletin No. 118. As a result of the new guidance issued and additional work to complete the calculation of the federal toll charge, we reduced the provisional accrual for federal, state and foreign taxes by net $1.1 million during the three months ended December 31, 2018.

We evaluate the realizability of its deferred tax assets by tax-paying component and assesses the need for a valuation allowance on a quarterly basis. We evaluate the profitability of each tax-paying component on a historic cumulative basis and a forward-looking basis while performing this analysis. We maintain a U.S. valuation allowance related to the realizability of certain state tax credits and net operating loss carryforwards, as well as a valuation allowance against net deferred tax assets in certain foreign tax-paying components as of December 31, 2019.

We maintain liabilities for uncertain tax positions. These liabilities involve judgment and estimation and are monitored based on the best information available. We recognize interest related to unrecognized tax benefits as a component of the income tax expense or benefit. We recognized interest expense related to unrecognized tax benefits of $0.3 million during the three months ended December 31, 2019.

We are subject to U.S. federal income tax and state, local and international income taxes in various jurisdictions. The amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file tax returns. In the normal course of business, we are subject to income tax audits in various global jurisdictions in which we operate. The years subject to examination vary for the U.S. and international jurisdictions. Based on the outcome of these examinations or the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the unaudited Consolidated Balance Sheets. We currently anticipate that it is reasonably possible that the unrecognized tax benefits will be reduced by approximately $0.2 million within the next twelve months.

Discontinued Operations

On July 1, 2019, we completed the sale of the semiconductor cryogenics business which we include as a discontinued operation. We generated net loss from discontinued operations of $0.1 million for the three months ended December 31, 2019 related to our semiconductor cryogenics business. We generated revenue and net income from discontinued operations of $39.3 million and $8.1 million, respectively, for the three months ended December 31, 2018 related to our semiconductor cryogenics business. The net income includes income from the Ulvac Cryogenics, Inc. joint venture during these periods. The income from discontinued operations only includes direct operating expenses incurred that (1) are clearly identifiable as costs being disposed of upon completion of the sale and (2) will not be continued by the Company on an ongoing basis. Indirect expenses which supported the semiconductor cryogenics business, and which will remain as part of the continuing operations, are not reflected in income from discontinued operations.

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

Overview of Cash Flows and Liquidity

Our cash, cash equivalents and marketable securities as of December 31, 2019 and September 30, 2019 consist of the following (in thousands):

	December 31, 2019	September 30, 2019
Cash and cash equivalents	$335,319	$301,642
Restricted cash	3,529	3,529
Short-term marketable securities	11,233	34,124
Long-term marketable securities	3,039	2,845
	$353,120	$342,140

Our cash is held in numerous locations throughout the world. As of December 31, 2019, we had cash and cash equivalents of $335.3 million, of which $179.7 million was held outside of the United States. If these funds are needed for our U.S. operations, we would need to repatriate these funds. As a result of recent changes in U.S. tax legislation, any repatriation in the future would likely not result in further U.S. federal income tax. Our intent is to permanently reinvest these funds outside of the United States and our current operating plans do not demonstrate a need to repatriate these funds for our U.S. operations. As of December 31, 2019 and September 30, 2019, we had marketable securities of $14.3 million and $37.0 million, respectively. Our marketable securities are generally readily convertible to cash without an adverse impact.

Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

Overview

Cash, cash equivalents, restricted cash and marketable securities were $353.1 million at December 31, 2019 as compared to $342.1 million at September 30, 2019. The increase of $11.0 million from September 30, 2019 was primarily attributable to cash inflows generated from operating activities of $25.7 million, partially offset by cash outflows for capital expenditures of $9.6 million and cash dividends paid of $7.4 million.

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as earnings, working capital needs and the timing of payments for income taxes, restructuring activities and other operating charges impact reported cash flows.

Cash provided by operating activities was $25.7 million during the three months ended December 31, 2019, comprised primarily of earnings of $26.3 million, including net income of $13.1 million and the unfavorable impact of non-cash related charges of $13.2 million. Partially offsetting these items were the uses of cash of $0.5 million related to the changes in our operating assets and liabilities. The changes in operating assets and liabilities that resulted in a use of cash consisted primarily of an increase an increase in inventory levels and a decrease in accrued compensation and tax withholdings as a result of year-end cash incentive bonus payments. These uses of cash were partially offset by an increase in accrued expenses and other liabilities, increased accounts payable and decreased deferred income tax liabilities. Cash provided by operating activities was $6.3 million during the three months ended December 31, 2018 comprised primarily of earnings of $21.5 million, including net income of $14.4 million and the unfavorable impact of non-cash related charges of $7.1 million, partially offset by the uses of cash of $15.2 million related to the changes in our operating assets and liabilities.

In January 2020, subsequent to the end of our first fiscal quarter of 2020, we paid $93 million in taxes related to the sale of our semiconductor cryogenics business. We expect to pay another $2 million related to this sale in future periods.

Investing Activities

Cash flows from investing activities consist primarily of cash used for acquisitions, capital expenditures and purchases of marketable securities as well as cash proceeds generated from sales and maturities of marketable securities. Cash provided by investing activities was $13.2 million during the three months ended December 31, 2019 as compared to cash used by investing activities of $398.6 million during the corresponding period of the prior fiscal year. Cash provided by investing activities during the three months ended December 31, 2019 included cash inflows from the maturities of marketable securities of $33.6 million, partially offset by cash outflows for capital expenditures of $9.6 million and $10.7 million for the purchases of marketable securities. Cash used in investing activities of $398.6 million during the three months ended December 31, 2018 included cash outflow of $445.2 million for the acquisition of GENEWIZ, $3.6 million of capital expenditures, and $1.3 million for the purchases of marketable securities, partially offset by cash inflows from the proceeds of sales and maturities of marketable securities of $51.5 million.

Financing Activities

Cash outflows for financing activities was $8.1 million during the three months ended December 31, 2019 as compared to cash inflows from investing activities of $331.4 million during the corresponding period of the prior fiscal year. Cash outflows for financing activities during the three months ended December 31, 2019 primarily included cash outflows for cash dividend payments of $7.4 million. Cash provided by financing activities during the three months ended December 31, 2018 included cash inflows of $340.5 million related to proceeds from the incremental term loan secured in November 2018, partially offset by cash dividend payments of $7.2 million and $1.8 million related to principal payments of debt.

China Facility

In April 2019, we committed to construct a facility in Suzhou China, to consolidate the Suzhou operations of the GENEWIZ business and provide an infrastructure to support future growth.  The facility will be constructed in two phases.  We expect to incur $50.0 to $55.0 million of capital expenditures related to this facility over the next five years, of which up to $15.0 to $20.0 million is expected to be incurred during 2020. During the three months ended December 31, 2019, we incurred $1.3 million in capital expenditures related to the construction of this facility.

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

The credit agreement, as amended, contains certain customary representations and warranties, covenants and events of default. As of December 31, 2019, we were in compliance with all covenants and conditions under the credit agreement, as amended.

In connection with our acquisition of GENEWIZ in November 2018, we assumed three five-year term loans and two one-year term loans. At December 31, 2019, we had an aggregate outstanding principal balance of $1.2 million under the three five-year term loans. The two one-year short term loans matured and were repaid in full as of September 30, 2019.

At December 31, 2019, the aggregate outstanding principal balance of all of the outstanding term loans was $50.7 million, excluding unamortized deferred financing costs of $0.5 million. Borrowings under the term loans bear variable interest rates. As a result, we may experience exposure to interest rate risk due to the potential volatility associated with the variable interest rates on the term loans. If rates increase, we may be subject to higher costs of servicing the loans which could reduce our profitability and cash flows. During the three months ended December 31, 2019, the weighted average stated interest rate on the term loans was 4.5%. During the three months ended December 31, 2019, we incurred aggregate interest expense of $0.6 million on the term loans, including less than $0.1 million of deferred financing costs amortization. Our debt service requirements are expected to be funded through our existing sources of liquidity and operating cash flows.

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

As of December 31, 2019, we had approximately $43.6 million available for borrowing under the line of credit. There were no amounts outstanding pursuant to the line of credit as of December 31, 2019. The amount of funds available for borrowing under the credit agreement may fluctuate each period based on our borrowing base availability. The credit agreement contains certain customary representations and warranties, a financial covenant, affirmative and negative covenants, as well as events of default. We were in compliance with the credit agreement as of December 31, 2019. Although we believe we will be able to generate sufficient cash in the United States and foreign jurisdictions to fund future operating costs, we secured the revolving line of credit as an additional assurance for maintaining liquidity in the United States during potentially severe downturns of the cyclical semiconductor market, and for strategic investments or acquisitions.

Dividends

On January 24, 2020, the Company’s Board of Directors declared a cash dividend of $0.10 per share payable on March 27, 2020 to common stockholders of record as of March 6, 2020. Dividends are declared at the discretion of our Board of Directors and depend on actual cash flow from operations, our financial condition, debt service and capital requirements, and any other factors our Board of Directors may consider relevant. We intend to pay quarterly cash dividends in the future; however, the amount and timing of these dividends may be impacted by the cyclical nature of certain markets we serve. We may reduce, delay or cancel a quarterly cash dividend based on the severity of a cyclical downturn.

Share Repurchase Program

On September 29, 2015, our Board of Directors approved a share repurchase program for up to $50.0 million worth of our common stock. The timing and amount of any shares repurchased will be based on market and business conditions, legal requirements and other factors and repurchases may be commenced or suspended at any time at our discretion. There were no shares repurchased under this program during the three months ended December 31, 2019 and there have been no shares repurchased under this program since its inception.

Contractual Obligations and Requirements

At December 31, 2019, the Company had non-cancellable commitments of $130.2 million, including purchase orders for inventory of $84.9 million, information technology related commitments of $25.0 million, China facility commitments of $18.6 million and other commitments of $1.7 million.

At December 31, 2019, we had approximately $1.2 million of letters of credit outstanding related primarily to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from our customers in the event that the product is not delivered or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if we fail to meet certain contractual requirements. None of these obligations were called during the three months ended December 31, 2019, and we currently do not anticipate any of these obligations to be called in the near future.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including fluctuations in foreign currency exchange rates and changes in interest rates affecting interest payments on our term loan and investment return on our cash, cash equivalents and marketable securities.

Interest Rate Exposure

Our term loans bear variable interest rates which subject us to interest rate risk. Our primary interest rate risk exposure results from changes in the short-term LIBOR rate, the federal funds effective rate and the prime rate. As of December 31, 2019, the weighted average stated interest rate on the term loans was 4.5%. At December 31, 2019, the outstanding term loans principal balance was $50.7 million, net of unamortized deferred financing costs of $0.5 million. During the three months ended December 30, 2019, we incurred cash interest expense of $0.6 million on the term loans. A hypothetical 100 basis point change in interest rates would result in a $0.1 million change in interest expense incurred during the three months ended December 31, 2019.

Our cash and cash equivalents consist principally of money market securities that are short-term in nature. At December 31, 2019, our total short-term and long-term investments were $14.3 million, consisting mostly of highly rated corporate debt securities and other debt securities. At December 31, 2019, we had no securities in an unrealized loss position. A hypothetical 100 basis point change in interest rates would result in an insignificant increase in interest income earned during the three months ended December 31, 2019.

Currency Rate Exposure

We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were approximately 41% and 35% of our total sales, respectively, during the three months ended December 31, 2019 and 2018. These sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.

In the normal course of our business, we have liquid assets denominated in non-functional currencies which include cash, short-term advances between our legal entities and accounts receivable which are subject to foreign currency exposure. Such balances were approximately $144.2 million and $117.7 million, respectively, at December 31, 2019 and September 30, 2019, and related to the Euro, British Pound and a variety of Asian currencies. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to mitigate our exposures to currency movement. We incurred foreign currency losses of $0.7 million and $0.1 million, respectively, during the three months ended December 31, 2019 and 2018, which related to the currency fluctuation on these balances between the time the transaction occurred and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at December 31, 2019 and 2018 would result in an approximate change of $1.4 million and $3.4 million, respectively, in our net income during the three months ended December 31, 2019 and 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that because of the material weaknesses identified in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of December 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q.

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, the following control deficiencies, which continue to exist as of December 31, 2019, that constitute material weaknesses in our internal control over financial reporting:

●	We did not maintain effective controls related to the accuracy of revenue recorded at a business unit within our Brooks Life Sciences segment. Specifically, we did not maintain effective controls to verify the accuracy of the price and quantity data for customer transactions entered into the business unit’s billing system, and to verify that the invoices generated from the billing system were based on the appropriate amounts. These control deficiencies resulted in immaterial misstatements and subsequent immaterial adjustments to revenue and related accounts and disclosures in the interim and annual consolidated financial statements for the years ended September 30, 2019, 2018, and 2017.
●	We did not design and maintain effective controls related to the occurrence and cutoff of revenue on products shipped to customers from contract manufacturers for a business unit within our Brooks Semiconductor Solutions Group segment. Specifically, we did not design and maintain effective controls to verify that revenue from product shipments from contract manufacturers in this business unit were evaluated for proper revenue recognition at the point of transfer of control. Management determined that this control deficiency resulted in an immaterial audit adjustment related to the revenue, cost of sales and the corresponding balance sheet accounts of our consolidated financial statements for the fiscal year ended September 30, 2019.

Remediation Plan for Material Weaknesses

We are committed and are taking steps necessary to remediate the control deficiencies that constituted the material weaknesses described above by implementing changes to our internal control over financial reporting. Management has been implementing and continues to implement measures to ensure that the control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed and operating effectively. The remediation actions in the Brooks Life Sciences segment include: (i) leveraging the implementation a new billing system and enterprise resource planning system (ERP) which will reduce the complexity of this billing process, (ii) improving the oversight of the accuracy of invoice processing and (iii) improving process documentation and training related to the billing and oversight process. The remediation actions in the Brooks Semiconductor Solutions Group include (i) enhanced documentation of inventory cut-off procedures related to contract manufacturing sites (ii) additional employee training and (iii) designing and implementing additional cut-off review procedures for transactions occurring near the end of a reporting period.

Status of Remediation Efforts

We implemented a new billing system and enterprise resource planning system (ERP) during the quarter ended December 31, 2019, for the business unit within our Brooks Life Sciences segment noted above. We are in the process of implementing new and enhanced controls to verify the accuracy of price and quantity data for customer transactions and enhancing our documentation related to the business unit’s billing procedures and controls, which will support the business unit’s ability to train employees and execute the controls effectively.

To address the material weakness related to the business unit within our Brooks Semiconductor Solutions segment noted above, during the quarter ended December 31, 2019, we designed, documented and implemented new controls to verify that product shipments from contract manufacturers are evaluated for proper revenue recognition at the point of transfer of control. Management will test controls to ensure they have operated effectively for a sufficient period of time before concluding on remediation. We have also initiated employee training with respect to these procedures.

We believe the measures described above will facilitate the remediation of the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify, or, in appropriate circumstances, not complete, certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts discussed above under “Status of Remediation Efforts”, there were no changes in internal control over financial reporting during the fiscal first quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under Item 1A. Risk Factors in our 2019 Annual Report on Form 10-K. There have been no material changes from the risk factors disclosed in our 2019 Annual Report on Form 10-K, other than the addition of the risk factor set forth below.

Our financial condition and results of operations could be adversely affected by the recent coronavirus outbreak.

In December 2019, a novel strain of coronavirus was first identified in Wuhan, Hubei Province, China. Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations. These could include disruptions or restrictions on our ability to travel, as well as temporary closures of our facilities or the facilities of our suppliers or customers. Any disruption of our suppliers or customers would likely impact our sales and operating results. The extent to which the coronavirus may impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus.

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

101

The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended December 31, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets; (ii) the unaudited Consolidated Statements of Operations; (iii) the unaudited Consolidated Statements of Comprehensive Income; (iv) the unaudited Consolidated Statements of Cash Flows; and (v) the Notes to the unaudited Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded in the iXBRL document.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

Date: February 6, 2020	/s/ Lindon G. Robertson
Lindon G. Robertson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 6, 2020	/s/ David Pietrantoni
David Pietrantoni
Vice President-Finance and Corporate Controller
(Principal Accounting Officer)