Form 10-Q
period 2020-06-30
Brooks Automation, Inc.
filed 2020-07-31
CIK 933974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, July 24, 2020: common stock, $0.01 par value and 73,760,246 shares outstanding.

BROOKS AUTOMATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BROOKS AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	June 30,	September 30,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$256,633	$301,642
Marketable securities	136	34,124
Accounts receivable, net	183,167	165,602
Inventories	117,686	99,445
Prepaid expenses and other current assets	44,389	46,332
Total current assets	602,011	647,145
Property, plant and equipment, net	111,416	100,669
Long-term marketable securities	2,939	2,845
Long-term deferred tax assets	3,489	5,064
Goodwill	500,062	488,602
Intangible assets, net	226,623	251,168
Other assets	57,377	20,506
Total assets	$1,503,917	$1,515,999
Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$828	$829
Accounts payable	70,344	58,919
Deferred revenue	31,162	29,435
Accrued warranty and retrofit costs	7,881	7,175
Accrued compensation and benefits	33,847	31,375
Accrued restructuring costs	437	1,040
Accrued income taxes payable	16,253	99,263
Accrued expenses and other current liabilities	45,053	44,234
Total current liabilities	205,805	272,270
Long-term debt	49,563	50,315
Long-term tax reserves	19,609	18,274
Long-term deferred tax liabilities	10,613	20,636
Long-term pension liabilities	5,724	5,338
Long-term operating lease liabilities	29,280	—
Other long-term liabilities	8,470	10,212
Total liabilities	329,064	377,045
Commitments and contingencies (Note 17)
Stockholders' Equity
Preferred stock, $0.01 par value - 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value - 125,000,000 shares authorized, 87,222,115 shares issued and 73,760,246 shares outstanding at June 30, 2020, 85,759,700 shares issued and 72,297,831 shares outstanding at September 30, 2019	872	857
Additional paid-in capital	1,936,619	1,921,954
Accumulated other comprehensive income	10,977	3,511
Treasury stock, at cost- 13,461,869 shares	(200,956)	(200,956)
Accumulated deficit	(572,659)	(586,412)
Total stockholders' equity	1,174,853	1,138,954
Total liabilities and stockholders' equity	$1,503,917	$1,515,999

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue
Products	$142,323	$128,397	$413,329	$381,827
Services	78,027	75,483	237,748	199,810
Total revenue	220,350	203,880	651,077	581,637
Cost of revenue
Products	81,989	77,203	245,930	229,580
Services	45,573	43,167	137,092	115,951
Total cost of revenue	127,562	120,370	383,022	345,531
Gross profit	92,788	83,510	268,055	236,106
Operating expenses
Research and development	14,004	14,235	43,727	41,485
Selling, general and administrative	59,714	52,596	178,866	158,509
Restructuring charges	(29)	256	1,125	685
Total operating expenses	73,689	67,087	223,718	200,679
Operating income	19,099	16,423	44,337	35,427
Interest income	29	108	865	847
Interest expense	(810)	(8,041)	(2,265)	(21,348)
Loss on extinguishment of debt	—	—	—	(9,051)
Other income (expenses), net	498	(309)	(1,318)	(1,116)
Income before income taxes	18,816	8,181	41,619	4,759
Income tax provision	5,120	7,260	5,557	400
Income from continuing operations	13,696	921	36,062	4,359
Income (loss) from discontinued operations, net of tax	—	6,333	(182)	20,731
Net income	$13,696	$7,254	$35,880	$25,090
Basic net income per share:
Income from continuing operations	$0.19	$0.01	$0.49	$0.06
Income (loss) from discontinued operations, net of tax	—	0.09	(0.00)	0.29
Basic net income per share	$0.19	$0.10	$0.49	$0.35
Diluted net income per share:
Income from continuing operations	$0.19	$0.01	$0.49	$0.06
Income (loss) from discontinued operations, net of tax	—	0.09	(0.00)	0.29
Diluted net income per share	$0.19	$0.10	$0.49	$0.35
Weighted average shares used in computing net income per share:
Basic	73,759	72,188	73,473	71,903
Diluted	73,860	72,470	73,766	72,313

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net income	$13,696	$7,254	$35,880	$25,090
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,690	2,724	7,484	888
Unrealized gains on marketable securities, net of tax effects of $0 during each of the three and nine months ended June 30, 2020, and $0 during each of the three and nine months ended June 30, 2019	—	—	7	111
Actuarial (losses) gains, net of tax effects of $2 and $4 during the three and nine months ended June 30, 2020, ($3) and $0 during the three and nine months ended June 30, 2019	(13)	9	(25)	—
Total other comprehensive income, net of tax	3,677	2,733	7,466	999
Comprehensive income	$17,373	$9,987	$43,346	$26,089

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net income	$35,880	$25,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,760	40,429
Impairment of property, plant and equipment	301	—
Stock-based compensation	12,348	15,172
Amortization of premium on marketable securities and deferred financing costs	177	766
Earnings of equity method investments	—	(4,876)
Deferred income taxes	(9,319)	(9,207)
Loss on extinguishment of debt	—	9,051
Other losses on disposals of assets	163	156
Loss on sale of divestiture, net of tax	319	—
Taxes paid stemming from divestiture	(91,500)	—
Changes in operating assets and liabilities, net of acquisitions and divestiture:
Accounts receivable	(15,719)	(6,456)
Inventories	(17,695)	(6,431)
Prepaid expenses and other assets	12,554	2,109
Accounts payable	11,032	(6,761)
Deferred revenue	214	4,959
Accrued warranty and retrofit costs	580	1,022
Accrued compensation and tax withholdings	1,928	(9,404)
Accrued restructuring costs	(609)	(361)
Proceeds from recovery on insurance claim	—	1,082
Accrued expenses and other liabilities	(4,347)	1,901
Net cash (used in) provided by operating activities	(13,933)	58,241
Cash flows from investing activities
Purchases of property, plant and equipment	(29,685)	(15,548)
Purchases of marketable securities	(10,843)	(1,290)
Sales of marketable securities	2,492	48,904
Maturities of marketable securities	42,226	2,557
Acquisitions, net of cash acquired	(15,743)	(442,704)
Issuance of a note receivable	(1,000)	—
Net cash used in investing activities	(12,553)	(408,081)
Cash flows from financing activities
Proceeds from term loans, net of discount	—	686,386
Proceeds from issuance of common stock	2,332	1,548
Payments of financing costs	—	(687)
Principal payments on debt	(828)	(354,940)
Payments of capital leases	(957)	(849)
Common stock dividends paid	(22,127)	(21,658)
Net cash (used in) provided by financing activities	(21,580)	309,800
Effects of exchange rate changes on cash and cash equivalents	3,095	(816)
Net decrease in cash, cash equivalents and restricted cash	(44,971)	(40,856)
Cash, cash equivalents and restricted cash, beginning of period	305,171	197,708
Cash, cash equivalents and restricted cash, end of period	$260,200	$156,852
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	$2,020	$1,847

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$256,633	$156,802
Restricted cash included in prepaid expenses and other current assets	3,567	50
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$260,200	$156,852

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

(In thousands, except share data)

		Common		Accumulated
	Common	Stock at	Additional	Other
	Stock	Par	Paid-In	Comprehensive	Accumulated	Treasury	Total
	Shares	Value	Capital	Income	Deficit	Stock	Equity

	(In thousands, except share data)
Balance September 30, 2018	84,164,130	$841	$1,898,434	$13,587	$(994,074)	$(200,956)	$717,832
Shares issued under restricted stock and purchase plans, net	1,517,144	16	1,532				1,548
Stock-based compensation			15,172				15,172
Common stock dividends declared, at $0.30 per share					(21,656)		(21,656)
Foreign currency translation adjustments				888			888
Changes in unrealized gains on marketable securities, net of tax effects of $0				111			111
Net income				—	25,090		25,090
Cumulative effect of adoption of ASC 606					(859)		(859)
Balance June 30, 2019	85,681,274	$857	$1,915,138	$14,586	$(991,499)	$(200,956)	$738,126

Balance September 30, 2019	85,759,700	$857	$1,921,954	$3,511	$(586,412)	$(200,956)	$1,138,954
Shares issued under restricted stock and purchase plans, net	1,462,415	15	2,317				2,332
Stock-based compensation			12,348				12,348
Common stock dividends declared, at $0.30 per share					(22,127)		(22,127)
Foreign currency translation adjustments				7,484			7,484
Changes in unrealized losses on marketable securities, net of tax effects of $0				7			7
Actuarial losses, net of tax effects of $4				(25)			(25)
Net income					35,880		35,880
Balance June 30, 2020	87,222,115	$872	$1,936,619	$10,977	$(572,659)	$(200,956)	$1,174,853

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

Discontinued Operations

In the fourth quarter of fiscal year 2018, the Company entered into a definitive agreement to sell its semiconductor cryogenics business (the “Disposition”) to Edwards Vacuum LLC (a member of the Atlas Copco Group) (“Edwards”). The Company determined that the semiconductor cryogenics business met the “held for sale” criteria and the “discontinued operations” criteria in accordance with Financial Accounting Standard Boards (“FASB”) Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements (“FASB ASC 205”), as of September 30, 2018. The Consolidated Balance Sheets and Consolidated Statements of Operations, and the notes to the Consolidated Financial Statements were restated for all periods presented to reflect the discontinuation of the semiconductor cryogenics business, in accordance with FASB ASC 205. The discussion in the notes to these Consolidated Financial Statements, unless otherwise noted, relate solely to the Company's continuing operations. Please refer to Note 3, “Discontinued Operations” for further information.

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

Risks and Uncertainties

The Company is subject to risks common to companies in the markets it serves, including, but not limited to, global economic and financial market conditions, fluctuations in customer demand, acceptance of new products, development by its competitors of new technological innovations, risk of disruption in its supply chain, the implementation of tariffs and export controls, dependence on key personnel, protection of proprietary technology, and compliance with domestic and foreign regulatory authorities and agencies.

During the COVID-19 pandemic, the Company’s facilities have remained operational with only required personnel on site, and the balance of employees working from home.  Both business segments fall within the classification of an “Essential Critical Infrastructure Sector” as defined by the U.S. Department of Homeland Security and have continued operations during the COVID-19 pandemic. The Company has followed government guidance in each region and has implemented Centers for Disease Control social distancing guidelines and other best practices to protect the health and safety of the Company’s employees. The COVID-19 pandemic has not had a substantial impact on our financial results and a portion of this impact has been mitigated by our realignment of resources to satisfy incremental orders related to virus research. Future impacts on the Company’s financial results will depend on multiple variables which are not fully determinable, as the full impact of the pandemic on the economy and markets which the Company serves is as yet unknown.  The variables are many, but fundamentally include reduced demand from the Company’s customers, the degree that the supply chain may be constrained to impact the Company’s delivery of product, the potential impact to our operations if there is a significant outbreak among our employees, as well as the amount of incremental demand caused by research and treatments in the areas of COVID-19 or related threats.

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

The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business - including results of operations and financial condition, sales, expenses, reserves and allowances, manufacturing and employee-related amounts - will depend on future developments that are highly uncertain. This includes results from new information that may emerge concerning COVID-19 and any actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The Company has made estimates of the impact of COVID-19 within its financial statements and there may be changes to those estimates in future periods.

Foreign Currency Translation

Certain transactions of the Company and its subsidiaries are denominated in currencies other than their functional currency.

Foreign currency exchange losses generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other expenses, net” in the Company’s unaudited Consolidated Statements of Operations. Net foreign currency transaction and remeasurement losses were less than $0.1 million and $0.5 million, respectively, during the three months ended June 30, 2020 and 2019 and $2.8 million and $1.1 million, respectively, during the nine months ended June 30, 2020 and 2019.

Derivative Instruments

The Company has transactions and balances denominated in currencies other than U.S. dollars. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. The Company enters into foreign exchange contracts to reduce its exposure to currency fluctuations. The arrangements typically mature in three months or less and they do not qualify for hedge accounting. Net gains and losses related to these contracts are recorded as a component of "Other expenses, net" in the accompanying unaudited Consolidated Statements of Operations and are as follows for the three and nine months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Realized (losses) gains on derivatives not designated as hedging instruments	$(1,719)	$3,770	$(963)	$2,916

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

As of June 30, 2020, the Company had no assets or liabilities measured and recorded at fair value on a recurring basis using Level 3 inputs.

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

Recently Adopted Accounting Pronouncements

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update). ASU 2019-07 aligns the guidance in various SEC sections of the Codification with the requirements of certain SEC final rules. ASU 2019 -07 was effective immediately during the Company’s last quarter of fiscal 2019 and the adoption did not have any impact on the Company’s consolidated financial statements and related disclosures.

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

3. Discontinued Operations

On August 27, 2018, the Company entered into a definitive agreement to sell its semiconductor cryogenics business to Edwards for $675.0 million in cash, subject to adjustments. On July 1, 2019, the Company completed the sale of the semiconductor cryogenics business for $661.1 million, which excludes $6.3 million retained by Edwards at closing based on the initial adjustment for net working capital. Net proceeds from the sale were approximately $553.1 million, after deducting estimated taxes payable and closing costs, which remains subject to adjustment for the final determination of working capital and other items. In the third quarter of fiscal year 2020, Edwards has asserted claims for indemnification under the definitive agreement relating to alleged breaches of representations and warranties relating to customer warranty claims and inventory. The Company cannot determine the probability of any losses or outcome of these claims including the amount of any indemnifiable losses, if any, resulting from these claims at this time, however, the Company believes that none of these claims will have a material adverse effect on its consolidated financial position or results of operations. If the resolution of these claims results in indemnifiable losses in excess of the applicable indemnification deductibles and indemnification escrow established under the definitive agreement, Edwards would be required to seek recovery under the representation and warranty insurance Edwards obtained in connection with the closing of the transaction. The Company believes that any indemnifiable losses in excess of the applicable deductibles and indemnification escrow established in the definitive agreement would be covered by such insurance. If Edwards is unable to obtain recovery under its insurance, however, it could seek recovery of such indemnifiable losses, if any, directly from the Company.

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

In connection with the closing of the Disposition on July 1, 2019, the Company and Edwards entered into a transition service agreement, a supply agreement, and lease agreements. The transition service agreement outlined the information technology, people, and facility support the Company would provide to Edwards for a period up to 9 months after transaction closing date. The supply agreement allowed the Company to purchase CTI and Polycold goods at cost from Edwards up to an aggregate amount equal to $1.0 million during the one-year term after closing of the Disposition. The lease agreements provide facility space to Edwards free of charge for three years after the transaction closing date. Edwards will have the option to renew each lease at the then current market rates after the initial three-year lease term has ended. This Disposition is consistent with the Company’s long-standing strategy to increase shareholder value by accelerating the growth of its Life Sciences business with further acquisitions and strengthening its semiconductor automation business with opportunistic acquisitions.

The Disposition met the "held for sale" criteria and the “discontinued operation” criteria in accordance with FASB ASC 205 as of September 30, 2018. As such, its operating results have been reported as a discontinued operation for all periods presented.

The following table presents the financial results of discontinued operations (in thousands):

	Three Months Ended June 30,	Nine Months Ended June 30,
	2019	2020	2019
Revenue
Products	$23,546	$-	$76,227
Services	10,994	-	33,291
Total revenue	34,540	-	109,518
Cost of revenue
Products	15,451	-	47,148
Services	6,288	-	19,016
Total cost of revenue	21,739	-	66,164
Gross profit	12,801	-	43,354
Operating expenses
Research and development	2,279	-	6,605
Selling, general and administrative	4,808	(171)	17,005
Restructuring charges	24		24
Total operating expenses	7,111	(171)	23,634
Operating income	5,690	171	19,720
Other income (loss), net	418	(410)	985
Income (loss) before income taxes and earnings of equity method investment	6,108	(239)	20,705
Income tax provision (benefit)	1,610	(57)	4,850
Income (loss) before equity in earnings of equity method investment	4,498	(182)	15,855
Equity in earnings of equity method investment	1,835	-	4,876
Net income (loss)	$6,333	$(182)	$20,731

The Company did not record income or loss related to our semiconductor cryogenics business for the three months ended June 30, 2020.

The following table presents the summarized financial information for Ulvac Cryogenics, Inc., the unconsolidated subsidiaries accounted for based on the equity method (in thousands):

	Three Months Ended	Nine months ended
	June 30, 2019	June 30, 2019
Statements of Operations:
Total revenue	$ 23,209	$ 68,252
Gross profit	9,905	27,134
Operating Income	5,267	14,476
Net income	3,674	9,777

The following table presents the significant non-cash items and capital expenditures for the discontinued operations that are included in the Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended	Nine months ended
	June 30, 2019	June 30, 2019
Depreciation and amortization	$ 4	$ 4
Capital expenditures	87	494
Stock-based compensation	215	635
Earnings of equity method investment	(1,835)	(4,876)

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

Unrealized gains and losses are excluded from earnings and reported as a separate component of accumulated other comprehensive income until the security is sold or matures. Gains or losses realized from sales of marketable securities are computed based on the specific identification method and recognized as a component of "Other expenses, net" in the accompanying unaudited Consolidated Statements of Operations. There were no sales of marketable securities during the three months ended June 30, 2019. During the nine months ended June 30, 2019, the Company sold marketable securities with a fair value and amortized cost of $49.4 million and $49.5 million, respectively, and recognized net losses of $0.1 million. As a result, during this period, the Company collected cash proceeds of $48.9 million from the sale of marketable securities and reclassified net unrealized holding losses of $0.1 million from accumulated other comprehensive income into “Other expenses, net” in the accompanying unaudited Consolidated Statements of Operations as a result of these transactions. There were no marketable securities sales during the three months ended June 30, 2020. During the nine months ended June 30, 2020, the Company sold marketable securities with a fair value and amortized cost of $2.5 million, and recognized a net gain of less than $0.1 million. As a result, during this period, the Company collected cash proceeds of $2.5 million from the sale of marketable securities and reclassified net unrealized holding gains of less than $0.1 million from accumulated other comprehensive income into “Other expenses, net” in the accompanying unaudited Consolidated Statements of Operations as a result of these transactions.

The following is a summary of the amortized cost and the fair value, including accrued interest receivable and unrealized holding gains (losses) on the short-term and long-term marketable securities as of June 30, 2020 and September 30, 2019 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
June 30, 2020:
Bank certificates of deposits	$101	$—	$—	$101
Corporate securities	2,939	—	—	2,939
Other debt securities	35	—	—	35
	$3,075	$—	$—	$3,075
September 30, 2019:
U.S. Treasury securities and obligations of U.S. government agencies	$31,863	$(2)	$5	$31,866
Bank certificates of deposits	750	—	—	750
Corporate securities	4,317	—	1	4,318
Other debt securities	35	—	—	35
	$36,965	$(2)	$6	$36,969

The fair values of the marketable securities by contractual maturities at June 30, 2020 are presented below (in thousands):

Fair Value
Due in one year or less	$136
Due after one year through five years	—
Due after five years through ten years	—
Due after ten years	2,939
Total marketable securities	$3,075

Expected maturities could differ from contractual maturities because the security issuers may have the right to prepay obligations without prepayment penalties.

The Company reviews the marketable securities for impairment at each reporting period to determine if any of the securities have experienced an other-than-temporary decline in fair value. The Company considers factors, such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of its amortized cost basis. If the Company believes that an other-than-temporary decline in fair value has occurred, it writes down the investment to its fair value and recognizes the credit loss in earnings and the non-credit loss in accumulated other comprehensive income or loss. There were no securities in an unrealized loss position as of June 30, 2020. The aggregate fair value of the marketable securities in an unrealized loss position was $12.0 million as of September 30, 2019. Aggregate unrealized losses for these securities were insignificant as of September 30, 2019 and are presented in the table above. The securities in an unrealized loss position as of September 30, 2019 were not considered other-than-temporarily impaired and, as such, the Company did not recognize impairment losses during the period then ended. The unrealized losses were attributable to changes in interest rates that impacted the value of the investments.

Cash equivalents of less than $0.1 million and $6.2 million, respectively, at June 30, 2020 and September 30, 2019 consist of money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of $10.0 million as of September 30, 2019 consist primarily of treasury bills and agency bonds and are classified within Level 2 of the fair value hierarchy because they are not actively traded. Cash equivalents from level 1 and level 2 are recorded in “Cash and cash equivalents” within the accompanying unaudited Consolidated Balance Sheet.

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

Fair Value of
Assets and
Liabilities
Accounts receivable	$1,220
Prepaid expenses and other current assets	29
Goodwill	11,116
Intangible assets	6,042
Other assets	230
Accounts payable	(15)
Deferred revenue	(1,320)
Accrued compensation and benefits	(344)
Other current liabilities	(91)
Long-term deferred tax liabilities	(1,091)
Long-term operating lease liabilities	(147)
Total purchase price, net of cash acquired	$15,629

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

The Company reports the results of operations for RURO in the Brooks Life Science segment starting from the acquisition date. The revenues and net income from RURO recognized in the Company's consolidated results of operations were $1.9 million and $0.5 million, respectively, for the three months ended June 30, 2020. The revenues and net income from RURO recognized in the Company's consolidated results of operations were $2.3 million and $0.4 million, respectively, for the period between the acquisition date and June 30, 2020. During three months ended June 30, 2020 and the period between the acquisition date and June 30, 2020, the amortization expense of acquired intangible assets was $0.1 million and $0.2 million, respectively. During three months ended June 30, 2020 and the period between the acquisition date and June 30, 2020, the Company incurred less than $0.1 million and $0.2 million, respectively, in transaction costs, which were recorded in "Selling, general and administrative" expenses within the accompanying unaudited Consolidated Statements of Operations.

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

The revenues and net income from GENEWIZ recognized in the Company's consolidated results of operations were $37.3 million and $0.5 million, respectively, for the three months ended June 30, 2020. The revenues and net loss from GENEWIZ recognized in the Company's consolidated results of operations were $37.1 million and $2.4 million, respectively, for the three months ended June 30, 2019. During the three months ended June 30, 2020, and the comparable reporting period in fiscal year 2019, net income/loss included $5.1 million and $3.3 million, respectively, related to amortization expense of acquired intangible assets. The revenues and net income from GENEWIZ recognized in the Company's consolidated results of operations were $118.3 million and $1.5 million, respectively, for the nine months ended June 30, 2020. The revenues and net income from GENEWIZ recognized in the Company’s consolidated results of operations were $86.3 million and $3.0 million, respectively, during the period from the acquisition date to June 30, 2019. During the nine months ended June 30, 2020 and the comparable reporting period since the acquisition in fiscal year 2019, net income included $15.2 million and $8.2 million, respectively, related to amortization expense of acquired intangible assets. During the three months ended June 30, 2019 and the period from the acquisition date to June 30, 2019, the Company incurred $0.1 million and $6.4 million, respectively, in transaction costs, which were recorded in "Selling, general and administrative" expenses within the accompanying unaudited Consolidated Statements of Operations. During both the three and nine months ended June 30, 2020, the Company incurred less than $0.1 million in transaction costs, which were recorded in "Selling, general and administrative" expenses within the accompanying unaudited Consolidated Statements of Operations.

The following unaudited pro forma information reflects the Company’s consolidated results of operations as if the acquisition had taken place on October 1, 2017. The unaudited pro forma information is not necessarily indicative of the results of operations that the Company would have reported had the transaction actually occurred at the beginning of these periods nor is it necessarily indicative of future results. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, including, but not limited to, anticipated costs savings from synergies or other operational improvements (in thousands). The pro forma amounts in the below table were adjusted to reflect a correction made during the 2019 fiscal year, see the 2019 Annual Report on Form 10-K Note 4, “Acquisitions” for further information.

	Three Months Ended	Nine Months Ended
	June 30, 2019	June 30, 2019

Revenue	$203,880	$598,291
Net income from continuing operations	976	5,062

The unaudited pro forma financial information presented in the table above includes adjustments for the application of the Company’s accounting policies, elimination of related party transactions, depreciation and amortization related to fair value adjustments to property, plant and equipment and intangible assets, and transaction costs, and interest expense on acquisition related debt.

To present the Company’s consolidated results of operations as if the acquisition had taken place on October 1, 2017, the unaudited pro forma earnings for the three months ended June 30, 2019 has been adjusted to exclude $0.1 million non-recurring transaction cost. The unaudited pro forma earnings for the nine months ended June 30, 2019 has been adjusted to include $1.6 million property, plant, and equipment, leases, and intangible asset step-up depreciation and amortization expense and $2.0 million interest expense related to financing activities and to exclude $42.3 million non-recurring compensation expenses and transaction costs.

6. Goodwill and Intangible Assets

Goodwill represents the excess of net book value over the estimated fair value of net tangible and identifiable intangible assets of a reporting unit. Goodwill is tested for impairment annually or more often if impairment indicators are present at the reporting unit level. If events occur or circumstances change that would more likely than not reduce fair values of the reporting units below their carrying values, goodwill will be evaluated for impairment between annual tests. No triggering events indicating goodwill impairment occurred during the nine months ended June 30, 2020. Please refer to Note 7, "Goodwill and Intangible Assets" to the Company's consolidated financial statements included in the

2019 Annual Report on Form 10-K for further information on the goodwill impairment testing performed during fiscal year 2019.

The Company performs its annual goodwill impairment assessment on April 1st of each year. In accordance with ASC 350, Intangibles-Goodwill and Other, the Company initially assesses qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company determines, based on this assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying value, it performs a quantitative goodwill impairment test by comparing the reporting unit’s fair value with its carrying value. An impairment loss is recognized for the amount by which the reporting unit’s carrying value exceeds its fair value, up to the total amount of goodwill allocated to the reporting unit. No impairment loss is recognized if the fair value of the reporting exceeds its carrying value.

During the quarter ended June 30, 2020, the Company completed the annual goodwill impairment test for its six reporting units, including Automation Solutions, Contamination Control Solutions and Global Semiconductor Services within the Brooks Semiconductor Solutions Group segment, as well as Sample Repository Solutions, Life Sciences Products and GENEWIZ within the Brooks Life Sciences segment. Based on the test results, the Company determined that no adjustment to goodwill was necessary. The Company conducted a qualitative assessment for the three reporting units within the Brooks Semiconductor Solutions Group segment and determined that it was more likely than not that their fair values were greater than their carrying values. As a result of the analysis, the Company did not perform the quantitative assessment for these reporting units, and therefore, did not recognize any impairment losses. The Company performed the quantitative goodwill impairment test for the three reporting units within the Brooks Life Sciences segment and determined that no adjustment to goodwill was necessary since the estimated fair values exceed their book values.

The changes in the Company’s goodwill by reportable segment at June 30, 2020 and September 30, 2019 are as follows (in thousands):

	Brooks
	Semiconductor
	Solutions	Brooks
	Group	Life Sciences	Other	Total
Gross goodwill, at September 30, 2019	$636,791	$440,755	$26,014	$1,103,560
Accumulated goodwill impairments	(588,944)	—	(26,014)	(614,958)
Goodwill, net of accumulated impairments, at September 30, 2019	47,847	440,755	—	488,602
Acquisitions and adjustments	316	11,144	—	11,460
Gross goodwill, at June 30, 2020	637,107	451,899	26,014	1,115,020
Accumulated goodwill impairments	(588,944)	—	(26,014)	(614,958)
Goodwill, net of accumulated impairments, at June 30, 2020	$48,163	$451,899	$—	$500,062

During the nine months ended June 30, 2020, the Company recorded a goodwill increase of $11.5 million primarily related to the RURO acquisition and the impact of foreign currency translation adjustments.

The components of the Company’s identifiable intangible assets as of June 30, 2020 and September 30, 2019 are as follows (in thousands):

	June 30, 2020			September 30, 2019
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Patents	$8,251	$5,013	$3,238	$5,302	$4,628	$674
Completed technology	88,736	46,504	42,232	88,288	38,778	49,510
Trademarks and trade names	25,604	8,425	17,179	25,340	5,807	19,533
Customer relationships	268,913	104,942	163,971	265,450	84,047	181,403
Other intangibles	236	233	3	231	183	48
	$391,740	$165,117	$226,623	$384,611	$133,443	$251,168

Amortization expense for intangible assets was $31.3 million and $26.2 million, respectively, during the nine months ended June 30, 2020 and 2019.

Estimated future amortization expense for the intangible assets for the remainder of fiscal year 2020, the subsequent four fiscal years and thereafter is as follows (in thousands):

Fiscal year ended September 30,
2020	$10,454
2021	38,714
2022	35,459
2023	32,170
2024	27,211
Thereafter	82,615
$226,623

7. Line of Credit

The Company maintains a revolving line of credit under a credit agreement with Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. that provides for a revolving credit facility of up to $75.0 million, subject to borrowing base availability, as defined in the credit agreement. The line of credit matures on October 4, 2022 and expires no less than 90 days prior to the term loan expiration. The proceeds from the line of credit are available for permitted acquisitions and general corporate purposes.

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

As of June 30, 2020, the Company had approximately $39.6 million available for borrowing under the line of credit. There were no amounts outstanding under the line of credit as of June 30, 2020 and September 30, 2019. The Company records commitment fees and other costs directly associated with obtaining the line of credit facility as deferred financing costs which are presented within "Other assets" in the accompanying unaudited Consolidated Balance Sheets.

Deferred financing costs were $0.3 million and $0.4 million, respectively, at June 30, 2020 and September 30, 2019. Such costs are amortized over the term of the related facility arrangement and are included in “Interest expense” in the accompanying unaudited Consolidated Statements of Operations. The line of credit contains certain customary representations and warranties, a financial covenant and affirmative and negative covenants as well as events of default. The Company was in compliance with the line of credit covenants as of June 30, 2020 and September 30, 2019.

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

Subject to certain conditions stated in the credit agreement, the Company may redeem the term loan at any time at its option without a significant premium or penalty, except for a repricing transaction, as defined in the credit agreement. The Company is required to redeem the term loan at the principal amount then outstanding upon occurrence of certain events, including (i) net proceeds received from the sale or other disposition of the Company’s or the guarantor’ assets, subject to certain limitations, (ii) casualty and condemnation proceeds received by the Company or the guarantor, subject to certain exceptions, or (iii) net proceeds received by the Company or the guarantor from the issuance of debt or disqualified capital stock after October 4, 2017. Commencing on December 31, 2018, the Company was required to make principal payments equal to the excess cash flow amount, as defined in the credit agreement. Such prepayments are equal to 50% of the preceding year excess cash flow amount reduced by voluntary prepayments of the term loan, subject to certain limitations.

The deferred financing costs are accreted over the term of the loan using the effective interest rate method and are included in “Interest expense” in the accompanying unaudited Consolidated Statements of Operations. At June 30, 2020, deferred financing costs were $0.4 million.

The credit agreement contains certain customary representations and warranties, covenants and events of default. If any of the events of default occur and are not waived or cured within applicable grace periods, any unpaid amounts under the credit agreement will bear an annual interest rate at 2.00% above the rate otherwise applicable under the terms and conditions of such agreement. The credit agreement does not contain financial maintenance covenants. As of June 30, 2020, the Company was in compliance with all covenants and conditions under the credit agreement.

In connection with the GENEWIZ acquisition, the Company assumed three five-year term loans for a total of $3.3 million and two one-year short term loans for a total of $3.2 million. The three five-year term loans were initiated during 2016 and mature in 2021. The principal payments are payable in eight installments equal to 12.5% of the initial principal amount of the term loans on December 14th and June 14th of each year. The three five-year term loans were secured by GENEWIZ to fund equipment procurement and new building related payments and the interest rates are equal to the LIBOR plus 3.1%. The two one-year term loans were secured by GENEWIZ to fund operations. Both of the one-year term loans were initiated in 2018 and matured in 2019. The interest rates of these two loans were 4.56% and 4.35%. There are no deferred financing costs related to either the five-year term loans or the one-year term loans. At June 30, 2020, the Company had an aggregate outstanding principal balance of $0.8 million for the three five-year term loans. Both of the two one-year short term loans matured and were repaid in full as of September 30, 2019.

During the nine months ended June 30, 2020, the weighted average stated interest rate paid on all outstanding debt was 4.3%. During the nine months ended June 30, 2020, the Company incurred aggregate interest expense of $1.8 million in connection with the borrowings, including $0.2 million of deferred financing costs amortization.

The following are the future minimum principal payment obligations under all of the Company’s outstanding debt as of June 30, 2020 (in thousands):

Amount
Fiscal year ended September 30,
2020	$828
2021	—
2022	—
2023	—
2024	—
Thereafter	50,000
Total outstanding principal balance	50,828
Unamortized deferred financing costs	(437)
50,391
Current portion of long-term debt	828
Non-current portion of long-term debt	$49,563

9. Leases

The Company has operating leases for real estate and non-real estate and finance leases for non-real estate in North America, Europe, and Asia. Non-real estate leases are primarily related to vehicles and office equipment. Lease expiration dates range between 2020 and 2039.

The components of operating lease expense were as follows (in thousands):

	Three months ended June 30, 2020	Nine Months Ended June 30, 2020

Operating lease costs	$2,358	$6,755
Finance lease costs:
Amortization of assets	311	933
Interest on lease liabilities	29	84
Total finance lease costs	340	1,017
Variable lease costs	448	1,314
Short-term lease costs	181	477
Total lease costs	$3,327	$9,563

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

As of June 30, 2020
Operating Leases:
Operating lease right-of-use assets	$36,224

Accrued expenses and other current liabilities	$6,457
Long-term operating lease liabilities	29,280
Total operating lease liabilities	$35,737

Finance Leases:
Property, plant and equipment, at cost	$2,540
Accumulated amortization	(934)
Property, plant and equipment, net	$1,606

Accrued expenses and other current liabilities	$1,183
Other long-term liabilities	599
Total finance lease liabilities	$1,782

Weighted average remaining lease term (in years):
Operating leases	8.83
Finance leases	1.55

Weighted average discount rate:
Operating leases	4.29%
Finance leases	4.72%

Supplemental cash flow information related to operating leases was as follows (in thousands, unaudited):

	Three months ended June 30, 2020	Nine Months Ended June 30, 2020
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$2,215	$6,089
Operating cash flows from finance leases	22	77
Financing cash flows from finance leases	297	880

Future lease payments for operating and capital leases as of June 30, 2020 were as follows for the remainder of fiscal year 2020, the subsequent four fiscal years and thereafter as follows (in thousands):

	Operating Leases	Finance Leases
2020	$2,123	$322
2021	7,259	1,171
2022	5,491	363
2023	4,445	-
2024	4,229	-
Thereafter	20,180	-
Total future lease payments	43,727	1,856
Less imputed interest	(7,990)	(74)
Total lease liability balance	$35,737	$1,782

Future lease payments for operating and finance leases as of September 30, 2019 were as follows for the remainder of fiscal year 2020, the subsequent four fiscal years and thereafter as follows (in thousands):

	Operating Leases	Capital Leases
2020	$6,794	$1,276
2021	5,520	1,171
2022	3,904	363
2023	3,110	-
2024	2,934	-
Thereafter	10,499	-
Total future lease payments	32,761	2,810
Less imputed interest	(5,685)	(150)
Total lease liability balance	$27,076	$2,660

As of June 30, 2020, the Company has entered into leases that have not commenced with future lease payments of $3.8 million, excluding purchase options. These leases are not yet recorded on the Consolidated Balance Sheets. Lease commencement dates for these leases range between 2020 and 2030.

10. Income Taxes

The Company recorded an income tax provision of $5.1 million and $5.6 million, respectively, during the three and nine months ended June 30, 2020. The tax expense for the three months ended June 30, 2020 was primarily driven by the provision on earnings from operations during the period. The tax provision for the nine months ended June 30, 2020 was primarily driven by the provision on earnings from operations during the period, which was offset by a $6.1 million discrete stock compensation windfall benefit for tax deductions that exceeded the associated compensation expense in prior quarters and a discrete benefit of $0.5 million from a reduction of deferred tax liabilities related to the extension of a tax rate incentive in China.

The Company recorded an income tax expense of $7.3 million and $0.4 million, respectively, during the three and nine months ended June 30, 2019. The tax expense for the three months ended June 30, 2019 was primarily driven by a $4.3 million discrete expense resulting from a change to the U.S. tax regulations issued during the quarter related to the transition tax and the provision on current earnings. This expense was partially offset by a discrete benefit for stock compensation windfalls of $0.4 million for tax deductions that exceeded the associated compensation expense, and a $0.3 million reversal of an unrecognized tax benefit upon the closing of an audit. The tax expense for the nine months ended June 30, 2019 was primarily driven by a $3.2 million expense upon completion of the accounting for the U.S. transition tax and the provision on current earnings. These items were partially offset by discrete benefits related to stock compensation windfalls of $4.5 million for tax deductions that exceeded the associated compensation expense and $1.4 million of tax benefits related to the remeasurement of net U.S. deferred tax assets due to state tax rate changes.

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

During March 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which contains numerous income tax provisions among other tax and non-tax provisions. Some of these income tax provisions have retroactive effects on years before the date of enactment. The Company evaluated the CARES Act legislation in relation to income taxes and determined that the CARES Act income tax provisions do not have a material impact on its income tax provision.

The Company evaluates the realizability of its deferred tax assets by tax-paying component and assesses the need for a valuation allowance on a quarterly basis. The Company evaluates the profitability of each tax-paying component on a historic cumulative basis and a forward-looking basis while performing this analysis. The Company maintains a U.S. valuation allowance related to the realizability of certain foreign tax credits, state tax credits and state net operating loss carry-forwards, as well as a valuation allowance against net deferred tax assets on certain foreign tax-paying components as of June 30, 2020.

The Company maintains liabilities for uncertain tax positions. These liabilities involve judgment and estimation and are monitored based on the best information available. The Company recognizes interest related to unrecognized tax benefits as a component of the income tax expense or benefit. The Company recognized interest expense related to its uncertain tax positions of $0.3 million and $0.9 million, respectively, during the three and nine months ended June 30, 2020.

The Company is subject to U.S. federal, state, local and international income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which it files tax returns. In the normal course of business, the Company is subject to income tax audits in the various global jurisdictions in which it operates. The years subject to examination vary for the U.S. and international jurisdictions, with the earliest tax year being 2011. Based on the outcome of these examinations or the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the Company’s unaudited Consolidated Balance Sheets. The Company currently anticipates that it is reasonably possible that the unrecognized tax benefits will be reduced by approximately $1.9 million within the next twelve months.

11. Other Balance Sheet Information

The following is a summary of accounts receivable at June 30, 2020 and September 30, 2019 (in thousands):

	June 30,	September 30,
	2020	2019
Accounts receivable	$189,059	$169,317
Less allowance for doubtful accounts	(5,805)	(3,644)
Less allowance for sales returns	(87)	(71)
Accounts receivable, net	$183,167	$165,602

The following is a summary of inventories at June 30, 2020 and September 30, 2019 (in thousands):

	June 30,	September 30,
	2020	2019
Inventories
Raw materials and purchased parts	$77,715	$67,176
Work-in-process	16,307	13,684
Finished goods	23,664	18,585
Total inventories	$117,686	$99,445

Reserves for excess and obsolete inventory were $16.7 million and $16.3 million, respectively, at June 30, 2020 and September 30, 2019.

At June 30, 2020 and September 30, 2019, the Company had cumulative capitalized direct costs of $16.2 million and $11.6 million, respectively, associated with the development of software for its internal use. As of June 30, 2020, this balance included $3.8 million associated with software still in the development stage which are included within "Property, plant and equipment, net" in the accompanying unaudited Consolidated Balance Sheets. During the nine months ended June 30, 2020, the Company capitalized direct costs of $4.6 million associated with the development of software for its internal use.

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

The following is a summary of product warranty and retrofit activity on a gross basis for the three and nine months ended June 30, 2020 and 2019 (in thousands):

Activity -Three Months Ended June 30, 2020
Balance			Balance
March 31,			June 30,
2020	Accruals	Costs Incurred	2020
$7,910	$1,380	$(1,409)	$7,881

Activity -Three Months Ended June 30, 2019
Balance			Balance
March 31,			June 30,
2019	Accruals	Costs Incurred	2019
$7,202	$2,257	$(2,269)	$7,190

Activity -Nine Months Ended June 30, 2020
Balance			Balance
September 30,			June 30,
2019	Accruals	Costs Incurred	2020
$7,175	$6,033	$(5,327)	$7,881

Activity -Nine Months Ended June 30, 2019
Balance			Balance
September 30,			June 30,
2018	Accruals	Costs Incurred	2019
$6,340	$6,419	$(5,569)	$7,190

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

The following table reflects stock-based compensation expense recorded during the three and nine months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Restricted stock units	$3,348	$4,881	$11,361	$13,764
Employee stock purchase plan	377	359	987	773
Total stock-based compensation expense	$3,725	$5,240	$12,348	$14,537

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

The Company grants restricted stock units that vest over a required service period and/or achievement of certain operating performance goals. Restricted stock units granted with performance goals may also have a required service period following the achievement of all or a portion of the performance goals. The following table reflects restricted stock units, including stock awards, granted during the nine months ended June 30, 2020 and 2019:

		Time-Based	Stock	Performance-
	Total Units	Units	Grants	Based Units
Nine months ended June 30, 2020	411,967	163,390	27,007	221,570
Nine months ended June 30, 2019	792,103	330,006	38,708	423,389

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

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the nine months ended June 30, 2020:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at September 30, 2019	1,782,726	$24.63
Granted	411,967	46.52
Vested	(898,222)	26.03
Forfeited	(105,410)	34.94
Outstanding at June 30, 2020	1,191,061	36.08

The weighted average grant date fair value of restricted stock units granted during the three months ended June 30, 2020 and 2019 was $31.87 and $36.12, respectively. The weighted average grant date fair value of restricted stock units granted during the nine months ended June 30, 2020 and 2019 was $46.52 and $30.47, respectively. The fair value of restricted stock units vested during the three months ended June 30, 2020 and 2019 was $0.2 million and $3.4 million, respectively. The fair value of restricted stock units vested during the nine months ended June 30, 2020 and 2019 was $41.6 million and $34.5 million, respectively. During the nine months ended June 30, 2020 and 2019, the Company remitted $24.1 million and $15.2 million, respectively, collected from employees to satisfy their tax obligations as a result of share issuances. Such proceeds collected and remitted were insignificant during the three months ended June 30, 2020 and 2019.

As of June 30, 2020, the unrecognized compensation cost related to restricted stock units that are expected to vest is $22.9 million and will be recognized over an estimated weighted average service period of approximately 1.7 years.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan that allows its employees to purchase shares of common stock at a price equal to 85% of the fair market value of the Company’s stock at the beginning or the end of the semi-annual period, whichever is lower. There were 63,934 and 59,549 shares, respectively, purchased by employees under the employee stock purchase plan during the nine months ended June 30, 2020 and 2019.

13. Earnings per Share

The calculations of basic and diluted net income per share and basic and diluted weighted average shares outstanding are as follows for the three and nine months ended June 30, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Income from continuing operations	$13,696	$921	$36,062	$4,359
Income (loss) from discontinued operations, net of tax	—	6,333	(182)	20,731
Net income	$13,696	$7,254	$35,880	$25,090

Weighted average common shares outstanding used in computing basic earnings per share	73,759	72,188	73,473	71,903
Dilutive restricted stock units	101	282	293	410
Weighted average common shares outstanding used in computing diluted earnings per share	73,860	72,470	73,766	72,313

Basic net income per share:
Income from continuing operations	$0.19	$0.01	$0.49	$0.06
Income (loss) from discontinued operations, net of tax	—	0.09	(0.00)	0.29
Basic net income per share	$0.19	$0.10	$0.49	$0.35

Diluted net income per share:
Income from continuing operations	$0.19	$0.01	$0.49	$0.06
Income (loss) from discontinued operations, net of tax	—	0.09	(0.00)	0.29
Diluted net income per share	$0.19	$0.10	$0.49	$0.35
Dividend declared per share	$0.10	$0.10	$0.30	$0.30

During the three and nine months ended June 30, 2020, antidilutive restricted stock units of 148,085 and 162,189, respectively, were excluded from the computation of diluted earnings per share based on the treasury stock method. During the three and nine months ended June 30, 2019, antidilutive restricted stock units of 1,628 and 14,063, respectively, were excluded from the computation of diluted earnings per share based on the treasury stock method.

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

The Company transfers control of its performance obligations at a point in time or over time, depending on the nature of the product or service being provided. Revenue from contracts with customers is attributed to geographic areas based on locations in which the customer orders are placed. The Company reports financial results for two reportable segments which consist of Brooks Semiconductor Solutions Group segment and Brooks Life Sciences segment. The Company also consists of six reporting units, including three reporting units within the Brooks Semiconductor Solutions Group reportable segment and three reporting units within the Brooks Life Sciences reportable segment. The following is a reconciliation of revenue disaggregated in a manner discussed above to segment revenue for the three and nine months ended June 30, 2020 and 2019 (in thousands):

	Brooks Semiconductor	Brooks Life
	Solutions Group	Sciences	Total
Three months ended June 30, 2020
Point in time	$125,237	$27,001	$152,238
Over time	1,815	66,297	68,112
	$127,052	$93,298	$220,350

Three months ended June 30, 2019
Point in time	$115,910	$23,121	$139,031
Over time	130	64,719	64,849
	$116,040	$87,840	$203,880

Nine Months Ended June 30, 2020
Point in time	$364,720	$72,661	$437,381
Over time	6,066	207,630	213,696
	$370,786	$280,291	$651,077

Nine Months Ended June 30, 2019
Point in time	$339,537	$71,270	$410,807
Over time	2,087	168,743	170,830
	$341,624	$240,013	$581,637

The following is revenue by geographic location and reporting unit for the three and nine months ended June 30, 2020 and 2019 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Geographic Location
North America	$79,882	$88,744	$246,000	$240,796
Asia/Pacific/Other	99,415	77,275	307,969	234,388
United Kingdom	15,441	13,879	35,745	38,497
Rest of Europe	25,612	23,982	61,363	67,956
	$220,350	$203,880	$651,077	$581,637

Reporting Unit
Automation Solutions	$81,656	$77,410	$214,627	$223,531
Contamination Control Solutions	34,780	28,606	124,584	86,610
Global Semiconductor Services	10,616	10,024	31,575	31,483
Brooks Semiconductor Solutions Group	127,052	116,040	370,786	341,624
Life Science Products	30,421	28,022	91,138	86,933
Sample Repository Solutions	25,591	22,761	70,878	66,742
GENEWIZ	37,286	37,057	118,275	86,338
Brooks Life Sciences	93,298	87,840	280,291	240,013
Total	$220,350	$203,880	$651,077	$581,637

Contract Balances

Accounts Receivable, Net. Accounts receivable represent rights to consideration in exchange for products or services that have been transferred by the Company, when payment is unconditional and only the passage of time is required before payment is due. Accounts receivable do not bear interest and are recorded at the invoiced amount. The Company maintains an allowance for doubtful accounts representing its best estimate of probable credit losses related to its existing accounts receivable and their net realizable value. The Company determines the allowance for doubtful accounts based on a number of factors, including an evaluation of customer credit worthiness, the age of the outstanding receivables, economic trends and historical experience. Accounts receivable, net were $183.2 million and $165.6 million at June 30, 2020 and September 30, 2019, respectively.

Contract Assets. Contract assets represent rights to consideration in exchange for products or services that have been transferred by the Company, when payment is conditional on something other than the passage of time. These amounts typically relate to contracts within the Brooks Life Sciences segment where the right to payment is not present until completion of the contract or the achievement of specified milestones and the value of the products or services transferred exceed this constraint. Contract assets are classified as current. Contract asset balances which are included within “Prepaid expenses and other current assets” on the Company’s Consolidated Balance Sheet, were $15.5 million and $14.0 million at June 30, 2020 and September 30, 2019, respectively.

Deferred Commissions. Deferred commissions represent a direct and incremental cost of obtaining a contract. These amounts primarily relate to sales commissions within the Brooks Life Sciences segment and are deferred and amortized over a 60 month period, which represents the average period of contract performance. The Company classifies deferred commissions as noncurrent as the original amortization period of this asset is greater than one year. Deferred commissions balances are included within “Other assets” on the Company’s Consolidated Balance Sheet. Deferred commissions were $0.5 million and $0.8 million at June 30, 2020 and September 30, 2019, respectively. The Company recorded amortization expense related to deferred commissions of $0.1 million and $0.4 million, respectively for the three and nine months ended June 30, 2020.

Contract Liabilities. Contract liabilities represent the Company’s obligation to transfer products or services to a customer for which consideration has been received, or for which an amount of consideration is due from the customer. Contract assets and liabilities are reported on a net basis at the contract level, depending on the contracts position at the end of each reporting period. Contract liabilities are included within Deferred revenue on the Company’s Consolidated Balance Sheet. Contract liabilities were $31.2 million and $29.4 million at June 30, 2020 and September 30, 2019, respectively. Revenue recognized from the contract liability balance at September 30, 2019 was $19.2 million for the nine months ended June 30, 2020.

Remaining Performance Obligations. Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year and for which fulfillment of the contract has started as of the end of the reporting period. The aggregate amount of transaction consideration allocated to remaining performance obligations as of June 30, 2020 was $55.1 million. The following table summarizes when the Company expects to recognize the remaining performance obligations as revenue, the Company will recognize revenue associated with these performance obligations as transfer of control occurs (in thousands):

	As of June 30, 2020
	Less than 1 Year	Greater than 1 Year	Total
Remaining Performance Obligations	$35,213	$19,927	$55,140

Cost to Obtain and Fulfill a Contract

The Company capitalizes sales commissions when incurred if they are (i) incremental costs of obtaining a contract, (ii) expected to be recovered and (iii) have an expected amortization period that is greater than one year. As part of the Company’s cumulative effect adjustment, incremental costs associated with obtaining a contract were capitalized and have been classified as deferred commissions within the Company’s Consolidated Balance Sheet. These amounts primarily relate to sales commissions within the Brooks Life Sciences segment and are being amortized over a 60 month period, which represents the average period of contract performance. The Company did not capitalize any sales commissions during the three or nine months ended June 30, 2020 as the amount of sales commissions that qualified for capitalization during the reporting period was insignificant. Sales commissions incurred during the reporting period have been expensed as incurred. These costs are recorded within “Selling, general, and administration expenses”. The Company has concluded that none of its costs incurred in fulfillment of customer contracts meet the capitalization criteria. The Company will account for shipping and handling activities as fulfillment activities and recognize the associated expense when transfer of control of the product has transferred to the customer.

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

The following is the summary of the financial information for the Company’s reportable segments for the three and nine months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Brooks Semiconductor Solutions Group	$127,052	$116,040	$370,786	$341,624
Brooks Life Sciences	93,298	87,840	280,291	240,013
Total revenue	$220,350	$203,880	$651,077	$581,637

Operating income:
Brooks Semiconductor Solutions Group	$23,414	$20,201	$55,120	$56,367
Brooks Life Sciences	6,591	6,186	20,683	13,864
Reportable segment adjusted operating income	30,005	26,387	75,803	70,231
Amortization of completed technology	2,779	2,863	8,194	7,661
Acquisition accounting impact on inventory contracts acquired	—	—	—	184
Amortization of acquired intangible assets	7,611	6,187	23,137	18,569
Restructuring charges	(29)	256	1,125	685
Other unallocated corporate (income) expenses	545	658	(990)	7,705
Total operating income	19,099	16,423	44,337	35,427
Interest income	29	108	865	847
Interest expense	(810)	(8,041)	(2,265)	(21,348)
Loss on extinguishment of debt	—	—	—	(9,051)
Other income (expenses), net	498	(309)	(1,318)	(1,116)
Income before income taxes	$18,816	$8,181	$41,619	$4,759

		Brooks
		Semiconductor	Brooks
Assets:		Solutions Group	Life Sciences	Total
June 30, 2020		$289,873	$947,280	$1,237,153
September 30, 2019		259,641	909,154	1,168,795

The following is a reconciliation of the Company’s reportable segments’ segment assets to the corresponding amounts presented in the accompanying Consolidated Balance Sheets as of June 30, 2020 and September 30, 2019 (in thousands):

	June 30,	September 30,
	2020	2019
Segment assets	$1,237,153	$1,168,795
Cash, cash equivalents, restricted cash, and marketable securities	263,275	342,140
Deferred tax assets	3,489	5,064
Total assets	$1,503,917	$1,515,999

16. Significant Customers

The Company had one customer that accounted for 10% or more of its consolidated revenue, at 11%, during the nine months ended June 30, 2020. The Company had no customer that accounted for 10% or more of its consolidated revenue during the three months ended June 30, 2020. The Company had no customer that accounted for 10% or more of its consolidated revenue during the three and nine months ended June 30, 2019. There were no customers that accounted for more than 10% of the Company’s accounts receivable balances as of June 30, 2020 and September 30, 2019.

17. Commitments and Contingencies

Letters of Credit

As of June 30, 2020, the Company had approximately $1.2 million of letters of credit outstanding related primarily to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from the Company’s customers in the event that the product is not delivered, or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if the Company fails to meet certain contractual requirements. None of these obligations were called during the nine months ended June 30, 2020, and the Company currently does not anticipate any of these obligations to be called in the near future.

Purchase Commitments

At June 30, 2020, the Company had non-cancellable commitments of $151.3 million, including purchase orders for inventory of $111.3 million, information technology related commitments of $24.1 million, and China facility commitments of $16.0 million.

Contingencies

The Company is subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. The Company cannot predict the ultimate outcome of such legal proceedings or in certain instances provide reasonable ranges of potential losses. The Company may also have certain indemnification obligations pursuant to claims made under the definitive agreement it entered into with Edawards in connection with the Company’s sale of its semiconductor cryogenics business. See Note 3 “Discontinued Operations” for further information. However, as of the date of this report, the Company believes that none of these claims will have a material adverse effect on its consolidated financial position or results of operations. In the event of unexpected subsequent developments and given the inherent unpredictability of these matters, there can be no assurance that the Company’s assessment of any claim will reflect the ultimate outcome, and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated financial position or results of operations in particular quarterly or annual periods.

18. Subsequent Events

Dividend

On July 29, 2020, the Company’s Board of Directors declared a cash dividend of $0.10 per share payable on September 25, 2020 to common stockholders of record as of September 4, 2020. Dividends are declared at the discretion of the Company’s Board of Directors and depend on the Company’s actual cash flows from operations, its financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes principal factors affecting the results of our operations, financial condition and liquidity as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our MD&A is organized as follows:

●	Overview. This section provides a general description of our business and operating segments as well as a brief discussion and overall analysis of our business and financial performance, including key developments affecting the Company during the three and nine months ended June 30, 2020 and 2019.
●	Critical Accounting Policies and Estimates. This section discusses accounting policies and estimates that require us to exercise subjective or complex judgments in their application. We believe these accounting policies and estimates are important to understanding the assumptions and judgments incorporated in our reported financial results.
●	Results of Operations. This section provides an analysis of our financial results for the three and nine months ended June 30, 2020 compared to the three and nine months ended June 30, 2019.
●	Liquidity and Capital Resources. This section provides an analysis of our liquidity and changes in cash flows as well as a discussion of available borrowings and contractual commitments.

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

Impact of the COVID-19 Pandemic

During the COVID-19 pandemic, our facilities have remained operational with only required personnel on site, and the balance of employees working from home.  Both business segments fall within the classification of “Essential Critical Infrastructure Sector” as defined by the U.S. Department of Homeland Security and have continued operations during the COVID-19 pandemic. We have followed government guidance in each region and have implemented Centers for Disease Control and Prevention social distancing guidelines and other best practices to protect the health and safety of our employees.  In the Life Sciences business, our operations are accepting customer orders for all of their offerings and are fast tracking customer requests which support research and development and testing related to the COVID-19 virus. The Semiconductor Solutions business continues to supply critical chip manufacturing equipment and support services globally. The COVID-19 pandemic has not had a substantial impact on our financial results and a portion of this impact has been mitigated by our realignment of resources to satisfy incremental orders related to virus research.  Future impacts on the Company’s financial results will depend on multiple variables which are not fully determinable, as the full impact of the pandemic on the economy and markets which we serve is as yet unknown.  The variables are many, but fundamentally include reduced demand from the Company’s customers, the degree that the supply chain may be constrained to impact the Company’s delivery of product, the potential impact to our operations if there is a significant outbreak among our employees, as well as the amount of incremental demand caused by research and treatments in the areas of COVID-19 or related threats.

Information Related to Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “likely” or similar statements or variations of such terms. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, margins, costs, earnings, profitability, product development, demand, acceptance and market share, competitiveness, market opportunities and performance, levels of research and development, the success of our marketing, sales and service efforts, outsourced activities, operating expenses, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customers’ success, tax expenses, our management’s plans and objectives for our current and future operations and business focus, the impact of the COVID-19 pandemic, the expected benefits and other statements relating to our divestitures and acquisitions, the material weaknesses identified in our internal control over financial reporting, including the impact thereof and our remediation plan, our adoption of the newly issued accounting guidance, the levels of customer spending, general economic conditions, the sufficiency of financial resources to support future operations, and capital expenditures. Such statements are based on current expectations and involve risks, uncertainties and other factors which may cause the actual results, our performance or our achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the Risk Factors which are set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, or the 2019 Annual Report on Form 10-K, and which are incorporated herein by reference, as updated and/or supplemented in subsequent filings with the U.S. Securities and Exchange Commission, or SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence or effect of anticipated or unanticipated events. Precautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. Any additional precautionary statements made in our 2019 Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q.

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

In the semiconductor capital equipment market, equipment productivity and availability are critical factors for our customers, who typically operate equipment under demanding temperature and/or pressure environments. We are a leader in wafer handling automation and contamination controls solutions and services that are designed to improve throughput, yield, and cost of ownership of tools in semiconductor fabs. Our product offerings include vacuum and atmospheric robots, turnkey vacuum and atmospheric wafer handling systems, as well as wafer carrier cleaning and reticle storage systems. We also capture the complete life cycle of value through our global service network of expert application and field engineers who are located close to our customers. Our services include rapid refurbishment of robots to stringent specifications, upgrades to improve equipment productivity, and proactive monitoring and diagnostics for predictive risk management and improved up-time of the installed base. Although the demand for semiconductors and semiconductor manufacturing equipment is cyclical, resulting in periodic expansions and contractions, we expect the semiconductor equipment market to remain one of our principal markets as we continue making investments to maintain and grow our semiconductor product and service offerings. A majority of our research and development spending advances our current product lines and drives innovations for new product offerings. We invest in research and development initiatives within the Brooks Semiconductor Solutions Group segment to maintain continued leadership position in the markets we serve. We launched our newest Vacuum Automation platform, MagnaTran LEAP™, for the rapidly emerging advanced technologies related to manufacturing 10 nanometer and below design rule semiconductor chips. MagnaTran LEAP™ is well positioned to deliver clean, accurate and fast wafer transport for the fast-growing Deposition and Etch markets. In addition, we expect to continue to support and expand our technology and product offerings for the semiconductor market through acquisitions. In fiscal year 2018, we acquired Tec-Sem Group AG, or Tec-Sem, a Switzerland-based provider of semiconductor fabrication automation equipment with a focus on reticle management. The acquisition has enhanced our contamination controls solutions offerings.

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

Business and Financial Performance

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Results of Operations - Revenue for the three months ended June 30, 2020 increased 8% to $220.4 million, as compared to the corresponding period of the prior fiscal year. Gross margin was 42.1% for the three months ended June 30, 2020, as compared to 41.0% for the corresponding period of the prior fiscal year, an increase in gross profit of $9.3 million. Operating expenses were $73.7 million during the three months ended June 30, 2020, as compared to $67.1 million during the corresponding period of the prior fiscal year, an increase of $6.6 million. Operating income was $19.1 million during the third quarter of fiscal year 2020, as compared to $16.4 million for the corresponding period of the prior fiscal year. Income from continuing operations was $13.7 million for the third quarter of fiscal year 2020, as compared to $0.9 million for the corresponding period of the prior fiscal year.

Nine Months Ended June 30, 2020 Compared to Nine Months Ended June 30, 2019

Results of Operations - Revenue for the nine months ended June 30, 2020 increased by 12% to $651.1 million, as compared to the corresponding period of the prior fiscal year. Gross margin was 41.2% for the nine months ended June 30, 2020, as compared to 40.6% for the corresponding period of the prior fiscal year, an increase in gross profit of $31.9 million. Operating expenses were $223.7 million during the nine months ended June 30, 2020, as compared to $200.7 million during the corresponding period of the prior fiscal year, an increase of $23.0 million. Operating income was $44.3 million during the nine months ended June 30, 2020, as compared to $35.4 million for the corresponding period of the prior fiscal year. Income from continuing operations was $36.1 million for the nine months ended June 30, 2020, as compared to $4.4 million for the corresponding period of the prior fiscal year. The prior year fiscal period included a loss on extinguishment of debt of $9.1 million.

June 30, 2020 Compared to September 30, 2019

Cash Flows and Liquidity - Cash, cash equivalents, restricted cash and marketable securities were $263.3 million at June 30, 2020, as compared to $342.1 million at September 30, 2019. The decrease of $78.9 million from September 30, 2019 was comprised of cash outflows of $13.9 million from operating activities, $29.7 million for capital expenditures, $15.7 million for acquisitions, and $22.1 million for dividends. Cash outflows from operating activities was comprised of $91.5 million of cash taxes paid for the gain on the sale of the semiconductor cryogenics business and $12.1 million uses of cash from the changes in operating assets and liabilities, partially offset by $89.6 million of earnings, comprised of $35.9 million of net income and $53.7 million of adjustments to net income for non-cash items.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended June 30, 2020 Compared to Three and Nine Months Ended June 30, 2019

Revenue

We reported revenue of $220.4 million for the three months ended June 30, 2020, as compared to $203.9 million for the corresponding period of the prior fiscal year, an increase of $16.5 million, or 8%. We reported revenue of $651.1 million for the nine months ended June 30, 2020, as compared to $581.6 million for the corresponding period of the prior fiscal year, an increase of $69.4 million, or 12%. The COVID-19 pandemic has had varying impacts on our business for the three and nine months ended June 30, 2020. Further discussion of the impacts by each segment are discussed in the paragraphs below.

Our Brooks Semiconductor Solutions Group segment reported revenue of $127.1 million for the three months ended June 30, 2020, compared to $116.0 million for the corresponding period of the prior fiscal year, an increase of $11.0 million, or 9%. We reported increases in contamination control solutions revenue of $6.2 million, automation revenue of $4.2 million, and services revenue of $0.6 million. For the nine months ended June 30, 2020, our Brooks Semiconductor Solutions Group segment reported revenue of $370.8 million, as compared to $341.6 million for the corresponding period of the prior fiscal year, an increase of $29.2 million, or 9%. We reported increases in contamination control solutions revenue of $38.0 million and services revenue of $0.1 million, partially offset by a decrease in automation revenue of $8.9 million. The decrease in automation revenue is driven by lower systems revenue partially offset by higher vacuum robot revenue. The semiconductor markets are cyclical and may fluctuate significantly from quarter to quarter. Demand for our Brooks Semiconductor Solutions Group products and services is affected by these cycles and a prolonged effect of the COVID-19 pandemic could negatively impact demand for our products and services in this segment. To date, we have experienced some disruption in our supply chain as a result of the COVID-19 pandemic, which has constrained our ability to ship some of the orders in our backlog. However, we do not believe that COVID-19 pandemic has impacted our bookings or demand for our products.

Our Brooks Life Sciences segment reported revenue of $93.3 million for the three months ended June 30, 2020, as compared to $87.8 million for the corresponding period of the prior fiscal year, an increase of $5.5 million, or 6%. We reported increases in Life Sciences Products revenue of $2.4 million, driven by higher sales of consumables and instruments, which delivered record revenue levels driven by COVID-19 related demand, partially offset by lower automation systems revenue, which experienced schedule delays in the installation of large stores due to COVID-19. We reported increases in Sample Repository Solutions revenue of $2.8 million primarily driven by informatics revenue and genomic services. Informatics revenue included $1.9 million from product lines that we acquired in February 2020 in connection with the purchase of RURO in February 2020. We reported increases in GENEWIZ revenue of $0.2 million driven by higher gene synthesis services, partially offset by lower Sanger sequencing revenue, which was impacted by academic and institutional delays in non-essential research projects. For the nine months ended June 30, 2020, our Brooks Life Sciences segment reported revenue of $280.3 million, as compared to $240.0 million for the corresponding period of the prior fiscal year, an increase of $40.3 million or 17%. We reported increases of $31.9 million from GENEWIZ, which is composed of $20.0 million of revenue from the additional months of ownership for the nine months ended June 30, 2020, compared to the nine months ended June 30, 2019, and $11.9 million from organic growth. Revenue from our Life Sciences Products business increased $4.2 million, driven by consumables and instruments and B3 cryo systems, offset by a decline in automated systems due to COVID-19 related delays in store installations as noted above. We reported increases in Sample Repository Services revenue of $3.8 million. The increase was primarily driven by Informatics, which included $2.3 million of revenue from product lines acquired in connection with the purchase of RURO in February 2020, storage revenue, and genomic services. The increases were offset by declines in transportation revenue. We estimated the impact of the COVID-19 pandemic on our revenue for the three and nine months ended June 30, 2020, were net reductions of revenue of approximately $11 million and $14 million, respectively.  The impact of the COVID-19 pandemic on our revenue is primarily attributable to a slow-down in the marketplace, reflecting the absence of a portion of the workforces within our customers.  This slow-down was first present in the China market in the early part of the second quarter ended March 31, 2020 and began surfacing in the rest of the world in the latter part of March 2020.  Partially offsetting these declines, we have experienced an increase in demand for gene synthesis services and consumables and instruments, in support of numerous activities including research and development in the areas of virus detection and vaccines.

Revenue generated outside the United States was $141.3 million, or 64% of total revenue, for the three months ended June 30, 2020, as compared to $115.7 million, or 57% of total revenue, for the corresponding period of the prior fiscal year. Revenue generated outside the United States was $407.2 million, or 63% of total revenue, for the nine months ended June 30, 2020, as compared to $342.4 million, or 59% of total revenue, for the corresponding period of the prior fiscal year. We had one customer that accounted for more than 10% of our consolidated revenue for the nine months ended June 30, 2020. We had no customer that accounted for more than 10% of our consolidated revenue for the three months ended June 30, 2020. We had no customer that accounted for more than 10% of our consolidated revenue in either of the three and nine months ended June 30, 2019.

Operating Income

We reported operating income of $19.1 million for the three months ended June 30, 2020, as compared to $16.4 million for the three months ended June 30, 2019. The increase of 16% was driven by higher gross profit of $9.3 million, partially offset by an increase in operating expenses of $6.6 million. Within operating expenses, selling, general, and administrative expenses increased $7.1 million while research and development expenses and restructuring expenses decreased $0.2 million and $0.3 million, respectively. During the nine months ended June 30, 2020, we reported operating income of $44.3 million, as compared to $35.4 million for the corresponding period of the prior fiscal year. The increase of 25% was driven by higher gross profit of $31.9 million, partially offset by an increase in operating expenses of $23.0 million. Within operating expenses, selling, general, and administrative expenses increased $20.4 million, research and development expenses increased $2.2 million and restructuring expenses decreased $0.3 million. The drivers of the changes in gross profit, research and development, and selling, general and administrative expenses for the periods presented are discussed in further detail below.

Operating income for our Brooks Semiconductor Solutions Group segment was $22.7 million for the three months ended June 30, 2020, as compared to $19.3 million for the corresponding period of the prior fiscal year. Operating income for the three months ended June 30, 2020 included $0.7 million of charges for amortization related to completed technology, as compared to $0.9 million incurred during the corresponding period of the prior fiscal year. Adjusted operating income for our Brooks Semiconductor Solutions Group segment, which excludes the charges mentioned above, was $23.4 million for the three months ended June 30, 2020, as compared to $20.2 million for the corresponding period of the prior fiscal year. Operating income for our Brooks Semiconductor Solutions Group segment was $52.9 million for the nine months ended June 30, 2020, as compared to $53.5 million for the corresponding period of prior fiscal year. Operating income for the nine months ended June 30, 2020 included $2.2 million of charges for amortization related to completed technology, as compared to $2.7 million incurred during the corresponding period of the prior fiscal year. The nine months ended June 30, 2019 also includes inventory step-up charges of $0.2 million. Adjusted operating income for our Brooks Semiconductor Solutions Group segment, which excludes the charges mentioned above, was $55.1 million for the nine months ended June 30, 2020, compared to $56.4 million for the corresponding period of the prior fiscal year. Please refer to Note 15, “Segment Information”.

Operating income for our Brooks Life Sciences segment was $4.2 million for the three months ended June 30, 2020, as compared to $4.2 million for the corresponding period of the prior fiscal year. Operating income for our Brooks Life Sciences segment includes charges for amortization related to completed technology of $2.1 million and $2.0 million for the three months ended June 30, 2020 and 2019, respectively. Adjusted operating income for our Brooks Life Sciences segment, which excludes the charges mentioned above, was $6.6 million for the three months ended June 30, 2020, as compared to $6.2 million for the corresponding period of the prior fiscal year. During the nine months ended June 30, 2020, operating income for our Brooks Life Sciences segment was $14.4 million, as compared to $8.9 million for the corresponding period of the prior fiscal year. Operating income for our Brooks Life Sciences segment includes charges for amortization related to completed technology of $6.3 million and $4.9 million for the nine months ended June 30, 2020 and 2019, respectively. Adjusted operating income for our Brooks Life Sciences segment, which excludes the charges mentioned above, was $20.7 million for the nine months ended June 30, 2020, as compared to $13.9 million the corresponding period of the prior fiscal year. Please refer to Note 15, “Segment Information”. We estimate that the impact of the COVID-19 pandemic on the Brooks Life Sciences operating income was a net reduction of approximately $6 million and $8 million, respectively, during the three and nine months ended June 30, 2020. The reduction was primarily driven by the net revenue impacts to the Life Sciences segment noted above and temporary premiums we elected to pay our labor-force that worked at our sites around the world. Offsetting these impacts were government subsidies that we received in China related to rent and payroll benefits, as well as, lower expenses related to travel and trade shows.

Gross Margin

We reported gross margins of 42.1% for the three months ended June 30, 2020, as compared to 41.0% for the corresponding period of the prior fiscal year. Gross margin increased in the Brooks Life Sciences segment by 1.1 percentage points and in the Brooks Semiconductor Solutions Group segment by 1.2 percentage points for the third quarter of fiscal year 2020, as compared to the corresponding period of the prior fiscal year. Cost of revenue for the three months ended June 30, 2020, included $2.8 million of charges related to amortization of completed technology, as compared to $2.9 million during the corresponding period of the prior fiscal year, and $0.3 million of restructuring related charges for the impairment of software assets. Excluding these charges, margins expanded 1.1 percentage point during the three months ended June 30, 2020, as compared to the corresponding period of the prior fiscal year. During the nine months ended June 30, 2020, we reported gross margins of 41.2%, as compared to 40.6% for the corresponding period of the prior fiscal year. Gross margin increased in the Brooks Life Sciences segment by 2.4 percentage points and decreased in the Brooks Semiconductor Solutions Group segment by 0.8 percentage points in the nine months ended June 30, 2020, as compared to the corresponding period of the prior fiscal year. Cost of revenue for the nine months ended June 30, 2020, included $8.2 million of charges related to amortization of completed technology, as compared to $7.7 million during the corresponding period of the prior fiscal year, and $0.3 million of restructuring related charges for the impairment of software assets. The results for the nine months ended June 30, 2019 included $0.2 million of charges related to the inventory step-up in purchase accounting. Excluding the amortization of completed technology, the restructuring related charges and inventory step-up charges, margins expanded 0.5 percentage points during the nine months ended June 30, 2020, as compared to the corresponding period of the prior fiscal year.

Our Brooks Semiconductor Solutions Group segment reported gross margins of 42.1% for the three months ended June 30, 2020, as compared to 40.9% for the corresponding period of the prior fiscal year. The increase of 1.2 percentage points was driven by volume leverage and lower warranty costs, partially offset by unfavorable product mix. Cost of revenue for the three months ended June 30, 2020 included $0.7 million of charges for amortization related to completed technology, as compared to $0.9 million incurred during the corresponding period of the prior fiscal year. Excluding the impact of the amortization of completed technology, gross margins declined 1.0 percentage points during the three months ended June 30, 2020, as compared to the corresponding period of the prior fiscal year. During the nine months ended June 30, 2020, our Brooks Semiconductor Solutions Group segment reported gross margins of 40.0%, as compared to 40.8% for the corresponding period of the prior fiscal year. The decrease in gross margin percentage of 0.8 percentage points was primarily driven by product mix. Cost of revenue for the nine months ended June 30, 2020 included $2.2 million of charges for amortization related to completed technology, as compared to $2.7 million incurred during the corresponding period of the prior fiscal year. The results for the nine months ended June 30, 2019 also included $0.2 million of charges related to the inventory step-up in purchase accounting. There were no such charges in the corresponding fiscal 2020 period. Excluding the impact of the amortization of completed technology and the charges related to the inventory step-up, gross margins declined 1.0 percentage points during the nine months ended June 30, 2020, as compared to the corresponding period of the prior fiscal year.

Our Brooks Life Sciences segment reported gross margins of 42.1% for the three months ended June 30, 2020, as compared to 41.0% for the corresponding period of the prior fiscal year. Cost of revenue for the three months ended June 30, 2020 included $2.1 million of charges for amortization related to completed technology, as compared to $2.0 million incurred during the corresponding period of the prior fiscal year, and $0.3 million of restructuring related charges for the impairment of software assets. Excluding the impact of the amortization of completed technology and the restructuring related charges, margins expanded 1.4 percentage points during the three months ended June 30, 2020, as compared to the corresponding period of the prior fiscal year. During the nine months ended June 30, 2020, our Brooks Life Sciences segment reported gross margins of 42.7%, as compared to 40.3% for the corresponding period of the prior fiscal year. The improvement in gross margin for the three and nine months ended June 30, 2020, compared to the same period in the prior year, was primarily driven by the Life Science Products reporting unit, as a result of improved cost performance and volume leverage. Cost of revenue for the nine months ended June 30, 2020 included $6.0 million of charges for amortization related to completed technology, as compared to $4.9 million incurred during the corresponding period of the prior fiscal year, and $0.3 million of restructuring related charges for the impairment of software. Excluding the impact of the amortization of completed technology, and the restructuring related charges, margins expanded 2.6 percentage points during the nine months ended June 30, 2020, as compared to the corresponding period of the prior fiscal year.

Research and Development

Research and development expenses were $14.0 million and $43.7 million, respectively, during the three and nine months ended June 30, 2020, as compared to $14.2 million and $41.5 million, respectively, during the corresponding periods of the prior fiscal year. The decrease of $0.2 million during the third quarter of fiscal year 2020 as compared to the corresponding period of fiscal year 2019 reflects lower expense of $0.3 million within the Brooks Semiconductor Solutions Group segment, partially offset by a $0.1 million increase within the Brooks Life Sciences segment. The increase of $2.2 million during the nine months ended June 30, 2020 as compared to the corresponding period of fiscal year 2019 reflects higher expense of $1.9 million within the Brooks Semiconductor Solutions Group segment and a $0.3 million increase within the Brooks Life Sciences segment.

Research and development expenses in our Brooks Semiconductor Solutions Group segment were $9.6 million and $30.6 million, respectively, during the three and nine months ended June 30, 2020, as compared to $9.9 million and $28.6 million, respectively, during the corresponding periods of the prior fiscal year. The decrease in research and development expenses for the three months ended June 30, 2020 compared to the corresponding period of the prior year was driven by lower travel costs, partially offset by higher payroll costs. The increase in research and development expenses during the nine months ended June 30, 2020 over the corresponding prior period were primarily attributable to increased employee related costs and outside services.

Research and development expenses in our Brooks Life Sciences segment were $4.4 million and $13.2 million, respectively, during the three and nine months ended June 30, 2020, as compared to $4.3 million and $12.9 million, respectively, during the corresponding periods of the prior fiscal year. The increase in research and development costs for the three months ended June 30, 2020 compared to the prior year period was due to expense structure added in connection with the acquisition of RURO of $0.3 million, partially offset by lower employee related costs. The nine months ended June 30, 2020 included an incremental $1.1 million of costs related to GENEWIZ which was acquired in November of 2018 and an additional $0.4 million of costs related to RURO. These increases were partially offset by lower project spending, outside services and travel expenses.

Selling, General and Administrative

Selling, general and administrative expenses were $59.7 million and $178.9 million, respectively, during the three and nine months ended June 30, 2020, as compared to $52.6 million and $158.5 million, respectively, during the corresponding periods of the prior fiscal year. During the three months ended June 30, 2020, the increase of $7.1 million was due to increased expenses of $3.1 million within the Brooks Life Sciences segment and increased expenses of $3.0 million within the Brooks Semiconductor Solutions Group segment and $1.0 million of unallocated corporate related expenses.  During the nine months ended June 30, 2020, the increase of $20.4 million was due to increased expenses of $17.2 million within the Brooks Life Sciences segment and increased expenses of $7.6 million within the Brooks Semiconductor Solutions Group segment, partially offset by a reduction in corporate related expenses of $4.4 million.  The reduction in unallocated corporate related expenses was primarily attributed to a decrease in net merger and acquisition costs, partially offset by increased amortization expense.

Selling, general, and administrative expenses in our Brooks Semiconductor Solutions Group segment were $21.2 million and $65.0 million, respectively, for the three and nine months ended June 30, 2020, as compared to $18.2 million and $57.3 million, respectively, for the corresponding periods of the prior fiscal year. The increase of $3.0 million and $7.6 million for the three and nine months ended June 30, 2020 is primarily related to higher corporate allocated costs, driven by higher audit, legal, and IT costs.

Selling, general, and administrative expenses in our Brooks Life Sciences segment were $30.6 million and $92.1 million, respectively, for the three and nine months ended June 30, 2020, compared to $27.5 million and $74.9 million, respectively, for the corresponding periods of the prior fiscal year.  The increase for the three months ended June 30, 2020 was driven by increased bad debt expense, payroll primarily related to our investment in GENEWIZ, and $0.3 million of expense structure added with the acquisition of RURO.  These increases were partially offset by lower travel expenses and expense structure reductions realized from the restructuring actions taken in Sample Management during 2019 and 2020.  The increase for the nine months ended June 30, 2020, was primarily related to increases from GENEWIZ which consisted of $5.1 million due to the additional time under ownership during the nine months ended June 30, 2020 compared to the corresponding period of the prior fiscal year, and $1.6 million driven by the investment in selling, general, and administrative structure to support its growth.   The increase was also driven by higher corporate allocated costs due to higher audit, legal, and IT costs, and $0.4 million of expense from RURO, acquired in February of 2020. These increases were partially offset by expense structure reductions realized from the restructuring actions taken in Sample Management during 2019 and 2020.

Restructuring Charges

We recorded restructuring charges of $0 and $1.1 million, respectively, during the three and nine months ended June 30, 2020, as compared to $0.3 million and $0.7 million, respectively, during the corresponding periods in the prior year. Cost savings realized during the three months ended June 30, 2020 included $1.1 million related to actions to reduce costs within the Brooks Life Sciences segment. Restructuring charges for the nine months ended June 30, 2020 consisted of $0.6 million related to corporate restructuring actions and $0.6 million in the Brooks Life Sciences segment related to the action initiated in the fourth quarter of fiscal year 2019 to eliminate costs within the segment’s Sample Management business. Cost savings realized during the nine months ended June 30, 2020 related to these actions were $2.6 million in Brooks Life Sciences segment.

Non-Operating Income (Expenses)

Interest income - During the three and nine months ended June 30, 2020, we recorded interest income of less than $0.1 million and $0.9 million, respectively, as compared to $0.1 million and $0.8 million, respectively, during the corresponding periods of the prior fiscal year.

Interest expense - During the three and nine months ended June 30, 2020, we recorded interest expense of $0.8 million and $2.2 million, respectively, as compared to $8.0 million and $21.3 million, respectively, during corresponding periods of the prior fiscal year. The decrease in interest expense in the current periods compared to the three and nine months ended June 30, 2019 is due to carrying less debt in the current period. We extinguished $495.3 million of debt during the fourth quarter of fiscal year 2019.

Loss on extinguishment of debt - During the nine months ended June 30, 2019, we recorded a loss on extinguishment of debt of $9.1 million in connection with the syndication of the $350.0 million term loan secured during the first quarter of fiscal 2019.  The syndication to a new group of lenders during the second quarter of fiscal 2019 met the criteria of a debt extinguishment and therefore the amortization of the deferred financing costs associated with the origination of the loan was accelerated and recorded as a loss on extinguishment of debt on our statement of operations.

Other income (expenses), net - During the three months ended June 30, 2020, we recorded other income, net of $0.5 million compared to other expense, net of $0.3 million in the corresponding period of the prior year. The current period included a reduction in foreign currency exchange losses as compared to the prior year period. During the nine months ended June 30, 2020 and 2019, we recorded other expense, net of $1.3 million and $1.1 million, respectively. The increase in other expense, net for the nine months ended June 30, 2020 as compared to the corresponding prior year period was related to an increase in foreign currency exchange losses.

Income Tax Provision

We recorded an income tax provision of $5.1 million and $5.6 million, respectively, during the three and nine months ended June 30, 2020. The tax expense for the three months ended June 30, 2020 was primarily driven by the provision on earnings from operations during the period. The tax provision for the nine months ended June 30, 2020 was primarily driven by the provision on earnings from operations during the period, which was offset by a $6.1 million discrete stock compensation windfall benefit for tax deductions that exceeded the associated compensation expense in prior quarters and a discrete benefit of $0.5 million from a reduction of deferred tax liabilities related to the extension of a tax rate incentive in China.

We recorded an income tax expense of $7.3 million and $0.4 million, respectively, during the three and nine months ended June 30, 2019. The tax expense for the three months ended June 30, 2019 was primarily driven by a $4.3 million discrete expense resulting from a change to the U.S. tax regulations issued during the quarter related to the transition tax and the provision on current earnings. This expense was partially offset by a discrete benefit for stock compensation windfalls of $0.4 million for tax deductions that exceeded the associated compensation expense and a $0.3 million reversal of an unrecognized tax benefit upon the closing of an audit. The tax expense for the nine months ended June 30, 2019 was primarily driven by a $3.2 million expense upon completion of the accounting for the U.S. transition tax and the provision on current earnings. These items were partially offset by discrete benefits related to stock compensation windfalls of $4.5 million for tax deductions that exceeded the associated compensation expense and $1.4 million of tax benefits related to the remeasurement of net U.S. deferred tax assets due to state tax rate changes.

Discontinued Operations

On July 1, 2019, we completed the sale of the semiconductor cryogenics business which we include as a discontinued operation. We generated a net loss from discontinued operations of $0.2 million for the nine months ended June 30, 2020 related to our semiconductor cryogenics business. We did not record income or loss related to our semiconductor cryogenics business for the three months ended June 30, 2020. We generated revenue and net income from discontinued operations of $34.5 million and $6.3 million, respectively, for the three months ended June 30, 2019 related to our semiconductor cryogenics business. We generated revenue and net income from discontinued operations of $109.5 million and $20.7 million, respectively, for the nine months ended June 30, 2019 related to our semiconductor cryogenics business. The net income includes income from the Ulvac Cryogenics, Inc. joint venture during the fiscal 2019 periods. The income from discontinued operations only includes direct operating expenses incurred that (1) are clearly identifiable as costs being disposed of upon completion of the sale and (2) will not be continued by the Company on an ongoing basis. Indirect expenses which supported the semiconductor cryogenics business, and which will remain as part of the continuing operations, are not reflected in income from discontinued operations.

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

Overview of Cash Flows and Liquidity

Our cash, cash equivalents and marketable securities as of June 30, 2020 and September 30, 2019 consist of the following (in thousands):

	June 30, 2020	September 30, 2019
Cash and cash equivalents	$256,633	$301,642
Restricted cash	3,567	3,529
Short-term marketable securities	136	34,124
Long-term marketable securities	2,939	2,845
	$263,275	$342,140

Our cash is held in numerous locations throughout the world. As of June 30, 2020, we had cash and cash equivalents of $263.3 million, of which $217.1 million was held outside of the United States. If these funds are needed for our U.S. operations, we would need to repatriate these funds. As a result of recent changes in U.S. tax legislation, any repatriation in the future would likely not result in further U.S. federal income tax. Our intent is to reinvest these funds outside of the United States and our current operating plans do not demonstrate a need to repatriate these funds for our U.S. operations. As of June 30, 2020, and September 30, 2019, we had marketable securities of $3.1 million and $37.0 million, respectively. Our marketable securities are generally readily convertible to cash without an adverse impact.

Nine Months Ended June 30, 2020 Compared to Nine Months Ended June 30, 2019

Overview

Cash, cash equivalents, restricted cash and marketable securities were $263.3 million at June 30, 2020, as compared to $342.1 million at September 30, 2019. The decrease of $78.9 million from September 30, 2019 was comprised of cash outflows of $13.9 million from operating activities, $29.7 million for capital expenditures, $15.7 million for acquisitions, and $22.1 million for dividends. Cash outflows from operating activities was comprised of $91.5 million of cash taxes paid for the gain on the sale of the semiconductor cryogenics business and $12.1 million uses of cash from the changes in operating assets and liabilities, partially offset by $89.6 million of earnings, comprised of $35.9 million of net income and $53.7 million of adjustments to net income for non-cash items.

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as earnings, working capital needs and the timing of payments for income taxes, restructuring activities and other operating charges impact reported cash flows.

Cash used in operating activities was $13.9 million during the nine months ended June 30, 2020, comprised primarily of $91.5 million of cash taxes paid for the gain on the sale of the semiconductor cryogenics business and a use of cash of $12.1 million related to changes in our operating assets and liabilities partially offset by $89.6 million of earnings, comprised of $35.9 million of net income and $53.7 million of adjustments to net income for non-cash items. The changes in operating assets and liabilities that resulted in a use of cash consisted primarily of an increase in inventory levels. These uses of cash were partially offset by an increase in accounts payable and decreased prepaid expenses and other assets. Cash provided by operating activities was $58.2 million during the nine months ended June 30, 2019, comprised primarily of earnings of $76.6 million, including net income of $25.1 million and the impact of non-cash related charges of $51.5 million. Partially offsetting these items were the uses of cash of $18.4 million related to the changes in our operating assets and liabilities.

Investing Activities

Cash flows used in investing activities consist primarily of cash used for acquisitions, capital expenditures and purchases of marketable securities as well as cash proceeds generated from sales and maturities of marketable securities.

Cash used in investing activities was $12.6 million during the nine months ended June 30, 2020. Cash used in investing activities during the nine months ended June 30, 2020 included cash outflows for capital expenditures of $29.7 million, $15.7 million for the acquisition of RURO, and $10.8 million for the purchases of marketable securities. These outflows were partially offset by cash inflows from the maturities and sales of marketable securities of $44.7 million. Cash used in investing activities of $408.1 million during the nine months ended June 30, 2019 included cash outflow of $442.7 million for the acquisition of GENEWIZ, $15.5 million of capital expenditures and $1.3 million for the purchases of marketable securities, partially offset by cash inflows from the proceeds of sales and maturities of marketable securities of $51.5 million.

Financing Activities

Cash outflows for financing activities was $21.6 million during the nine months ended June 30, 2020. Cash outflows for financing activities during the nine months ended June 30, 2020 included cash outflows for cash dividend payments of $22.1 million. Cash provided by financing activities was $309.8 million during the nine months ended June 30, 2019. Cash provided by financing activities during the nine months ended June 30, 2019 included net cash inflows of $331.4 million primarily related to net proceeds from the incremental term loan secured in November 2018 and the syndication of the incremental term loan in February 2019, partially offset by cash dividend payments of $21.7 million.

China Facility

In April 2019, we committed to construct a facility in Suzhou China, to consolidate the Suzhou operations of the GENEWIZ business and provide an infrastructure to support future growth.  The facility will be constructed in two phases.  We expect to incur $50.0 to $55.0 million of capital expenditures related to this facility over the next five years, of which up to $10.0 million is expected to be incurred during 2020. We have incurred $6.2 million of capital expenditures to date related to the construction of the facility, which includes $3.2 million and $5.5 million for the three and nine months ended June 30, 2020.

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

The credit agreement, as amended, contains certain customary representations and warranties, covenants and events of default. As of June 30, 2020, we were in compliance with all covenants and conditions under the credit agreement, as amended.

In connection with our acquisition of GENEWIZ in November 2018, we assumed three five-year term loans and two one-year term loans. At June 30, 2020, we had an aggregate outstanding principal balance of $0.8 million under the three five-year term loans. The two one-year short term loans matured and were repaid in full as of September 30, 2019.

At June 30, 2020, the aggregate outstanding principal balance of all of the outstanding term loans was $50.4 million, excluding unamortized deferred financing costs of $0.4 million. Borrowings under the term loans bear variable interest rates. As a result, we may experience exposure to interest rate risk due to the potential volatility associated with the variable interest rates on the term loans. If rates increase, we may be subject to higher costs of servicing the loans which could reduce our profitability and cash flows. During the nine months ended June 30, 2020, the weighted average stated interest rate on the term loans was 4.3%. During the nine months ended June 30, 2020, we incurred aggregate interest expense of $1.8 million on the term loans, including $0.2 million of deferred financing costs amortization. Our debt service requirements are expected to be funded through our existing sources of liquidity and operating cash flows.

Line of Credit

Facility

We maintain a revolving line of credit under a credit agreement with Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. that provides for a revolving credit facility of up to $75.0 million, subject to borrowing base availability, as defined in the credit agreement. The line of credit matures on October 4, 2022. The proceeds from the line of credit are available for permitted acquisitions and general corporate purposes.

As of June 30, 2020, we had approximately $39.6 million available for borrowing under the line of credit. There were no amounts outstanding pursuant to the line of credit as of June 30, 2020. The amount of funds available for borrowing under the credit agreement may fluctuate each period based on our borrowing base availability. The credit agreement contains certain customary representations and warranties, a financial covenant, affirmative and negative covenants, as well as events of default. We were in compliance with the credit agreement as of June 30, 2020. Although we believe we will be able to generate sufficient cash in the United States and foreign jurisdictions to fund future operating costs, we secured the revolving line of credit as an additional assurance for maintaining liquidity in the United States during potentially severe downturns of the cyclical semiconductor market, and for strategic investments or acquisitions.

Dividends

On July 29, 2020, the Company’s Board of Directors declared a cash dividend of $0.10 per share payable on September 25, 2020 to common stockholders of record as of September 4, 2020. Dividends are declared at the discretion of our Board of Directors and depend on actual cash flow from operations, our financial condition, debt service and capital requirements, and any other factors our Board of Directors may consider relevant. We intend to pay quarterly cash dividends in the future; however, the amount and timing of these dividends may be impacted by the cyclical nature of certain markets we serve or the impact of the COVID-19 pandemic. We may reduce, delay or cancel a quarterly cash dividend based on the severity of a cyclical downturn or if the effects of the COVID-19 pandemic are prolonged.

Share Repurchase Program

On September 29, 2015, our Board of Directors approved a share repurchase program for up to $50.0 million worth of our common stock. The timing and amount of any shares repurchased will be based on market and business conditions, legal requirements and other factors and repurchases may be commenced or suspended at any time at our discretion. There were no shares repurchased under this program during the nine months ended June 30, 2020 and there have been no shares repurchased under this program since its inception.

Contractual Obligations and Requirements

At June 30, 2020, the Company had non-cancellable commitments of $151.3 million, including purchase orders for inventory of $111.3 million, information technology related commitments of $24.1 million, and China facility commitments of $16.0 million.

At June 30, 2020, we had approximately $1.2 million of letters of credit outstanding related primarily to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from our customers in the event that the product is not delivered, or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if we fail to meet certain contractual requirements. None of these obligations were called during the nine months ended June 30, 2020, and we currently do not anticipate any of these obligations to be called in the near future.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including fluctuations in foreign currency exchange rates and changes in interest rates affecting interest payments on our term loan and investment return on our cash, cash equivalents and marketable securities.

Interest Rate Exposure

Our term loans bear variable interest rates which subject us to interest rate risk. Our primary interest rate risk exposure results from changes in the short-term LIBOR rate, the federal funds effective rate and the prime rate. During the nine months ended June 30, 2020, the weighted average stated interest rate on the term loans was 4.3%. At June 30, 2020, the outstanding term loans principal balance was $50.4 million, net of unamortized deferred financing costs of $0.4 million. During the nine months ended June 30, 2020, we incurred cash interest expense of $1.7 million on the term loans. A hypothetical 100 basis point change in interest rates would result in a $0.4 million change in interest expense incurred during the nine months ended June 30, 2020.

Our cash and cash equivalents consist principally of money market securities that are short-term in nature. At June 30, 2020, our total short-term and long-term investments were $3.1 million, consisting mostly of highly rated corporate debt securities and other debt securities. At June 30, 2020, we had no securities in an unrealized loss position. A hypothetical 100 basis point change in interest rates would result in an insignificant increase in interest income earned during the nine months ended June 30, 2020.

Currency Rate Exposure

We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were approximately 39% and 35% of our total sales, respectively, during the nine months ended June 30,

2020 and 2019. These sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.

In the normal course of our business, we have liquid assets denominated in non-functional currencies which include cash, short-term advances between our legal entities and accounts receivable which are subject to foreign currency exposure. Such balances were approximately $137.6 million and $117.7 million, respectively, at June 30, 2020 and September 30, 2019, and related to the Euro, British Pound and a variety of Asian currencies. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to mitigate our exposures to currency movement. We incurred foreign currency losses of $2.8 million and $1.1 million, respectively, during the nine months ended June 30, 2020 and 2019, which related to the currency fluctuation on these balances between the time the transaction occurred and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at June 30, 2020 and 2019 would result in an approximate change of less than $0.1 million and $1.6 million, respectively, in our net income during the nine months ended June 30, 2020 and 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that because of the material weakness identified in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of June 30, 2020 the end of the period covered by this Quarterly Report on Form 10-Q.

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We previously disclosed in our 2019 Annual Report on Form 10-K, the following control deficiencies, that constitute material weaknesses in our internal control over financial reporting:

●	We did not maintain effective controls related to the accuracy of revenue recorded at a business unit within our Brooks Life Sciences segment. Specifically, we did not maintain effective controls to verify the accuracy of the price and quantity data for customer transactions entered into the business unit’s billing system, and to verify that the invoices generated from the billing system were based on the appropriate amounts. These control deficiencies resulted in immaterial misstatements and subsequent immaterial adjustments to revenue and related accounts and disclosures in the interim and annual consolidated financial statements for the years ended September 30, 2019, 2018 and 2017.
●	We did not design and maintain effective controls related to the occurrence and cutoff of revenue on products shipped to customers from contract manufacturers for a business unit within our Brooks Semiconductor Solutions Group segment. Specifically, we did not design and maintain effective controls to verify that revenue from product shipments from contract manufacturers in this business unit were evaluated for proper revenue recognition at the point of transfer of control. Management determined that this control deficiency resulted in an immaterial audit adjustment related to the revenue, cost of sales and the corresponding balance sheet accounts of our consolidated financial statements for the fiscal year ended September 30, 2019.

Remediation of Prior Material Weakness

To address the material weakness related to the business unit within our Brooks Semiconductor Solutions Group segment noted above, during the quarter ended December 31, 2019, we designed and implemented a new control to verify that product shipments from contract manufacturers are reviewed for proper revenue recognition at the point of transfer of control. We also initiated employee training with respect to these procedures. Based upon the actions taken, as well as the testing and evaluation of the design and operating effectiveness of the new control, we concluded that the material weakness relating to the occurrence and cutoff of revenue on products shipped from contract manufacturers was remediated as of March 31, 2020.

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

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts discussed above under “Remediation Efforts and Status of Remaining Material Weakness”, there were no changes in internal control over financial reporting during the fiscal third quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under Item 1A. Risk Factors in our 2019 Annual Report on Form 10-K as updated and/or supplemented in our subsequent Quarterly Reports on Form 10-Q. There have been no material changes from the risk factors disclosed in our 2019 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, other than updates to the risk factors set forth below.

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

While the disruptions and restrictions on the ability to travel, quarantines and other measures taken as a result of the COVID-19 pandemic are expected to be temporary, the duration of any of these measures, and related financial impact, cannot be estimated at this time. Should these measures continue for an extended period of time, the impact on our supply chain and customers could have a material adverse effect on our results of operations and cash flows. Further, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets and an economic downturn that may affect demand for our products and services, reduce our ability to access capital or our customers’ ability to pay us for past or future purchases, impact our operating results, and have a negative impact on our liquidity and stock price. In addition, an extended recession or an additional financial market correction resulting from the spread of COVID-19 could decrease overall technology manufacturing spending, adversely affecting demand for our products and services, in particular in the Brooks Semiconductor Solutions Group segment, our business and the value of our common stock. The global pandemic of COVID-19 continues to rapidly evolve, and we will continue to monitor the COVID-19 situation closely.  Although the magnitude of the impact of the pandemic on our business and operations remains uncertain, the continued spread of COVID-19 or the occurrence of other outbreaks of contagious diseases could adversely impact our business, financial condition, operating results and cash flows.

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

101

The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets; (ii) the unaudited Consolidated Statements of Operations; (iii) the unaudited Consolidated Statements of Comprehensive Income; (iv) the unaudited Consolidated Statements of Cash Flows; (v) the unaudited Consolidated Statements of Changes in Equity; and (vi) the Notes to the unaudited Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded in the iXBRL document.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

Date: July 31, 2020	/s/ Lindon G. Robertson
Lindon G. Robertson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 31, 2020	/s/ David Pietrantoni
David Pietrantoni
Vice President-Finance and Corporate Controller
(Principal Accounting Officer)