Form 10-K
period 2020-09-30
Brooks Automation, Inc.
filed 2020-11-18
CIK 933974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended September 30, 2020
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes  ☐         No  ☑

The aggregate market value of the registrant’s Common Stock, $0.01 par value, held by non-affiliates of the registrant as of March 31, 2020, was approximately $1,641,753,726 based on the closing price per share of $30.50 on March 31, 2020 on the Nasdaq Stock Market. As of March 31, 2020, 73,752,753 shares of the registrant’s Common Stock, $0.01 par value, were outstanding. As of November 5, 2020, 73,831,841 shares of the registrant’s Common Stock, $0.01, par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Report.

BROOKS AUTOMATION, INC.

Information Relating to Forward-Looking Statements

Certain statements in this Form 10-K constitute forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “we believe,” “we estimate,” “we expect,” “may,” “should,” “could,” “intend,” “likely,” and other future-oriented terms. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, margins, costs, earnings, profitability, product development, demand, acceptance and market share, competitiveness, market opportunities and performance, levels of research and development, or R&D, the success of our marketing, sales and service efforts, outsourced activities, operating expenses, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customers’ success, tax expenses, our management’s plans and objectives for our current and future operations and business focus, the impact of the COVID 19 pandemic, the expected benefits and other statements relating to our divestures and acquisitions, the material weaknesses identified in our internal control over financial reporting, including the impact thereof and our remediation plan, our adoption of newly issued accounting guidance, the levels of customer spending, general economic conditions, the sufficiency of financial resources to support future operations, and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including without limitation those discussed within Item 1A, “Risk Factors” and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission, or SEC, such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results, performance or achievements to differ materially from those expressed in this report and in ways we cannot readily foresee. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release revisions to these forward-looking statements, to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events. Precautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear in this report.

Unless the context indicates otherwise, references in this report to “we”, “us”, “our” and other similar references mean Brooks Automation, Inc. and its consolidated subsidiaries.

PART I

Item 1.    Business

Overview

We are a leading global provider of manufacturing automation solutions for the semiconductor industry, and life science sample-based services and solutions for the life sciences market. In the semiconductor manufacturing market, we provide precision robotics, integrated automation systems, and contamination control solutions to semiconductor fabrication plants, or fabs and original equipment manufacturers, or OEMs, worldwide. In the life sciences market, we offer a full suite of services and solutions for analyzing, managing, and storing biological and chemical compound samples to advance research and development for clinical, pharmaceutical, and other scientific endeavors. Our life sciences solutions include gene sequencing and synthesis, a broad suite of high-throughput automated cryogenic storage products, related consumables, sample inventory software, as well as fully outsourced solutions for sample storage, transport, and inventory management. Our leadership positions and our global support capability in each of these markets make us a valued business partner to the largest semiconductor and semiconductor capital equipment manufactures, and pharmaceutical and life sciences research institutions in the world. In total, we employ approximately 3,200 full-time employees worldwide and have sales in more than 50 countries. We are headquartered in Chelmsford, Massachusetts and have operations in North America, Asia, and Europe.

Semiconductor

Since our founding in 1978, we have been a leading automation provider and partner to the global semiconductor manufacturing industry. We provide advanced, high precision, high throughput robots, vacuum automation systems, contamination control systems, and reticle storage solutions to the global semiconductor capital equipment industry. We sell our semiconductor products and services both to OEMs and directly to global semiconductor chip manufacturers.

We have significant investments in the engineering disciplines to design and advance capabilities in precise automation, high-speed, contaminant-free and vacuum environments, and contamination elimination. Our engineering organization develops new automation capabilities and product offerings, and partners with customers to integrate our offerings into their tools which are part of the semiconductor manufacturing process.

In April 2018, we supplemented our portfolio of offerings with the acquisition of Tec-Sem Group AG, a Switzerland-based manufacturer of reticle storage management systems that support the needs for advanced lithography. The reticle storage business is managed and reported as a part of our Contamination Controls Solutions reporting unit.

On July 1, 2019, we completed the sale of our semiconductor cryogenics business to Edwards Vacuum LLC (a member of the Atlas Copco Group) for approximately $675 million in cash subject to adjustments for working capital and other items.

Our semiconductor equipment business provided approximately 57% of our revenue in the fiscal year 2020. The semiconductor capital equipment market has delivered overall long-term growth in excess of global gross domestic product (GDP) while also experiencing short-term cycles of sequential decreases and increases of sales. The cycles are influenced by the technological trends of the semiconductor industry and sometimes by the economic trends of the global economy.

Life Sciences

We are a leading provider of life sciences services and products supporting the analysis, storage, and management of biological and chemical compound samples for pharmaceutical, biotech, clinical, healthcare and academic institutions worldwide. We offer advanced automated solutions for cryogenic sample storage, capable of efficiently handling and managing both small and immense populations of biological samples to ensure end-to-end “cold chain of custody” of customer samples. We are a leading commercial provider of fully outsourced storage and transport of biological samples. We offer a broad range of genomic services including sequencing, synthesis and gene editing.

We are a leading provider of automated cold sample storage systems, consumables, and instruments, and informatics solutions, enabling or enhancing our customers’ visibility into their sample inventories and help them to manage their laboratory workflows. We are also a leading life sciences service provider of outsourced sample storage and management, as well as genomic services which include Sanger sequencing, high throughput/next generation sequencing, bioinformatics, gene synthesis, molecular biology, and good laboratory practices, or GLP, regulatory services. Taken all together, we believe our life sciences sample management product and services offerings allow our customers to maintain a complete “cold chain of custody” and enhance efficiency of related workflows for their samples. With our genomic services offering, we can add more value to the samples under our care to assist our customers in advancing their research and discoveries.

Our research and development teams and our services teams possess significant specialized expertise in cryogenics, refrigeration, automation, biological and molecular sciences, and expertise for preparing and processing biological samples for analysis and testing. Our teams develop new products, enhanced workflow solutions, sample management software solutions, and innovative sample preparation protocols. As a result of these innovations, the business holds significant intellectual property and has enabled many loyal customer relationships.

Our life sciences portfolio includes products and services that we acquired to bring together a comprehensive capability to service our customers’ needs in the sample-based services arena. We continue to develop the acquired products and services offerings through the combined expertise of the newly acquired teams and our existing research and development resources. This acquisition, investment, and integration approach has allowed us to accelerate our internal development and that of the acquired entity, significantly decreasing our time to market. Our recent acquisitions include the following:

•

In November 2018, we acquired GENEWIZ Group, or GENEWIZ, a leading provider of gene sequencing and gene synthesis services to pharmaceutical, biotechnology and academic institutions around the world. GENEWIZ is headquartered in New Jersey and has a network of genomics laboratories spanning the United States, China, Japan, Germany, and the United Kingdom. The GENEWIZ services, combined with our core capabilities in sample management services, position us to add more value to samples under our care and provide more comprehensive solutions to our customer base.

•

In February 2020, we acquired RURO, Inc., or RURO, an informatics software company based in Maryland. RURO offers cloud-based software solutions that manage laboratory workflow and bio-sample data for a broad range of customers in the biotech, healthcare, and pharmaceutical sectors. RURO's capabilities and offerings enable us to offer enhanced on-site and off-site management of biological sample inventories and integration solutions for customers’ distributed workflow.

For further information on our acquisitions, please refer to Note 4, “Acquisitions” to our Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. Our life sciences businesses provided approximately 43% of our revenue in fiscal 2020.

As the market of cell-based research is vast and growing, it is driving continued growth in the services and product offerings for the analysis and management of samples. Our customer list numbers in the thousands and we address only a fraction of the industry. We serve the largest customers in the pharmaceutical industry, the most advanced research hospitals performing clinical research and therapy development, as well as some of the newest and leading-edge start-ups in the biotech space. We also serve academic and government institutions. We believe that the sample-based services and products business will continue to demonstrate a high growth trajectory and we do not observe cyclical characteristics in demand for these offerings.

Segments

We serve the semiconductor capital equipment market through one operating and reportable segment, our Semiconductor Solutions Group segment. We serve the life sciences market through two operating and reportable segments: Brooks Life Sciences Products and Brooks Life Sciences Services. Prior to the fiscal year 2020, we had only two reportable segments that consisted of the Brooks Semiconductor Solutions Group segment and the Brooks Life Sciences segment. The Brooks Life Sciences segment consisted of two operating segments, Sample Management and GENEWIZ.   During the fiscal year 2020, we realigned our life sciences businesses to combine the sample management services offerings under the leadership of our GENEWIZ genomic services business to form the Brook Life Sciences Services operating and reportable segment.  By combining these two service-based businesses we believe we can more effectively leverage the potential for synergies as customers engage us to manage a broad variety of sample-based services including gene sequencing, gene synthesis, lab analysis, sample kitting and preparation, transportation, and storage.  In the realignment we also formed our Brooks Life Sciences Products operating and reportable segment composed of product offerings of large automated ultra-cold stores, automated cryogenic storage systems, and consumables and instruments, and related product support services.

For further information on our reportable and operating segments, please refer to Note 20, “Segment and Geographic Information” to our Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Brooks Semiconductor Solutions Group Segment

Brooks Semiconductor Solutions Group is a leader in wafer automation, contamination controls solutions, and related support services. Our offerings are designed to enhance capabilities and efficiencies of the manufacturing process of semiconductor fabs through improved throughput, yield, and cost of ownership of complex processing equipment. Our product offerings include vacuum and atmospheric robots, turnkey vacuum and atmospheric wafer handling systems, as well as wafer carrier cleaning and reticle storage systems. Our service network of expert application and field engineers, who are generally located close to our customers, provides rapid refurbishment of robots to stringent specifications, upgrades to improve equipment productivity, and proactive monitoring and diagnostics for predictive risk management and improved up-time of the installed base.

Markets and Customers

The demand for semiconductors and semiconductor manufacturing equipment is cyclical, resulting in periodic expansions and contractions. While our semiconductor business services element is generally more stable, the cyclical nature of the capital equipment business causes sales from products to vary quarterly based on short-term market demands. It is not unusual for these variations in sales to be up or down 10% to 20% in sequential quarters. As a result, our quarterly and yearly semiconductor business sales have sometimes fluctuated. We expect future sales in this market will continue to fluctuate between quarters and year-over-year.

The principal markets served by the Brooks Semiconductor Solutions Group segment include the following:

●	Semiconductor capital equipment market

Each year, the global semiconductor industry makes significant capital investments to keep up with advancements in technology, to add manufacturing capacity and to improve productivity within existing fabs. While the global market for semiconductor capital equipment is cyclical, we believe that it possesses a long-term growth profile driven by the demand for increasingly sophisticated consumer electronics, automotive and smart appliance products, growth in data centers, the expansion of the Internet-of-Things which increasingly connects various appliances and devices to servers, and mobile communications infrastructure such as 5G networks. The expansion of innovative applications in the market translates to higher demand for semiconductor devices that typically require higher performance, lower power consumption and reduced size. The increase in manufacturing capacity and advancements of the chip technology are ultimately enabled by advancements in the processes and technology utilized to produce these chips. We believe this trend continues to provide market opportunities for the Brooks Semiconductor Solutions Group to be a valued partner supporting the industry’s needs.

We have been a long-term partner to device manufacturers and OEMs who are the providers of tools to fabs. We maintain collaborative relationships with our customers for the innovative design of solutions that enable their equipment to have a process advantage and deliver improved cost of ownership in the fab. Our global network of technical specialists provides extensive support to our customers in all regions, including the key semiconductor markets in South Korea, Taiwan, China, Japan, Europe and the United States. We are recognized as a market leader in three critical sub-segments: vacuum automation for wafer handling; wafer automation for advanced packaging; and contamination control solutions.

The production of advanced semiconductor chips requires many complex and logistically challenging manufacturing activities. Silicon wafers must go through hundreds of process steps to create billions of microscopic transistors interconnected by a complex network of horizontal and vertical conducting layers to produce a functioning integrated circuit. These initial fabrication steps, which are referred to in the industry as front-end processes, are repeated many times on a single wafer to create the desired pattern on the silicon wafer. Up to 50% of these processes are performed in tools that operate under vacuum conditions, such as removing, depositing, or measuring materials on wafer surfaces. As semiconductors’ complexity has increased, the number of process steps that occur in a vacuum environment has also increased, resulting in a greater need for vacuum automation technology solutions.

The increase in packing density of components in mobile devices has led the industry to devise advanced packaging techniques for chip interconnectivity using what is called wafer level packaging, or WLP. This advanced packaging technology combines multiple wafers before cutting them into pieces and then forming them onto a packaging substrate where they are ultimately divided into a multitude of chips. The recent increased adoption of WLP has increased the need for a contaminant free and high purity manufacturing environment, resulting in higher demand for our semiconductor offerings tailored to handle full wafer forms. It is the handling of these packaging substrates, which are often more complex to handle than standard silicon wafers, which require our sophisticated advanced packaging automation systems that are often customized for a specific customer substrate.

There is an increased demand for equipment that performs cleaning and conditioning of the wafer carriers which are used in all advanced semiconductor fabs. These cleaning tools remove microscopic particles, molecular contaminates and moisture attracted to the inside surface of the carrier. Automated cleaning and conditioning of the wafer carriers and EUV reticle carriers are also in demand as customers look to improve overall manufacturing yields. Similarly, as lithography also requires cleaner controlled environments, our reticle solutions provide contamination control for highly valued reticles or masks used in standard and EUV lithography for printing the technological features onto the wafer.

●	Adjacent capital equipment markets

There are a few adjacent capital equipment markets that employ manufacturing processes similar to the semiconductor manufacturing industry. These markets include microelectromechanical systems, or MEMs devices, light-emitting diodes, or LEDs, Organic Light Emitting Diodes, or OLEDs, and touch screen technology. These markets and the semiconductor capital equipment market share common customers and utilize similar technology applications. For example, LEDs are manufactured using vacuum systems and handling processes similar to those used in semiconductor manufacturing.

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

Product and Service Offerings

The principal offerings of the Brooks Semiconductor Solutions Group segment consist of: (i) wafer handling robotics and integrated systems and (ii) semiconductor contamination control solutions. The segment also provides support services, including repair and refurbishment, diagnostics and installation, and spare parts and enhancement upgrades to optimize tool productivity.

Wafer handling robotics and integrated systems - include vacuum robots, atmospheric robotic modules, and tool automation systems that provide precision handling and clean wafer environments. In the semiconductor industry, wafer handling represents a critical technology that is an integral component of highly complex production tools that run in the world’s most advanced wafer fabs. A typical customer tool is designed and built around a process chamber and uses automation technology to move wafers in and out of the chamber. We specialize in developing and building these automated handling systems and the vacuum technologies used in these tools. We provide individual automation components within an OEM customer system as well as complete integrated handling systems. We provide automation products designed to improve manufacturing performance and productivity for both atmospheric pressure and vacuum-based tools.

Contamination control solutions - include automated cleaning and inspection systems for wafer carriers, reticle pod cleaners, and stockers, which are automated systems that store wafers or reticles. Our products are used to remove contaminants that result from critical airborne contamination within the workflow of the manufacturing process. Our solutions contribute to improved yields, productivity and process stability in the manufacturing process which requires an ultra-clean manufacturing environment for leading-edge chips with geometries below 20 nanometers.

We sell our products and services to the world’s major semiconductor chip makers and to OEMs, who provide process tools to those same chip makers. Our customers outside the semiconductor industry are broadly diversified. We have major customers in North America, Europe and Asia. Although we ship much of our equipment to OEMs in the United States, many of these OEM tools are ultimately installed in semiconductor fabs that are outside of North America. Thus, we also provide support services to leading OEMs, fabs and foundries across the globe.

Brooks Life Sciences Products and Brooks Life Sciences Services

Our life sciences businesses are comprised of two reportable segments, Life Sciences Products segment and Life Sciences Services segment.

Our Life Sciences Products business is a leading provider of automated ultra-cold storage solutions for biological and chemical compound samples. Our storage systems provide reliable automation and sample inventory management at temperatures down to -196°C and can store anywhere from thousands to millions of samples. Our sample management solutions include consumable vials and tubes, PCR plates, instruments for supporting workflow, and informatics, all of which focus on providing customers with the highest level of sample quality, security, availability, intelligence and integrity throughout the lifecycle of samples providing customers with complete end-to-end “cold-chain of custody” capabilities.

Our Life Sciences Services business is a leading provider of solutions addressing the many needs of customers in the area of genomic analysis and the management and care of biological samples used in pharmaceutical, biotech, healthcare, clinical, and academic R&D markets. Millions of samples are processed every year, each containing valuable information that must be preserved with the sample. Through our genomic services we provide a broad capability to customers for sequencing and synthesis of genes. Our sample management services include off-site storage services, transport services, laboratory services, and interactive informatics solutions. We also provide expert-level consultation services to our clients throughout their experimental design and implementation. Our services also include short- and long-term sample storage and management of the “cold chain of custody” from collection, to storage, to retrieving the sample which ultimately may go back into the customer’s research workflow.

As referenced above, in November 2018, we completed the acquisition of GENEWIZ, a leading global provider of genomic analysis and gene synthesis services. In February 2020, we acquired RURO, a software company providing innovative solutions for managing biological sample inventory and workflows for the life sciences market. We believe the combination of our broad sample-based offerings, including genomic analysis, sample management services, automated storage systems, and informatic solutions has meaningfully enhanced our ability to meet our customers’ demands with a single and more comprehensive relationship.

Life Sciences Market

Our life sciences businesses serve a broad range of end markets within the life sciences industry to address a confluence of life sciences trends, such as technology, information management and new sophisticated tools and applications. With the advent of biologics and personalized medicine, biological samples have become critical assets to the success of drug and therapy pipelines, and the proper management and protection of these samples has gained increased importance to our customers. We believe this trend has created a sizable market opportunity for Brooks to provide comprehensive sample management and genomic solutions.

Since the successful mapping of the full human genome at the turn of this century, the market for genomic services has grown in support of research in biologic drug development, personalized medicine and cell/gene therapy. Top pharmaceutical and biotechnology companies can use their in-house laboratory resources to sequence the millions of genes needed as part of their research workflow. Still, many companies look to outsource their gene sequencing to independent laboratories that provide expedited results and expert consultative services. Other companies and institutions have fewer or no in-house options and make use of outsourced capabilities as their primary solution. GENEWIZ participates in this market as a value-added laboratory services provider, offering high quality genetic testing services with fast turnaround time.

The Brooks life sciences businesses currently serve customers worldwide, including all of the top-20 global bio-pharmaceutical companies. Due to the comprehensive nature of our sample management and genomic services solutions, we are continuing to expand our customer base and geographic reach. We have more than 7,000 customers globally, and we continue to add new customers each quarter.

Brooks Life Sciences Products Offerings

The principal offerings of the Brooks Life Sciences Products segment include the following:

Automated ultra-cold storage systems – provides stand-alone systems that typically store one to two million samples each in temperature ranges from +4°C to -196°C. Our systems provide high throughput capability and optimized storage of multi-format tubes and plates and increased storage capacity while maintaining consistent temperature profiles across stored samples. We also offer support services for our installed base of storage systems.

Consumables and Instruments - includes a complete range of consumables, including multiple formats of racks, tubes, caps, plates and foils, which are used for storage and handling of samples in ambient and ultra-cold storage environments. A comprehensive range of instruments used for labeling, bar coding, capping, de-capping, auditing, sealing, peeling, and piercing tubes and plates complement our consumables. Our offerings include a range of products aimed at the genomic sample preparation and services market for polymerase chain reactions, or PCR, & sequencing, imaging, plate sealing, liquid handling, and sample processing.

Brooks Life Sciences Services Offerings

The principal offerings of the Brooks Life Sciences Services segment include the following:

Genomic Services - provides gene sequencing and gene synthesis services, enabling the fast-expanding research of gene-based healthcare discoveries and therapies. These service offerings include Next Generation sequencing, or NGS, Sanger sequencing, gene synthesis, bioinformatics, and GLP regulatory services. The sequencing services are available with both standard and custom services for extraction, library preparation, sequencing, and bioinformatics, supported by Ph.D.-level project managers providing consultations, updates, and post-delivery assistance. The gene synthesis offerings provide production of a wide range of sequence lengths and structural complexity, DNA cloning, gene fragment synthesis, and oligo synthesis.

Sample Repository Solutions - includes a complete range of services consisting of on-site and off-site sample storage, cold chain logistics, sample transport and collection relocation, bio-processing solutions (inclusive of sample preparation, and genomic and cell culture analysis), disaster recovery and business continuity, as well as project management and consulting.

Informatics - provides sample intelligence software solutions and integration of customer technology. Our informatics suite supports laboratory workflow scheduling for life science tools and instrument work cells, sample inventory and logistics, environmental and temperature monitoring, clinical trial and consent management, and planning, data management, virtualization, and visualization of sample collections. The addition of RURO's capabilities and offerings enables us to offer enhanced on-site and off-site management of biological sample inventories and integration solutions to our customers for their increasingly distributed workflow.

Sales, Marketing and Customer Support

We market and sell most of our semiconductor products and services in Asia, Europe, the Middle East and North America through our direct sales organization. The sales process for our products is often multilevel, involving a team comprised of individuals from sales, marketing, engineering, operations and senior management. In many cases we assign a team to a customer who engages the customer at different levels of its organization to facilitate planning, provide product customization when required, and ensure open communication and support.

The majority of our life sciences sales are completed through our direct Brooks Life Sciences sales force, particularly our store systems, storage services, and genomic services. We supplement the sale of consumables and instruments with distributors that reach a broad range of customers. In regions with emerging life science industries such as China, India and the Middle East, we leverage local distributors to assist with the sales process for store systems. Our larger sample management systems sales process may take months to complete and may involve a team from sales, marketing, and engineering. Sales of genomic services are generally generated with on-line orders from the customer lab and delivered via a courier service, with the simplest of sequencing completed in less than 24 hours and more complex synthesis tasks within weeks.

We typically provide product warranties for a period of one to two years depending on the product type.

Our marketing activities include participation in trade shows, seminars, participation in industry forums, creation and distribution of sales literature and white papers, publication of press releases and articles in business and industry publications. We maintain sales and service centers in Asia, Europe, the Middle East and North America to enhance our customers’ support and communication.

Competition

Brooks’ Semiconductor Solutions Group segment operates in various market segments of varying breadth with differing competitors and competitive dynamics. The semiconductor and adjacent technology markets, and process equipment manufacturing industries, are highly competitive and characterized by continual changes and technology improvements. A significant portion of equipment automation is still done by the OEMs themselves. Our competitors among merchant vacuum robot automation suppliers include primarily Japanese companies, such as Daihen Corporation, Daikin Industries, Ltd., Rorze Corporation, and Sumitomo Heavy Industries, as well as Korea-based RaonTech. Atmospheric tool automation is typically less demanding technologically, has fewer barriers to entry and has a larger field of competitors. We compete directly with other equipment automation suppliers of atmospheric modules and systems, such as Hirata Corporation, Kawasaki Heavy Industries, Ltd., Genmark Automation, Inc., Rorze Corporation, Sankyo Seisakusho Co., Ltd., TDK Corporation and Sinfonia Technology Co., Ltd. Our Contamination Control Solutions business competes with suppliers of automated wafer carrier cleaning equipment such as Device Engineering and Hugle.

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

Given the breadth of the sample management solutions and genomic services offered by the Brooks Life Sciences segments, there are no direct competitors for the comprehensive set of product and service solutions we provide to our customers. Each of the business lines within the Brooks Life Sciences segments, however, has unique competitors in their area of offerings. This includes Hamilton Company and Liconic AG for automation systems, Thermo-Fisher for consumables and services, Covance and LabCorp for storage services, and BGI, Eurofins, GenScript, Integrated DNA Technologies, and Twist for genomic services.

Research and Development

Our research and development efforts are focused on developing new products and enhancing the functionality, degree of integration, reliability and performance of our existing products and service offerings. Our engineering, marketing, operations and management personnel leverage their close collaborative relationships with their counterparts in customer organizations to proactively identify market demands that helps us refocus our research and development investment to match our customers’ demands. With the rapid pace of change that characterizes the markets we serve, it is essential for us to provide high-performance, reliable products in order to maintain our leadership position in our Brooks Semiconductor Solutions Group and Brooks Life Sciences segments.

Within our Brooks Semiconductor Solutions Group we invest in research and development initiatives to maintain our leadership positions in the market we serve as well as to expand our market opportunity. Our investments in Vacuum Automation and Contamination Control include ramping our intelligent vacuum robot platform, MagnaTran LEAP, with new designs at customers releasing tools for 10 nanometers and below. In addition, our new PuroMaxx LEAP carrier clean initiative is well positioned to handle the contamination challenges at 5 nanometers and below, while having modularity to address the emerging need for carrier clean in the memory markets. As the demand for extreme ultraviolet (EUV) lithography expands, Brooks continues investment in EUV POD cleaning and reticle storage. Our initiatives with Guardian LEAP for EUV reticle storage will provide new innovation to solve many contamination challenges with EUV reticles.

Within our Life Sciences Products segment, we have developed and continue to develop automated biological sample storage solutions for operating in ultra-low temperature environments. We have a complete line up of automated storage from -20°C to -190°C.  Our BioStore™ II’s unique design allows controlled temperature storage down to -80°C with the industry’s highest throughput of sample retrieval.  We recently launched the BioStore™ III V that compliments the BioStore™ III Cryo product line and offers improved data management and sample security for vaccines and biologics stored at -80°C.  Within our Life Sciences Services segment, our GENEWIZ business advances research and development activities in gene sequencing, synthesis and related services to meet market demands. Recently, enabled by newly developed proprietary technologies, GENEWIZ launched a portfolio of new services, targeting analysis of adeno-associated virus, a common vector used in cell and gene therapy. We will continue to focus on developing processes and technologies that can streamline sample to data workflow.

Manufacturing and Service

Our manufacturing operations include product assembly, integration and testing. We implement quality assurance procedures that include standard design practices, reliability testing and analysis, supplier and component selection procedures, vendor controls, manufacturing process controls, and service processes that ensure high-quality performance of our products. Our major manufacturing facilities are located in Chelmsford, Massachusetts; Yongin-City, South Korea; and Manchester, United Kingdom. Our manufacturing operations are designed to provide high quality, optimal cost, differentiated products to our customers in short lead times through responsive and flexible processes and sourcing strategies. We utilize lean manufacturing techniques for a large portion of our manufacturing, including the manufacture of assemblies that we have outsourced to competitive regions, including Asia. We also believe the continued sourcing of portions of our manufacturing processes in these regions allows us to better serve our customers who have operations in these regions.

We have service and support locations near our customers to provide rapid response to their service needs. Our principal product service and support locations include Chelmsford, Massachusetts; Fremont, California; Chu Bei City, Taiwan; Yongin-City, South Korea; Yokohama, Japan; Shanghai, China; Singapore; Manchester, United Kingdom; and Kiryat-Gat, Israel.

Our Brooks Life Sciences segments provide sample management storage and transportation services in Indianapolis, Indiana; Fresno, California; El Segundo, California; Torrance, California; Bronx, New York; Canada, Germany, China, and Singapore. We have a network of 13 laboratories that provide genomic services, including seven in the United States, three in China, and one each in Japan, Germany, and the United Kingdom.

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

As of September 30, 2020, we owned approximately 360 issued U.S. patents, with various corresponding patents issued in foreign jurisdictions. We also had approximately 100 pending U.S. patent applications, with foreign counterparts of some of these applications having been filed or which may be filed at the appropriate time. Our patents will expire at various dates through 2038.

Backlog

Backlog for the Brooks Semiconductor Solutions Group segment offerings totaled approximately $175 million as of September 30, 2020, as compared to approximately $127 million at September 30, 2019. Backlog for the Brooks Semiconductor Solutions Group segment includes all purchase orders for which our customers have scheduled delivery, regardless of the expected delivery date, and consists principally of orders for products and service agreements. Substantially all of this backlog consists of orders scheduled to be delivered within the next 12 months.

Backlog for the Brooks Life Sciences Products segment offerings totaled $92 million as of September 30, 2020, as compared to approximately $51 million at September 30, 2019. Backlog for the Brooks Life Sciences Products segment includes all purchase orders for which customers have scheduled delivery, regardless of the expected delivery date, and consists of orders for products and service agreements.

Backlog for the Brooks Life Sciences Services segment offerings totaled $235 million as of September 30, 2020, as compared to approximately $252 million at September 30, 2019. Backlog for the Brooks Life Sciences Services segment includes all purchase orders for which customers have scheduled delivery, regardless of the expected delivery date, and consists of orders for products and service agreements. In addition, it includes estimated revenue for future services related to our BioStorage business for which contracts have been secured. Final revenue realized will vary based on volumes, prices, duration, and other factors. Storage contracts vary in length of time, with some being short term and some indefinite. We include the estimated value for time periods in the contract up to a maximum of 5 years.

Environmental Matters

We are subject to federal, state, local environmental laws and regulations, and the environmental laws and regulations of the foreign national and local jurisdictions in which we have manufacturing facilities. We believe we are in compliance in all material respects with such laws and regulations.

Compliance with foreign, federal, state, and local laws and regulations has not had, and is not expected to have, an adverse effect on our capital expenditures, competitive position, financial condition or results of operations.

Employees

At September 30, 2020, we had 3,159 full time employees. In addition, we employ part time workers and contractors. We consider our relationships with our employees to be good.

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

Risks Relating to the COVID-19 pandemic

Our financial condition and results of operations could be adversely affected by the COVID-19 Pandemic.

In December 2019, a novel strain of coronavirus, causing a disease referred to as COVID-19, was first identified in Wuhan, Hubei Province, China, resulting in shutdowns of manufacturing and commerce in the months that have followed. Since then, COVID-19 has spread worldwide, including in the United States, and has resulted in authorities implementing numerous measures to try to contain the disease, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. We have followed the guidelines from the U.S. Center for Disease Control (CDC) and implemented the recommended safety protocols, and the spread of COVID-19 has also caused us to modify our business practices (including curtailing employee travel and mandatory work-from-home policies where necessary), and we may take further actions as required by government authorities or that we determine are in the best interests of our employees, customers, partners and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the disease, and our ability to perform critical functions could be harmed.

As a result of the COVID-19 pandemic and the measures designed to contain its spread, our suppliers may not have the materials, capacity, or capability to supply our components according to our schedule and specifications. Further, there may be logistics issues, including our ability and our supply chain’s ability to maintain production, as well as transportation demands that may cause further delays. If our suppliers’ operations are curtailed, we may need to seek alternate sources of supply, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to us from our suppliers and subsequently to our customers. In addition, the COVID-19 pandemic and the measures designed to stop the spread of the virus may have similar effects on our customers. The current pandemic may also give rise to force majeure contractual protections being asserted by customers and/or suppliers that we maintain contracts with, potentially relieving contractual obligations these parties have to us. In any case, any disruption of our suppliers’ or customers’ businesses would likely negatively impact our sales and operating results.

While the disruptions and restrictions on the ability to travel, quarantines and other measures taken as a result of the COVID-19 pandemic are expected to be temporary, the duration of any of these measures, and related financial impact, cannot be estimated at this time. Should these measures continue for an extended period of time, the impact on our supply chain and customers could have a material adverse effect on our results of operations and cash flows. Further, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets and an economic downturn that may affect demand for our products and services, reduce our ability to access capital or our customers’ ability to pay us for past or future purchases, impact our operating results, and have a negative impact on our liquidity and stock price. In addition, an extended recession or an additional financial market correction resulting from the spread of COVID-19 could decrease overall technology manufacturing spending, adversely affecting demand for our products and services, in particular in the Brooks Semiconductor Solutions Group segment, our business and the value of our common stock. The global pandemic of COVID-19 continues to rapidly evolve, and we will continue to monitor the COVID-19 situation closely. Although the magnitude of the impact of the pandemic on our business and operations remains uncertain, the continued spread of COVID-19 and actions taken to mitigate such spread or the occurrence of other outbreaks of contagious diseases could adversely impact our business, financial condition, operating results and cash flows.

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

We face competition throughout the world in each of our product and service areas, including from the competitors discussed in Part I, Item 1, “Business - Competition” as well as from internal automation capabilities at larger OEMs and other internal capabilities at our other customers and potential customers. Many of our competitors have substantial engineering, manufacturing, marketing and customer support capabilities. In addition, in our semiconductor business, strategic initiatives in China to encourage local semiconductor manufacturing and supply chain could increase competition from domestic equipment manufacturers in China. We expect our competitors to continue to improve the performance of their current products and services and to introduce new products, services and technologies that could adversely affect sales of our current and future products and services. New products, services and technologies developed by our competitors or more efficient production of their products or provisions of their services as well as increased and more efficient internal capabilities at our customers and potential customers could require us to make significant price reductions or decide not to compete for certain business. If we fail to respond adequately to pricing pressures or fail to develop products with improved performance or better-quality services with respect to the other factors on which we compete, we could lose customers or orders. If we are unable to compete effectively, our business and prospects could be materially harmed.

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

During fiscal years ended September 30, 2020, 2019 and 2018, approximately 62%, 58% and 63% of our revenue was derived from sales outside of North America. We expect that international sales, including increased sales in Asia, will continue to account for a significant portion of our revenue for the foreseeable future, and that in particular, the proportion of our sales to customers in China will continue to increase, due in large part to our acquisition of GENEWIZ, which maintains a significant presence in China. Additionally, we intend to invest additional resources in facilities in China, which will increase our global footprint of sales, service and repair operations. As a result of our international operations, we are exposed to many risks and uncertainties, including:

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

We have made in the past, and may make in the future, acquisitions or significant investments in businesses with complementary products, services and/or technologies. Our acquisitions, including the acquisition of GENEWIZ in November 2018, present numerous risks, including:

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

A key part of our growth strategy is to continue expanding within the life sciences sample management and genomic services markets. As part of this strategy, we expect to diversify our product sales and service revenue by leveraging our core technologies, which requires investments and resources which may not be available on favorable terms or at all when needed. We cannot guarantee that we will be successful in leveraging our capabilities into the life sciences sample management and genomic services markets to meet all the needs of new customers and to compete favorably. Because a significant portion of our growth potential may be dependent on our ability to increase sales within each of the Brooks Life Sciences Product and Brooks Life Sciences Services segments, our inability to successfully expand within the markets serviced by these segments may adversely impact future financial results.

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

One of our main competitive strengths is our technology, and we are dependent on our patent rights and other intellectual property rights to maintain our competitive position. Our current patents will expire from time to time through 2038 which could result in increased competition and declines in product and service revenue.

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

We are dependent on the availability of certain key raw materials and natural resources used in our products and various manufacturing processes, and we rely on third parties to supply us with these materials in a cost-effective and timely manner. Our access to raw materials may be adversely affected if our suppliers’ operations were disrupted as a result of limited or delayed access to key raw materials and natural resources which may result in increased cost of these items. While most of the raw materials used in our products and various manufacturing processes are commercially available, we rely in some cases on materials that have a limited supply and are considered rare Earth elements. If the supply of these elements is drastically reduced, it may lead to price increases which could result in higher costs of our products and corresponding revenue declines and have a material adverse impact on our business, financial condition and results of operations.

Our outsource providers may fail to perform as we expect.

Outsource providers have played and will continue to play a key role in our manufacturing operations and in many of our transactional and administrative functions, such as information technology and facilities management. Many of these outsourced service providers, including certain hosted software applications that we use for confidential data storage, employ cloud computing technology for such storage. These providers’ cloud computing systems may be susceptible to “cyber incidents,” such as intentional cyber-attacks aimed at theft of sensitive data or inadvertent cyber-security compromises, which are outside of our control. Although we attempt to select reputable providers and secure their performance on terms documented in written contracts, it is possible that one or more of these providers could fail to perform or adequately protect our data from cyber-related security breaches as we expect and any such failure could have an adverse impact on our business.

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

As of September 30, 2020, we had $501.5 million of goodwill and $218.3 million in net intangible assets as a result of our acquisitions. We periodically review our goodwill and the estimated useful lives of our identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value, or for intangible assets, a revised useful life. These events and circumstances include significant changes in the business climate, legal factors, operating performance indicators, advances in technology and competition. Any impairment or revised useful life could have a material and adverse effect on our financial position and results of operations and could harm the trading price of our common stock.

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

International trade disputes could result in additional or increased tariffs, export controls or other trade restrictions that may have a material impact on our business.

We sell a significant number of products outside the United States, including in China, Taiwan, Japan and South Korea. Based on the complex relationships among these countries and the United States, there is inherent risk that political, diplomatic and national security influences might lead to trade disputes, impacts and/or disruptions, in particular, with respect to those affecting the semiconductor industry. The United States and other countries have imposed and may continue to impose trade restrictions and have also levied tariffs and taxes on certain goods. Increases in tariffs, additional taxes or other trade restrictions and retaliatory measures may increasingly impact customer demand and customer investment in manufacturing equipment, increase our manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies, which could have a material adverse effect on our business, results of operations, or financial condition.

In particular, China is a significant market for the semiconductor equipment industry, and the ongoing “trade war” between the United States and China is unpredictable. The U.S. may impose more restrictive measures, including increasing the requirement to obtain export licenses, and the Chinese government may impose measures against the U.S. through its own import and export-related regulations. If export licenses are required for any of the Company’s products, or for shipment of products to any particular customers in China, the failure of the U.S. government to approve such export licenses could adversely affect our business, financial condition and results of operations, and may decrease our competitive position with our non-U.S. competitors.

We are subject to numerous governmental regulations.

We are subject to federal, state, local and foreign regulations, including environmental regulations, regulations relating to the design and operation of our products and control systems and regulations relating to certain of our service offerings in the Brooks Life Sciences segments. We might incur significant costs as we seek to ensure that our products meet safety and emissions standards, many of which vary across the states and countries in which our products are used. In the past, we have invested significant resources to redesign our products to comply with these directives. Compliance with future regulations, directives, and standards could require us to modify or redesign some products, change our service offerings, make capital expenditures, or incur substantial costs. If we do not comply with current or future regulations, directives, and standards:

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

Currency exchange rate fluctuations could have an adverse effect on our sales and results of operations, and we could experience losses with respect to forward exchange contracts into which we may enter. Unfavorable currency fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products and services in response to unfavorable currency fluctuations, our results of operations could be materially and adversely affected. In addition, most sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold or these services are provided and the currency they receive in payment for such sales could be less valuable as compared to the U.S. dollar at the time of receipt as a result of exchange rate fluctuations. From time to time, we enter into forward exchange contracts to reduce currency exposure. However, we cannot be certain that our efforts will be adequate to protect us against significant currency fluctuations or that such efforts will not expose us to additional exchange rate risks, which could materially and adversely affect our results of operations.

Our indebtedness may adversely affect our ability to operate our business, generate cash flows and make payments on such indebtedness

On October 4, 2017, we entered into a $200.0 million Senior Secured Term Loan Facility, or term loan, with Morgan Stanley Senior Funding, Inc., JPMorgan Chase Bank, N.A. and Wells Fargo Securities, LLC pursuant to the terms of a credit agreement with the lenders. At September 30, 2020, the outstanding term loan principal balance was $50.4 million, excluding unamortized deferred financing costs of $0.4 million. The term loan matures and becomes fully payable on October 4, 2024. We are required to redeem the term loan at the principal amount then outstanding upon occurrence of certain events, as described in the credit agreement. For further information on this transaction, please refer to Note 11, "Debt" to our Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

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

We receive a significant portion of our revenue in each fiscal period from a relatively limited number of customers, and that trend is likely to continue. Sales to our ten largest customers accounted for approximately 33%, 28% and 34%, respectively, of our total revenue in the fiscal years ended September 30, 2020, 2019 and 2018. The loss of one or more of these major customers, a significant decrease in orders from one of these customers, or the inability of one or more customers to make payments to us when they are due could materially affect our revenue, business and reputation. In addition, there has been and may continue to be significant consolidation among some of our largest OEM customers, which could lead to increased pressure to reduce the price of our semiconductor products and/or decreased market share of our semiconductor products with the combined companies.

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

Risks Relating to Owning Our Securities

Our stock price is volatile.

The market price of our common stock has fluctuated widely. From the beginning of fiscal year 2019 through the end of fiscal year 2020, our stock price fluctuated between a high of $56.69 per share and a low of $22.69 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include:

●	variations in operating results from quarter-to-quarter and year-to-year;
●	changes in earnings estimates by analysts or our failure to meet analysts’ expectations;
●	changes in the market price per share of our public company customers;
●	market conditions in the semiconductor, life sciences sample management and genomic services and other industries into which we sell products and services;
●	global economic conditions;
●	political changes, hostilities, the COVID 19 pandemic or similar events, or natural disasters such as hurricanes and floods;
●	low trading volume of our common stock; and
●	the number of firms making a market in our common stock.

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

We maintained the following principal facilities as of September 30, 2020:

		Square Footage	Ownership Status/Lease
Location	Functions	(Approx.)	Expiration
Chelmsford, Massachusetts	Corporate headquarters, training, manufacturing, R&D and sales & support	298,000	Owned
Indianapolis, Indiana	Sample storage, sales & support	116,800	September 2038
Suzhou, China	Laboratory & office	105,000	June 2021
South Plainfield, New Jersey	Laboratory & office	73,300	January 2030

Our Brooks Semiconductor Solutions Group segment utilizes facilities in Chelmsford, Massachusetts; Fremont, California; South Korea, Germany and Taiwan. Our two Life Sciences segments utilize facilities in Manchester, United Kingdom; Indianapolis, Indiana; South Plainfield, New Jersey; Suzhou, China; Chelmsford, Massachusetts; Bronx, New York; and Fremont, California.

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

Number of Holders

As of November 5, 2020, there were 515 holders of record of our common stock.

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

On November 5, 2020, our Board of Directors approved a cash dividend of $0.10 per share payable on December 17, 2020 to common stockholders of record on December 4, 2020.

Comparative Stock Performance

The following graph compares the cumulative total shareholder return (assuming reinvestment of dividends) from investing $100 on September 30, 2015, and plotted at the last trading day of each of the fiscal years ended September 30, 2016, 2017, 2018, 2019 and 2020, in each of (i) our Common Stock; (ii) the Nasdaq/NYSE American/NYSE Index of companies; and (iii) a peer group for the fiscal year ended September 30, 2020 (“Peer Group”).

The Peer Group for the year ended September 30, 2020 is comprised of Advanced Energy Industries, Inc., Axcelis Technologies Inc., Bio Rad Laboratories Inc., Bruker Corp., Cabot Microelectronics Corp., Coherent Inc., Entegris, Inc., Formfactor Inc., Haemonetics Corp., MKS Instruments, Inc., MTS Instruments, Inc., Novanta Inc., Onto Innovation Inc., Ultra Clean Holdings, Inc., Varex Imaging Corp. and Veeco Instruments Inc.

The stock price performance on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Brooks Automation, Inc., the NASDAQ/NYSE American/NYSE Index, and a Peer Group

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
9/30/2015
9/30/2016
9/30/2017
9/30/2018
9/30/2019
9/30/2020
Brooks Automation, Inc.
NASDAQ/NYSE American/NYSE
Peer Group

*$100 invested on 9/30/15 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

	9/30/2015	9/30/2016	9/30/2017	9/30/2018	9/30/2019	9/30/2020
Brooks Automation, Inc.	$100.00	$120.41	$273.51	$319.90	$342.26	$431.74
Nasdaq/NYSE American/NYSE	100.00	113.95	135.67	154.47	156.69	176.49
Peer Group	100.00	136.80	220.33	238.42	279.94	313.93

The information included under the heading “Comparative Stock Performance” in Item 5 of "this report" shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or under the Exchange Act.

Issuer’s Purchases of Equity Securities

On September 29, 2015, our Board of Directors approved a share repurchase program for up to $50.0 million worth of our common stock. The timing and amount of any shares to be repurchased under this program will be based on market and business conditions, legal requirements and other factors and may be commenced or suspended at any time at our discretion. There were no shares repurchased under this program during the fiscal year ended September 30, 2020.

Item 6.    Selected Financial Data

The selected consolidated financial data (1)(4) set forth below should be read in conjunction with our Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this report.

	Year Ended September 30,
	2020	2019	2018	2017	2016
			(2)		(2)

	(In thousands, except per share data)
Revenue	$897,273	$780,848	$631,560	$527,499	$434,012
Gross profit	380,024	316,260	246,081	198,887	156,689
Operating income (loss)	78,458	46,038	31,409	14,319	(17,054)
Income (loss) from continuing operations	65,035	9,554	67,717	10,687	(85,457)
Income (loss) from discontinued operations, net of tax	(182)	427,862	48,747	51,925	15,981
Net income (loss) attributable to Brooks Automation, Inc.	64,853	437,416	116,575	62,612	(69,476)
Basic net income (loss) per share attributable to Brooks Automation, Inc. common stockholders:
Income (loss) from continuing operations	0.88	0.13	0.96	0.15	(1.25)
Income (loss) from discontinued operations, net of tax	(0.00)	5.95	0.69	0.75	0.23
Basic net income (loss) per share attributable to Brooks Automation, Inc.	$0.88	$6.08	$1.65	$0.90	$(1.01)
Diluted net income (loss) per share attributable to Brooks Automation, Inc. common stockholders:
Income (loss) from continuing operations	$0.88	$0.13	$0.95	$0.15	$(1.25)
Income (loss) from discontinued operations, net of tax	(0.00)	5.91	0.69	0.74	0.23
Diluted net income (loss) per share attributable to Brooks Automation, Inc.	$0.88	$6.04	$1.64	$0.89	$(1.01)
Dividend declared per share	$0.40	$0.40	$0.40	$0.40	$0.40

	As of September 30,
	2020	2019	2018	2017	2016

	(In thousands)
Cash and cash equivalents and marketable securities	$298,817	$338,611	$251,227	$104,292	$91,221
Working capital (3)(5)	143,446	36,409	109,799	61,385	59,996
Total assets	1,559,125	1,515,999	1,095,257	766,628	685,905
Total equity	1,213,614	1,138,954	717,832	607,644	553,690

	Year Ended September 30, 2020
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Revenue	$210,500	$220,227	$220,350	$246,196
Gross profit	84,986	90,281	92,788	111,969
Operating income	10,666	14,572	19,099	34,121
Net income attributable to Brooks Automation, Inc.	13,057	9,127	13,696	28,973
Basic net income per share	0.18	0.12	0.19	0.39
Diluted net income per share	0.18	0.12	0.19	0.39

	Year Ended September 30, 2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Revenue	$179,368	$198,390	$203,880	$199,210
Gross profit	72,081	80,516	83,510	80,153
Operating income	5,333	13,672	16,423	10,610
Net income attributable to Brooks Automation, Inc.	14,415	3,421	7,254	412,326
Basic net income per share	0.20	0.05	0.10	5.71
Diluted net income per share	0.20	0.05	0.10	5.68
(1)	We make acquisitions from time to time and the selected financial data includes the operation results from these acquisitions in the results of operations from the dates of the acquisitions. Please refer to Note 4, “Acquisitions” to our Consolidated Financial Statements for additional information.
(2)	Operating income (loss) and net income (loss) includes a charge of $76.5 million during fiscal year 2016 related to an additional valuation allowance against our U.S. net deferred tax assets and a benefit of $77.2 million during fiscal year 2018 due to the partial reversal of the valuation allowance against U.S. net deferred tax assets. Please refer to Note 12, “Income Taxes” to our Consolidated Financial Statements for additional information.
(3)	The calculation of working capital excludes "Cash and cash equivalents" and "Marketable securities”.
(4)	On August 27, 2018, we entered into an agreement to sell our semiconductor cryogenics business. We determined that the semiconductor cryogenics business met the criteria of being reported as a discontinued operation as of September 30, 2018. As a result, the selected financial data presented for current period and prior periods have been revised to reflect the discontinued operation classification. Please refer to Note 3, “Discontinued Operations” to our Consolidated Financial Statements for additional information. The sale was completed in the fourth quarter of fiscal year 2019. Net income attributable to Brooks Automation, Inc. for the fourth quarter and full fiscal year of 2019 includes the net gain on the sale of the business of $408.6 million.
(5)	In connection with the closing of the sale of the semiconductor cryogenics business in the fourth quarter of fiscal 2019, we recorded accrued taxes payable of approximately $95 million as of September 30, 2019, which reduce our working capital for fiscal year 2019.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes principal factors affecting the results of our operations, financial condition and liquidity, as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our Consolidated Financial Statements included elsewhere in this Form 10-K. Our MD&A is organized as follows:

●	Overview. This section provides a general description of our business and operating segments, recent developments, as well as a brief discussion and overall analysis of our business and financial performance, including key developments affecting us during fiscal years ended September 30, 2020, 2019 and 2018.
●	Critical Accounting Policies and Estimates. This section discusses accounting policies and estimates that require us to exercise subjective or complex judgments in their application. We believe these accounting policies and estimates are important to understanding the assumptions and judgments incorporated in our reported financial results.
●	Results of Operations. This section provides an analysis of our financial results for the fiscal year ended September 30, 2020 compared to the fiscal year ended September 30, 2019. For the discussion covering the fiscal year ended September 30, 2018, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended September 30, 2019.

●	Liquidity and Capital Resources. This section provides an analysis of our liquidity and changes in cash flows, as well as a discussion of available borrowings and contractual commitments.

You should read the MD&A in conjunction with our Consolidated Financial Statements and related notes in this Form 10-K. In addition to historical information, the MD&A contains forward-looking statements that involve risks and uncertainties. You should read “Information Related to Forward-Looking Statements” and Item 1A, “Risk Factors" included above in this Form 10-K for a discussion of important factors that could cause our actual results to differ materially from our expectations.

OVERVIEW

General

We are a leading global provider of manufacturing automation solutions for the semiconductor industry, and life science sample-based services and solutions for the life sciences market. In the semiconductor manufacturing market, we provide precision robotics, integrated automation systems, and contamination control solutions to semiconductor fabs and OEMs worldwide. In the life sciences market, we offer a full suite of services and solutions for analyzing, managing, and storing biological and chemical compound samples to advance research and development for clinical, pharmaceutical, and other scientific endeavors. Our life sciences solutions include gene sequencing and synthesis, a broad suite of high-throughput automated cryogenic storage products, related consumables, sample inventory software, as well as fully outsourced solutions for sample storage, transport, and inventory management. Our leadership positions and our global support capability in each of these markets make us a valued business partner to the largest semiconductor and semiconductor capital equipment manufacturers and pharmaceutical and life sciences research institutions in the world.

In the semiconductor capital equipment market, equipment productivity and availability are critical factors for our customers, who typically operate equipment under demanding temperature and/or pressure environments. We are a leader in wafer automation and contamination controls solutions and services that are designed to improve throughput, yield, and cost of ownership of tools in semiconductor fabs. Our product offerings include vacuum and atmospheric robots, turnkey vacuum and atmospheric wafer handling systems, as well as wafer carrier cleaning and reticle storage systems. We also capture the complete life cycle of value through our global service network of expert application and field engineers who are located close to our customers. Our services include rapid refurbishment of robots to stringent specifications, upgrades to improve equipment productivity, and proactive monitoring and diagnostics for predictive risk management and improved up-time of the installed base. Although the demand for semiconductors and semiconductor manufacturing equipment is cyclical resulting in periodic expansions and contractions, we expect the semiconductor equipment market to remain one of our principal markets as we continue making investments to maintain and grow our semiconductor product and service offerings. A majority of our research and development spending advances our current product lines and drives innovations for new product offerings. We invest in research and development initiatives within the Brooks Semiconductor Solutions Group segment to maintain continued leadership position in the markets we serve. Our investments in Vacuum Automation and Contamination Control include ramping our intelligent vacuum robot platform, MagnaTran LEAP, with new designs at customers releasing tools for 10 nanometers and below. In addition, our new PuroMaxx LEAP carrier clean product line is well positioned to handle the contamination challenges at 5 nanometers and below. As the market for EUV lithography expands, we will continue our investment in EUV pod cleaning and reticle storage. Our initiatives with Guardian LEAP for EUV reticle storage will provide new innovation to solve many contamination challenges with EUV reticles. In April 2018, we acquired Tec-Sem, a Switzerland-based provider of semiconductor fabrication automation equipment with a focus on reticle management. The acquisition has enhanced our contamination controls solutions offerings.

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

Our life sciences portfolio includes products and services that we acquired to bring together a comprehensive capability to service our customers’ needs in the sample-based services arena. We continue to develop the acquired products and services offerings through the combined expertise of the newly acquired teams and our existing research and development resources. This approach of acquisition, investment, and integration has allowed us to accelerate our internal development and that of the acquired entity, significantly decreasing our time to market. Our recent acquisitions are as follows:

●	In November 2018, we acquired GENEWIZ, a leading global genomics service provider headquartered in South Plainfield, New Jersey. GENEWIZ is a global leader in genomics services that enable research scientists to advance their discoveries within the pharmaceutical, academic, biotechnology, agriculture and other markets. GENEWIZ provides gene sequencing and synthesis services for more than 4,000 institutional customers worldwide supported by their global network of laboratories spanning the United States, China, Japan, Germany and the United Kingdom. This transaction has added a new and innovative services platform which we can leverage, along with our core capabilities, to add even more value to samples under our care.
●	In February 2020, we acquired RURO, an informatics software company based in Frederick, Maryland. RURO provides cloud-based software solutions to manage laboratory workflow and bio-sample data for a broad range of customers in the biotech, healthcare, and pharmaceutical sectors. The addition of RURO's capabilities and offerings has enabled the Company to offer enhanced on-site and off-site management of biological sample inventories as well as integration solutions to its customers for their increasingly distributed workflow.

We have also strengthened and broadened our product portfolio and market reach by investing in internal product development. For the fiscal years ended 2020, 2019 and 2018, more than 29% of our cumulative research and development spending was focused on innovating and advancing solutions in the life sciences market. We expect to continue investing in research and development and making strategic acquisitions with the objective of expanding our offerings in the life sciences market. Within our Life Sciences Products segment, we have developed and continue to develop automated biological sample storage solutions for operating in ultra-low temperature environments. We have a complete line up of automated storage from -20°C to -196°C.  Our BioStore™ II’s unique design allows dual temperature storage down to -80°C with the industry’s highest throughput of sample retrieval.   We recently launched the BioStore™ III V that compliments the BioStore™ III Cryo product line and offers improved data management and sample security for vaccines and biologics stored at -80°C.  Within our Life Sciences Services segment, our GENEWIZ business advances research and development activities in gene sequencing, synthesis and related services to meet market demands. Recently, enabled by newly developed proprietary technologies, GENEWIZ launched a portfolio of new services, targeting analysis of adeno-associated virus, a common vector used in cell and gene therapy. We will continue to focus on developing processes and technologies that can streamline sample to data workflow.

Sale of the Semiconductor Cryogenics Business

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

On July 1, 2019, we completed the sale of the semiconductor cryogenics business for $661.5 million which excludes $6.3 million retained by the buyer at closing based on an estimate of net working capital adjustments, which are currently pending finalization. Net proceeds from the sale were $553.1 million, net of taxes and closing costs paid and remaining taxes payable. As part of this sale, we transferred our intellectual property, for our cryogenics pump products, but not our intellectual property related to our semiconductor automation or life sciences businesses.

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

Segments

We serve the semiconductor capital equipment market through one operating and reportable segment, our Semiconductor Solutions Group segment. We serve the life sciences market through two operating and reportable segments: Brooks Life Sciences Products and Brooks Life Sciences Services. Prior to the fiscal year 2020, we had only two reportable segments that consisted of the Brooks Semiconductor Solutions Group segment and the Brooks Life Sciences segment. The Brooks Life Sciences segment consisted of two operating segments, Sample Management and GENEWIZ.   During the fiscal year 2020, we realigned our life sciences businesses to combine the sample management services offerings under the leadership of our GENEWIZ genomic services business to form the Brook Life Sciences Services operating and reportable segment.  By combining these two service-based businesses we believe we can more effectively leverage the potential for synergies as customers engage us to manage a broad variety of sample-based services including gene sequencing, gene synthesis, lab analysis, sample kitting and preparation, transportation, and storage.  In the realignment we also formed our Brooks Life Sciences Products operating and reportable segment composed of product offerings of large automated ultra-cold stores, automated cryogenic storage systems, and consumables and instruments, and related product support services.

Our prior period reportable segment information has been reclassified to reflect the current segment structure and conform to the current period presentation.

For additional information on our segment revenues and their operating results, please refer to Note 20, "Segment and Geographic Information" to our Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

The Brooks Semiconductor Solutions Group segment provides a variety of products, services and solutions that enable improved throughput and yield in controlled operating environments, as well as an extensive range of support services. The solutions include atmospheric and vacuum robots, robotic modules, tool automation systems, and contamination control of wafer carriers. The support services include repair services, diagnostic support services, and installation services in support of the products, which enable our customers to maximize process tool uptime and productivity. This segment also provides end-user customers with spare parts and productivity enhancement upgrades to maximize tool productivity.

The Brooks Life Sciences Products and Brooks Life Sciences Services segments provide comprehensive life cycle sample management solutions to life science and bioscience customers including complete end-to-end “cold chain of custody” solutions and sample-based lab services such as genomic sequencing and gene synthesis to advance scientific research and support drug development. The Brooks Life Sciences Products segment’s offerings include automated cold sample management systems for compound and biological sample storage, equipment for sample preparation and handling, consumables and instruments that help customers manage samples throughout their research discovery and development workflows. The Brooks Life Sciences Services segment’s offerings include sample storage services, genomic sequencing, gene synthesis, lab processing services, lab analysis, informatics and other support services provided to a wide range of life science customers, including pharmaceutical companies, biotechnology companies, biorepositories and research institutes.

Business and Financial Performance

Fiscal Year Ended September 30, 2020 Compared to Fiscal Year Ended September 30, 2019

Results of Operations - We reported revenue of $897.3 million for fiscal year 2020 compared to $780.8 million for fiscal year 2019, an increase of $116.4 million, or 15%. Gross margin was 42.4% for fiscal year 2020 compared to 40.5% for fiscal year 2019, an increase in gross profit of $63.8 million. Operating expenses were $301.6 million for fiscal year 2020 compared to $270.2 million for fiscal year 2019, an increase of $31.3 million. Operating income was

$78.5 million for fiscal year 2020 compared to $46.0 million for fiscal year 2019, an increase of $32.4 million, which was primarily attributable to the revenue growth and gross margin improvement, partially offset by higher operating expenses. We generated income from continuing operations of $65.0 million during fiscal year 2020 as compared to $9.6 million in fiscal year 2019. This increase was primarily attributable to our increase in operating income as well as a loss on extinguishment of debt of $14.3 million and higher interest expense of $19.3 million in fiscal year 2019. Please refer to the “Results of Operations” section below for a detailed discussion of our financial results for the fiscal year 2020 compared to fiscal year 2019.

Cash Flows and Liquidity - Cash and cash equivalents, restricted cash and marketable securities were $305.7 million at September 30, 2020 as compared to $342.1 million at September 30, 2019. The decrease of $36.4 million was primarily comprised of outflows of $39.9 million for capital expenditures, $15.7 million for acquisitions, and $29.5 million for dividends, partially offset by cash inflows from operating activities of $37.9 million. Cash flows from operating activities was comprised of $64.9 million of net income and $77.2 million of adjustments to net income for non-cash items, partially offset by $91.5 million of cash taxes paid for the gain on the sale of the semiconductor cryogenics business and $12.7 million uses of cash from the changes in operating assets and liabilities. The prior fiscal year cash flows included $661.6 million related to proceeds from the sale of our semiconductor cryogenics business and cash inflows of $90.9 million generated from our operating activities, partially offset by net cash outflows of $442.7 million to acquire GENEWIZ, net cash outflows of $163.8 million related to principal payments made on and proceeds received from our term loans, cash dividends paid of $28.9 million and capital expenditures of $23.9 million. Please refer to the “Liquidity and Capital Resources” section below for a detailed discussion of our liquidity and changes in cash flows for fiscal year 2020 compared to fiscal year 2019.

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

Although most of our sales agreements contain standard terms and conditions, certain agreements contain multiple performance obligations or non-standard terms and conditions. For customer contracts that contain more than one performance obligation, we allocate the total transaction consideration to each performance obligation based on the relative stand-alone selling price of each performance obligation within the contract. We rely on either observable standalone sales or an expected cost-plus margin approach to determine the standalone selling price of offerings, depending on the nature of the performance obligation. Performance obligations whose standalone selling price is estimated using an expected cost-plus margin approach relate to the sale of customized automated cold sample management systems and service-type warranties within the Brooks Life Sciences Products segment.

Revenue from the sales of certain products that involve significant customization, which primarily include automated cold sample management systems is recognized over time as the asset created by our performance does not have alternative use to us and an enforceable right to payment for performance completed to date is present. We recognize revenue as work progresses based on a percentage of actual labor hours incurred on the project to-date and total estimated labor hours expected to be incurred on the project. The selection of the method to measure progress towards completion requires judgment. We have concluded that using the percentage of labor hours incurred to estimated labor hours needed to complete the project most appropriately depicts our efforts towards satisfaction of the performance obligation. We develop profit estimates for long-term contracts based on total revenue expected to be generated from the project and total costs anticipated to be incurred in the project. These estimates are based on a number of factors, including the degree of required product customization and the work required to be able to install the product in the customer’s existing environment, as well as our historical experience, project plans and an assessment of the risks and uncertainties inherent in the contract related to implementation delays or performance issues that may or may not be within our control. We estimate a loss on a contract by comparing total estimated contract revenue to the total estimated contract costs and recognize a loss during the period in which it becomes probable and can be reasonably estimated. We review profit estimates for long-term contracts during each reporting period and revise the estimate based on changes in circumstances.

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

Significant judgment is used in determining fair values of assets acquired and liabilities assumed, as well as intangibles and their estimated useful lives. Fair value and useful life determinations are based on, among other factors, estimates of future expected cash flows, royalty cost savings and appropriate discount rates used in computing present values. Particularly for GENEWIZ, management applied significant judgment in estimating the fair value of the acquired intangible assets, which involved significant estimates and assumptions with respect to forecast revenue growth rates, gross margin percentage, selling, general and administrative expense percentage and the discount rate. These judgments may materially impact the estimates used in allocating acquisition date fair values to assets acquired and liabilities assumed, as well as our current and future operating results. Actual results may vary from these estimates that may result in adjustments to goodwill and acquisition date fair values of assets and liabilities during a measurement period or upon a final determination of asset and liability fair values, whichever occurs first. Adjustments to fair values of assets and liabilities made after the end of the measurement period are recorded within our operating results.

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

We have three operating and three reportable segments consisting of Brooks Semiconductor Solutions Group, Brooks Life Sciences Products and Brooks Life Sciences Services. We have six reporting units, including three reporting units within the Brooks Semiconductor Solutions Group operating segment, one reporting unit within Brooks Life Sciences Products operating segment and two reporting units within the Brooks Life Sciences Services operating segment.

We perform our annual goodwill impairment assessment on April 1st of each fiscal year. We evaluate a reporting unit’s goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of such reporting unit below its carrying value. In accordance with ASC 350, Intangibles- Goodwill and Other, we initially assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine, based on this assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying value, we perform a quantitative goodwill impairment test by comparing the reporting unit’s fair value with its carrying value. An impairment loss is recognized for the amount by which the reporting unit’s carrying value exceeds its fair value, up to the total amount of goodwill allocated to the reporting unit. No impairment loss is recognized if the fair value of the reporting unit exceeds its carrying value.

We determine fair values of our reporting units based on an income approach in accordance with the discounted cash flow method, or DCF Method. The DCF Method is based on projected future cash flows and terminal value estimates discounted to their present values. Terminal value represents a present value an investor would pay on the valuation date for the rights to the cash flows of the business for the years subsequent to the discrete cash flow projection period. We consider the DCF Method to be the most appropriate valuation technique since it is based on management’s long-term financial projections. In addition to determining the fair value of our reporting units based on the DCF method, we also compare the aggregate values of our net corporate assets and reporting unit fair values to our overall market capitalization and use certain market-based valuation techniques to assess the reasonableness of the reporting unit fair values determined in accordance with the DCF Method. The key inputs used in the DCF Method include revenue growth rates, gross margin percentage, selling, general and administrative expense percentage and discount rates that are at or above our weighted-average cost of capital. We derive discount rates that are commensurate with the risks and uncertainties inherent in the respective reporting units and our internally developed projections of future cash flows.

Application of the goodwill impairment test requires judgment based on market and operational conditions at the time of the evaluation, including management’s best estimates of the reporting unit’s future business activity and the related estimates and assumptions of future cash flows from the assets that include the associated goodwill. Different assumptions of revenue growth rates, gross margin percentage, selling, general and administrative expense percentage and the discount rate used in the DCF model could results in different estimates of the reporting unit’s fair value as of each testing date.

We completed our annual goodwill impairment test as of April 1, 2020 for our six reporting units: Automation Solutions, Contamination Control Solutions and Global Semiconductor Services within the Brooks Semiconductor Solutions Group segment, as well Life Sciences Products, Sample Repository Solutions and GENEWIZ within the life sciences businesses. Based on the test results, we determined that no adjustment to goodwill was necessary. We conducted a qualitative assessment for the three reporting units within the Brooks Semiconductor Solutions Group segment and determined that it was more likely than not that their fair values were more than their carrying values. As a result of the analysis, we did not perform the quantitative assessment for these reporting units and did not recognize any impairment losses. We performed the quantitative goodwill impairment test for the three reporting units within the life sciences businesses. We determined that no adjustment to goodwill was necessary for these three reporting units. The Life Sciences Products and the Sample Repository Solutions unit’s fair values significantly exceeded book value. The GENEWIZ reporting unit, which was acquired in the first quarter of fiscal year 2019, also had a fair value in excess of its book value.

We are required to test long-lived assets, other than goodwill, for impairment when impairment indicators are present. For purposes of this test, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If we determine that indicators of potential impairment are present, we assess the recoverability of the long-lived asset group by comparing its undiscounted future cash flows to its carrying value. If the carrying value of the long-lived asset group exceeds its future cash flows, we determine fair values of the individual net assets within the long-lived asset group to assess potential impairment. If the aggregate fair values of the individual net assets of the group are less than their carrying values, an impairment loss is recognized for an amount in excess of the group’s aggregate carrying value over its fair value. The loss is allocated to the assets within the group based on their relative carrying values, with no asset reduced below its fair value. We did not test our long-lived assets for impairment during fiscal years 2020 and 2019 since no events indicating impairment occurred during the periods then ended.

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

Deferred Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider recent historical income, estimated future taxable income, carry-forward periods of tax attributes, the volatility of the semiconductor industry and ongoing tax planning strategies in assessing the need for the valuation allowance. We evaluate the realizability of our deferred tax assets by tax-paying component and assess the need for a valuation allowance on an annual and quarterly basis. We evaluate the profitability of each tax-paying component on a historic cumulative basis and on a forward-looking basis while performing this analysis. After evaluating all the relevant positive and negative evidence as of March 31, 2018, we concluded that it was more likely than not that a substantial portion of the U.S. deferred tax assets would be realized. In the second quarter of fiscal year 2018 we reached a significant level of cumulative profitability in the U.S., coupled with an improved outlook of U.S. earnings. During the full fiscal year 2018, we reduced our U.S. valuation allowance against our U.S. net deferred tax assets resulting in a tax benefit of $77.2 million. In the fourth quarter of fiscal year 2020 we reduced our U.S. valuation allowance by an additional $1.0 million based on our conclusion that it is more likely than not that there will be sufficient future foreign source income to realize the foreign tax credit carryover balance held in the U.S. The remaining portion of our U.S. valuation allowance is related to the realizability of certain state tax credits and net operating loss carry-forwards. We also continue to maintain valuation allowances against net deferred tax assets in certain foreign tax-paying components as of the end of fiscal year 2020.

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

RESULTS OF OPERATIONS

Fiscal Year Ended September 30, 2020 Compared to Fiscal Year Ended September 30, 2019

Revenue

We reported revenue of $897.3 million for fiscal year 2020 compared to $780.8 million for fiscal year 2019, an increase of $116.4 million, or 15%. The COVID-19 pandemic has had varying impacts on our business for the fiscal year ended September 30, 2020. Further discussion of the impacts by each segment are discussed below.

Our Brooks Semiconductor Solutions Group segment reported revenue of $508.7 million for fiscal year 2020 compared to $446.7 million for fiscal year 2019, an increase of $62.1 million or 14%. We reported increases in contamination control solutions revenue of $39.2 million, automation revenue of $22.4 million, and services revenue of $0.4 million. The semiconductor markets are cyclical and may fluctuate significantly from quarter to quarter. Demand for our Brooks Semiconductor Solutions Group products and services is affected by these cycles and a prolonged effect of the COVID-19 pandemic could negatively impact demand for our products and services in this segment. To date, we have experienced some disruption in our supply chain as a result of the COVID-19 pandemic, which constrained our ability to ship some of the orders in our backlog during the second and third quarters of fiscal 2020. However, we do not believe that COVID-19 pandemic has impacted our bookings or demand for our semiconductor equipment products.

Our Brooks Life Sciences Products segment reported revenue of $129.8 million for fiscal year 2020 compared to $119.0 million for fiscal year 2019, an increase of $10.7 million or 9%. The increase in revenue was driven by consumables and instruments, which delivered record revenue levels driven by COVID-19 related demand, and an increase in revenue for our BioStore III Cryo systems, partially offset by decreases in revenue from automated cold sample management systems and infrastructure services revenue which were both impacted by customer site restrictions and schedule delays due to COVID-19.

Our Brooks Life Sciences Services segment reported revenue of $258.8 million for fiscal year 2020 compared to $215.2 million for fiscal year 2019, an increase of $43.6 million or 20%. We reported an increase of $40.2 million from GENEWIZ, which was composed of $20.0 million from the additional weeks of ownership for the twelve months ended September 30, 2020, and $20.2 million from organic growth. We reported an increase in Sample Repository Solutions revenue of $3.4 million primarily driven by informatics services and storage services, partially offset by declines in outsourced genomic services and transportation services, which were negatively impacted by COVID-19. Informatics revenue was primarily driven by the acquisition of RURO in February 2020.

We estimate that the impact of the COVID-19 pandemic on our two life sciences segments’ revenue for the fiscal year ended September 30, 2020 was a net reduction of approximately $11 million in the aggregate primarily attributable to a slow-down in the marketplace, reflecting the absence of a portion of the workforces within our customers.  This slow-down was first present in the China market in the early part of the second quarter ended March 31, 2020 and began surfacing in the rest of the world in the latter part of March 2020.  Partially offsetting these declines, we experienced an increase in demand for gene synthesis services and consumables and instruments, in support of numerous activities including research and development in the areas of virus detection and vaccines. During the fourth quarter of fiscal year 2020, demand and shipments for certain products and services in our life sciences businesses which were impacted by COVID-19 recovered to levels we experienced prior to the pandemic.

We anticipate continued growth in revenue from our Brooks Life Sciences Products segment and our Brooks Life Sciences Services segment through our internally-developed products and services and through our acquired businesses. We will continue to seek opportunities to expand our market share in the semiconductor and adjacent technology markets served by our Brooks Semiconductor Solutions Group segment. Our sales into the semiconductor and adjacent technology markets are substantially driven by our customers’ significant capital investments. These markets are cyclical, often fluctuating significantly from quarter to quarter. Demand for our Brooks Semiconductor Solution Group products is affected by these cycles.

Revenue generated outside the United States amounted to $559.9 million, or 62% of total revenue, for fiscal year 2020 compared to $455.6 million, or 58% of total revenue, for fiscal year 2019.

Operating Income

We reported operating income of $78.5 million for fiscal year 2020 compared to $46.0 million for fiscal year 2019. The increase of 70% was driven by higher revenue and gross profit, partially offset by an increase in both research and development expenses and selling, general and administrative expenses compared to the prior fiscal year. Drivers of the increases to research and development and selling, general and administrative expenses are described below.

Operating income for our Brooks Semiconductor Solutions Segment was $80.0 million for fiscal year 2020 compared to $66.2 million for fiscal year 2019. Operating income includes charges for amortization related to completed technology of $2.9 million and $3.6 million for fiscal years 2020 and 2019, respectively. Fiscal year 2019 also includes inventory step-up charges of $0.2 million. There were no such charges in fiscal year 2020. Adjusted operating income for our Brooks Semiconductor Solutions Group segment, which excludes the charges mentioned above, was $83.0 million for fiscal year 2020 compared to $70.0 million in fiscal year 2019. Please refer to Note 20, “Segment and Geographic Information”.

Operating income for our Brooks Life Sciences Products segment was $8.2 million for fiscal year 2020 compared to an operating loss of $3.1 million for fiscal year 2019. Operating income for our Brooks Life Sciences Products segment includes charges for amortization related to completed technology of $1.2 million in each of the fiscal years 2020 and 2019. Adjusted operating income for our Brooks Life Sciences Products segment, which excludes the charges mentioned above, was $9.4 million for fiscal year 2020 compared to an operating loss of $1.8 million in fiscal year 2019. Please refer to Note 20, “Segment and Geographic Information”.

Operating income for our Brooks Life Sciences Services segment was $21.6 million for fiscal year 2020 compared to $16.6 million for fiscal year 2019. Operating income for our Brooks Life Sciences Services segment includes charges for amortization related to completed technology of $6.9 million and $5.6 million for fiscal years 2020 and 2019, respectively, and restructuring related charges of $0.3 million in each of the fiscal years 2020 and 2019. Adjusted operating income for our Brooks Life Sciences Services segment, which excludes the charges mentioned above, was $28.8 million for fiscal year 2020 compared to $22.5 million in fiscal year 2019. Please refer to Note 20, “Segment and Geographic Information”.

Gross Margin

We reported gross margins of 42.4% for fiscal year 2020 compared to 40.5% for fiscal year 2019, an increase of 1.9 points. Gross margin increased 6.3 points in the Brooks Life Sciences Products segment, 2.7 points in the Brooks Life Sciences Services segment and 0.2 points in the Brooks Semiconductor Solutions segment. Cost of revenue for fiscal year 2020 included $11.0 million of charges for amortization related to completed technology as compared to $10.4 million incurred during fiscal year 2019. Cost of revenue for both fiscal year 2020 and 2019 included $0.3 million of restructuring related charges. Additionally, fiscal year 2019 included $0.2 million of inventory step-up charges from acquisitions. There were no such charges in the current year period. Excluding these charges, margins expanded 1.7 percentage points in fiscal year 2020, as compared to fiscal year 2019.

Our Brooks Semiconductor Solutions Group segment reported gross margins of 40.9% for fiscal year 2020 compared to 40.7% for fiscal year 2019. The gross margin improvement of 0.2 percentage points was primarily driven by volume leverage and lower amortization expense related to completed technology, partially offset by adverse impact from product mix. Cost of revenue during fiscal year 2020 included $2.9 million of amortization related to completed technology as compared to $3.6 million during fiscal year 2019. During fiscal year 2019, cost of revenue included $0.2 million of inventory step-up charges, which were attributable to the acquisition of Tec-Sem. There were no such charges in fiscal year 2020. Excluding these charges, margins declined 0.1 percentage points in fiscal year 2020, as compared to fiscal year 2019, primarily due to adverse product mix.

Our Brooks Life Sciences Products segment reported gross margins of 42.9% for fiscal year 2020 compared to 36.6% for fiscal year 2019. The improvement of 6.3 points was driven by material and labor cost reductions related to large stores and BIII Cryo systems, efficiencies realized installing large stores and performing infrastructure services, and volume leverage.  Cost of revenue in each of the fiscal years 2020 and 2019 included $1.2 million of amortization related to completed technology.  Excluding these charges, margins expanded 6.2 percentage points in fiscal year 2020, as compared to fiscal year 2019.

Our Brooks Life Sciences Services segment reported gross margins of 45.0% for fiscal year 2020 compared to 42.3% for fiscal year 2019. The improvement of 2.7 points is due to volume leverage, cost performance, and favorable service mix.  Cost of revenue during fiscal year 2020 included $6.9 million of amortization related to completed technology as compared to $5.6 million incurred during fiscal year 2019. Cost of revenue for both fiscal year 2020 and 2019 included $0.3 million of restructuring related charges. Excluding these charges, margins expanded 2.8 percentage points in fiscal year 2020, as compared to fiscal year 2019.

Research and Development Expenses

Research and development expenses were $59.1 million in fiscal year 2020 compared to $56.4 million in fiscal year 2019. The increase of $2.7 million was due to increased expense of $2.5 million within the Brooks Life Sciences Services segment and $2.2 million within the Brooks Semiconductor Solutions segment, partially offset by a decline of $2.0 million within our Brooks Life Sciences Products segment.

Research and development expenses in our Brooks Semiconductor Solutions Group segment were $41.3 million in fiscal year 2020 compared to $39.1 million in fiscal year 2019. Higher research and development expenses were primarily attributable to employee related costs and outside services, driven by product development initiatives related to our vacuum robotics platform, contamination control solutions for lower technology nodes and reticle storage for EUV.

Research and development expenses in our Brooks Life Sciences Products segment were $8.8 million in fiscal 2020 compared to $10.8 million in fiscal year 2019. The decline in research and development expenses were primarily attributable to lower outside service costs and lower temporary employee costs supporting product development initiatives.

Research and development expenses in our Brooks Life Sciences Services segment were $9.1 million in fiscal 2020 compared to $6.5 million in fiscal year 2019. The increase of $2.5 million was primarily driven by acquisitions. The timing of the GENEWIZ acquisition added an additional $1.1 million of expense in fiscal year 2020 and the RURO acquisition added $0.6 million of additional expense. Investments in employee related costs and outside services to support development initiatives in our service offerings drove the remainder of the increase.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $241.1 million in fiscal year 2020 as compared to $212.0 million in fiscal year 2019. The increase of $29.2 million was due to increased expense of $17.9 million within the Brooks Life Sciences Services segment, $10.2 million within the Brooks Semiconductor Solutions segment, and $2.9 million within the Brooks Life Sciences Products segment. Our segment selling general and administrative expenses include allocations for Corporate general and administrative functions which drove $15.1 million of the $29.2 million increase. The increase in Corporate expenses were driven by legal and audit fees, and finance and IT department expenses. Corporate expenses, not allocated to segments, were $30.0 million in fiscal year 2020, compared to $31.8 million in fiscal year 2019. Unallocated corporate expenses included amortization expense related primarily to customer relationships of $30.8 million and $24.7 million, during fiscal years 2020 and 2019, respectively, and merger and acquisition related expenses of $0.5 million and $6.7 million, during fiscal years 2020 and 2019, respectively.

Selling, general and administrative expenses in our Brooks Semiconductor Solutions Group segment were $86.6 million in fiscal year 2020 as compared to $76.4 million in fiscal year 2019. The increase of $10.2 million was primarily due to an increase in corporate allocated costs and segment employee payroll costs, partially offset by decreases in employee travel, trade shows and conferences.

Selling, general and administrative expenses in our Brooks Life Sciences Products segment were $38.8 million in fiscal year 2020 as compared to $35.9 million in fiscal year 2019. The increase of $2.9 million is primarily due to higher corporate allocated costs and higher sales commissions partially offset by decreases in employee related costs as a result of restructuring actions taken in 2019 and 2020 and decreases in expenses related to employee travel, trade shows, and conferences.

Selling, general and administrative expenses in our Brooks Life Sciences Services segment were $85.8 million in fiscal year 2020 as compared to $67.9 million in fiscal year 2019. The increase of $17.9 million is primarily related to acquisitions, corporate allocations, and bad debt expense, partially offset by lower employee travel expense. The timing of the GENEWIZ acquisition added an additional $5.1 million of expense in fiscal year 2020 and the RURO acquisition added $1.2 million of additional expense in fiscal year 2020.

Non-Operating Income (Expenses)

Interest income – During fiscal years 2020 and 2019, we recorded interest income of $0.8 million and $1.5 million respectively, which primarily represented interest earned on our marketable securities.

Interest expense – During fiscal years 2020 and 2019, we recorded interest expense of $2.9 million and $22.2 million, respectively. The decrease in interest expense in the current fiscal year compared to the prior fiscal year is due to carrying less debt. We extinguished $495.3 million of debt during the fourth quarter of fiscal year 2019.

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

Other expenses, net – During fiscal years 2020 and 2019 we recorded other expenses, net of $1.4 million and $1.5 million, respectively.

Income Tax Provision

We recorded an income tax provision on continuing operations of $9.9 million in fiscal year 2020 compared to an income tax benefit of $0.1 million in fiscal year 2019. The income tax expense for fiscal year 2020 was primarily driven by the provision on earnings from operations during the year. The expense was partially offset by a $6.4 million stock compensation windfall benefit for tax deductions that exceeded the associated compensation expense, a $2.0 million benefit from research tax credits, and a benefit of $0.5 million from a reduction of deferred tax liabilities related to the extension of a tax rate incentive in China.

The income tax benefit during fiscal year 2019 was driven primarily by benefits in the U.S. jurisdiction related to continuing operations losses, research tax credits, and stock compensation deductions in excess of book expenses. We also recorded a $1.4 million benefit due to a state tax change that resulted from the acquisition of GENEWIZ. We also recorded a tax provision of $3.0 million during the year related to changes in the toll charge based on a change in tax legislation and the completion of all accounting of the charge under SAB 118. The overall benefit for fiscal year 2019 was partially offset by the tax provisions on earnings in our foreign jurisdictions during the year.

Discontinued Operations

On July 1, 2019, we completed the sale of the semiconductor cryogenics business which we include as a discontinued operation. We recorded $0.2 million of net loss from discontinued operations for fiscal year 2020. We recorded revenue of $109.5 million and $427.9 million of net income from discontinued operations for fiscal year 2019, which includes the net gain on sale of the business of $408.6 million. The net income is also inclusive of income from the ULVAC Cryogenics, Inc. joint venture in 2019. The income from discontinued operations only includes direct operating expenses incurred that (1) are clearly identifiable as costs being disposed of upon completion of the sale and (2) will not be continued by the Company on an ongoing basis. Indirect expenses which supported the semiconductor cryogenics business, and which remained as part of the continuing operations, are not reflected in income from discontinued operations.

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

Overview of Cash Flows and Liquidity

Our cash and cash equivalents, restricted cash and marketable securities as of September 30, 2020 and 2019 consist of the following (in thousands):

	Year Ended September 30,
	2020	2019
Cash and cash equivalents	$295,649	$301,642
Restricted cash	6,877	3,529
Short-term marketable securities	67	34,124
Long-term marketable securities	3,101	2,845
	$305,694	$342,140

Our cash and cash equivalents, restricted cash and marketable securities were $305.7 million as of September 30, 2020. Our cash balances are held in numerous locations throughout the world, with the substantial majority of those amounts located outside of the United States. As of September 30, 2020, we had cash and cash equivalents of $295.7 million, of which $241.1 million was held outside of the United States. If these funds are needed for the United States operations, we would need to repatriate these funds. As a result of recent changes in U.S. tax legislation, any repatriation in the future would likely not result in U.S. federal income tax. Our intent is to reinvest these funds outside of the United States and our current operating plans do not demonstrate a need to repatriate these funds for our U.S. operations. We had marketable securities of $3.2 million and $37.0 million as of September 30, 2020 and 2019, respectively. Our marketable securities are generally readily convertible to cash without an adverse impact.

Fiscal Year Ended September 30, 2020 Compared to Fiscal Year Ended September 30, 2019

Overview

Cash Flows and Liquidity - Cash and cash equivalents, restricted cash and marketable securities were $305.7 million at September 30, 2020 as compared to $342.1 million at September 30, 2019. The decrease of $36.4 million was comprised of outflows of $39.9 million for capital expenditures, $15.7 million for acquisitions, and $29.5 million for dividends, partially offset by cash inflows from operating activities of $37.9 million. Cash inflows from operating activities was $37.9 million and was comprised of $64.9 million of net income and $77.2 million of adjustments to net income for non-cash items, partially offset by $91.5 million of cash taxes paid for the gain on the sale of the semiconductor cryogenics business and $12.7 million uses of cash from the changes in operating assets and liabilities.

Divestiture and Extinguishment of Debt

In the fiscal year 2019, we completed the sale of the semiconductor cryogenics business for $661.5 million which excludes $6.3 million retained by the buyer at closing to preliminarily settle net working capital adjustments. Net proceeds from the sale were $553.1 million, net of estimated taxes payable and closing costs. In connection with the completion of the sale of our semiconductor cryogenics business, we used $348.3 million of the cash proceeds from the sale to extinguish the total remaining outstanding balance of the incremental term loan and $147.0 million of the cash proceeds from the sale to extinguish a portion of the outstanding balance of the term loan. The total amount of debt extinguished was $495.3 million.

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as earnings, working capital needs and the timing of payments for income taxes, restructuring activities and other charges impact reported cash flows.

Cash flows provided by operating activities were $37.9 million during fiscal year 2020 and were comprised primarily of $50.5 million of earnings, which included $64.9 million of net income and a $77.2 million impact of non-cash related items, partially offset by $91.5 million of cash taxes paid for the gain on the sale of the semiconductor cryogenics business. Cash flows provided by operating activities also included $12.7 million in uses of cash from the changes in operating assets and liabilities. The changes in operating assets and liabilities that resulted in a use of cash consisted primarily of an increase in accounts receivable and inventory levels. These uses of cash were partially offset by an increase in accrued expenses and other liabilities, accrued compensation and tax withholdings and increased prepaid expenses and other assets. Cash flows provided by operating activities were $90.9 million during fiscal year 2019 and comprised primarily of earnings of $84.6 million and sources of cash provided by changes in operating assets and liabilities of $6.3 million. Earnings of $84.6 million consists of net income of $437.4 million offset by the impact of non-cash related charges of $352.8 million which includes the net gain on the sale of our semiconductor cryogenics business of $408.6 million and $13.4 million of contingent transaction fees paid related to the closing of the sale of the cryogenics business. The changes in operating assets and liabilities which results in sources of cash consisted primarily of an increase in accrued expenses and other liabilities which includes accrued taxes of approximately $95.0 million related to the sale of our semiconductor cryogenics business, as well as decreases in accounts receivable, prepaid expenses and other current assets and an increase of deferred revenue. These sources of cash were partially offset by decreased accrued compensation and tax withholdings.

Discontinued operations contributed $0.2 million loss and $427.9 million gain for fiscal years ended 2020 and 2019, respectively, in the net income referenced for the respective periods above. Net income for fiscal year 2019 includes the net gain on sale of the semiconductor cryogenics business of $408.6 million. The sale of the semiconductor cryogenics business was completed on July 1, 2019.

Investing Activities

Cash flows from investing activities consist primarily of cash used for acquisitions, proceeds from divestitures, capital expenditures and purchases of marketable securities as well as cash proceeds generated from sales and maturities of marketable securities. Cash used in investing activities was $22.7 million during fiscal year 2020 and consisted of $39.9 million for capital expenditures and $15.7 million for acquisitions, partially offset by $33.9 million of net proceeds from the purchases, sales and maturities of marketable securities. Cash provided by investing activities was $211.3 million during fiscal year 2019 and consisted of $661.6 million related to the proceeds from the sale of our semiconductor cryogenics business, partially offset by net cash outflows of $442.7 million to acquire GENEWIZ, $23.9 million of capital expenditures, and net purchases, sales and maturities of marketable securities of $16.2 million.

Capital expenditures were $39.9 million during fiscal year 2020 as compared to $23.9 million during the fiscal year 2019. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology infrastructure. Capital expenditures for the fiscal year 2020 included $8.3 million for construction in process of a building site in Suzhou, China. The site is intended to replace space currently leased in three different buildings in the same city and to allow for growth.

Financing Activities

Cash used for financing activities was $27.0 million during fiscal year 2020 and included net cash outflows for cash dividends paid of $29.5 million. Cash used for financing activities was $191.2 million during fiscal year 2019 and included net cash outflows of $163.8 million primarily related to the extinguishment of debt and principal payments on our term loans totaling $850.2 million offset by proceeds of $686.4 million. Proceeds from the incremental term loan in the first quarter of fiscal year 2019 were $340.5 million. In the second quarter of fiscal year 2019, we syndicated the incremental term loan which resulted in an extinguishment of the incremental term loan of $349.1 million and proceeds from syndication of $345.2 million. Cash outflows also included cash dividends paid of $28.9 million.

China Facility

In April 2019, we committed to construct a facility in Suzhou China, to consolidate the Suzhou operations of the GENEWIZ business and provide infrastructure to support future growth.  The facility is being constructed in two phases.  We have incurred $9.0 million of capital expenditures to date related to the construction of the facility, which includes $8.3 million and $0.7 million, respectively, for fiscal years 2020 and 2019. We expect to incur an additional $41 to $46 million of capital expenditures related to this facility over the next four years.

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

The credit agreement, as amended, for contains certain customary representations and warranties, covenants and events of default. As of September 30, 2020, we were in compliance with all covenants and conditions under the credit agreement, as amended.

In connection with our acquisition of GENEWIZ in November 2018, we assumed three five-year term loans and two one-year term loans. At September 30, 2020, we had an aggregate outstanding principal balance of $0.8 million under the three five-year term loans. The two one-year short term loans matured and were repaid in full as of September 30, 2019.

At September 30, 2020, the aggregate outstanding principal balance of all outstanding term loans was $50.4 million, excluding unamortized deferred financing costs of $0.4 million. Borrowings under the term loans bear variable interest rates. As a result, we may experience exposure to interest rate risk due to the potential volatility associated with the variable interest rates on the term loans. If rates increase, we may be subject to higher costs of servicing the loans which could reduce our profitability and cash flows. During the year ended September 30, 2020, the weighted average stated interest rate on the term loans was 4.1%. During the year ended September 30, 2020, we incurred aggregate interest expense of $2.4 million on the term loans, including $0.2 million of deferred financing costs amortization. Our debt service requirements are expected to be funded through our existing sources of liquidity and operating cash flows.

Line of Credit Facility

We maintain a revolving line of credit under a credit agreement with Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A that provides for a revolving credit facility of up to $75.0 million, subject to borrowing base availability, as defined in the credit agreement. The line of credit matures on October 4, 2022. The proceeds from the line of credit are available for permitted acquisitions and general corporate purposes.

As of September 30, 2020, we had approximately $45.5 million available for borrowing under the line of credit. There were no amounts outstanding pursuant to the line of credit as of September 30, 2020. The amount of funds available for borrowing under the credit agreement may fluctuate each period based on our borrowing base availability. The credit agreement contains certain customary representations and warranties, a financial covenant, affirmative and negative covenants, as well as events of default. We were in compliance with the credit agreement as of September 30, 2020. Although we believe we will be able to generate sufficient cash in the United States and foreign jurisdictions to fund future operating costs, we secured the revolving line of credit as an additional assurance for maintaining liquidity in the United States during potentially severe downturns of the cyclical semiconductor market, as well as for strategic investments and acquisitions.

Dividends

Our Board of Directors declared the following dividends during the fiscal years 2020 and 2019 (in thousands, except per share data):

	Dividend
	per	Record	Payment
Declaration Date	Share	Date	Date	Total
Fiscal Year Ended September 30, 2020
November 1, 2019	0.10	December 6, 2019	December 20, 2019	$7,362
January 24, 2020	0.10	March 6, 2020	March 27, 2020	7,375
April 29, 2020	0.10	June 5, 2020	June 26, 2020	7,376
July 29, 2020	0.10	September 4, 2020	September 25, 2020	7,383
Fiscal Year Ended September 30, 2019
November 6, 2018	$0.10	December 2, 2018	December 20, 2018	$7,191
January 30, 2019	0.10	March 1, 2019	March 22, 2019	7,212
April 26, 2019	0.10	June 7, 2019	June 28, 2019	7,222
July 31, 2019	0.10	September 6, 2019	September 27, 2019	7,230

On November 5, 2020, our Board of Directors approved a cash dividend of $0.10 per share of our common stock. The total dividend of approximately $7.4 million will be paid on December 17, 2020 to shareholders of record at the close of business on December 4, 2020. Dividends are declared at the discretion of our Board of Directors and depend on actual cash flow from operations, our financial condition, debt service and capital requirements and any other factors our

Board of Directors may consider relevant. We intend to pay quarterly cash dividends in the future; however, the amount and timing of these dividends may be impacted by the cyclical nature of certain markets we serve or the impact of the COVID-19 pandemic. We may reduce, delay or cancel a quarterly cash dividend based on the severity of a cyclical downturn or if the effects of the COVID-19 pandemic are prolonged.

Share Repurchase Program

On September 29, 2015, our Board of Directors approved a share repurchase program for up to $50.0 million worth of our common stock. The timing and amount of any shares repurchased are based on market and business conditions, legal requirements and other factors and may be commenced or suspended at any time at our discretion. There were no shares repurchased under this program during fiscal year 2020.

Contractual Obligations and Requirements

Our contractual obligations were as follows at September 30, 2020 (in thousands):

		Less than	One to	Four to
	Total	One Year	Three Years	Five Years	Thereafter
Contractual Cash Obligations:
Pension and other post-retirement benefit plans	6,944	538	850	867	4,689
Term loan	50,415	827	—	49,588	—
Inventory purchase commitment	127,900	116,047	11,853	—	—
IT-related commitments	22,607	6,921	9,844	5,524	318
China facility commitments	13,153	9,516	3,637	—	—
Other commitments	229	229	—	—	—
Total contractual cash obligations	$221,248	$134,078	$26,184	$55,979	$5,007
Other Commercial Commitments:
Letters of credit	$1,267	$745	$522	$—	$—
Total commitments	$222,515	$134,823	$26,706	$55,979	$5,007

The letters of credit of approximately $1.3 million are related primarily to customer advances and other performance obligations at September 30, 2020. These arrangements guarantee the refund of advance payments received from our customers in the event that the product is not delivered or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if we fail to meet certain contractual requirements. None of these obligations were called during fiscal year 2020, and we currently do not anticipate any of these obligations to be called in the near future.

As of September 30, 2020, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was $19.2 million, all of which represents a potential future cash outlay, in comparison to September 30, 2019 where the balance was $18.3 million. The increase in the balance over the year was primarily driven by normal interest accruals on our preexisting unrecognized tax benefits for uncertain tax positions. We are unable to make a reasonably reliable estimate of the timing of the cash settlement for these liabilities since the timing of future tax examinations by various tax jurisdictions and the related resolution is uncertain, however, $15.3 million of this liability is indemnified by the sellers of GENEWIZ.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, restricted cash and short-term and long-term investments and fluctuations in foreign currency exchange rates.

Interest Rate Exposure

Our term loan bears variable interest rates which subjects us to interest rate risk. Our primary interest rate risk exposure results from changes in the short-term LIBOR rate, the federal funds effective rate and the prime rate. As of September 30, 2020, the weighted average stated interest rate on all of our term loans, including the three five-year term loans assumed in connection with our acquisition of GENEWIZ in November 2018, was 4.1%. At September 30, 2020, the outstanding term loan principal balance was $50.4 million, excluding unamortized deferred financing costs of $0.4 million. During fiscal year 2020, we incurred aggregate interest expense of $2.4 million on all of our term loans. A hypothetical 100 basis point change in interest rates would result in a $0.5 million change in interest expense incurred during fiscal year 2020.

Our cash and cash equivalents and restricted cash consist principally of money market securities which are short-term in nature. At September 30, 2020 and 2019, our aggregate short-term and long-term investments were $3.2 million and $37.0 million, respectively, and consisted mostly of highly rated corporate debt securities and municipal securities. At September 30, 2020 and 2019, the unrealized loss position on marketable securities was insignificant, which is included in “Accumulated other comprehensive income” in the Consolidated Balance Sheets. A hypothetical 100 basis point change in interest rates would result in an annual change of approximately $0.2 million and $0.3 million, respectively, in interest income earned in fiscal years 2020 and 2019.

Currency Rate Exposure

We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were 38% and 35%, respectively, of our total sales for fiscal years ended September 30, 2020 and 2019. These sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.

In the normal course of our business, we have liquid assets denominated in non-functional currencies which include cash, short-term advances between our legal entities and accounts receivable which are subject to foreign currency exposure. Such balances were approximately $142.9 million and $117.7 million, respectively, at September 30, 2020 and 2019, and related to the Euro, British Pound and a variety of Asian currencies. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to mitigate our exposures to currency movement. We incurred foreign currency losses of $3.4 million and $1.8 million, respectively, in fiscal years 2020 and 2019, which related to the currency fluctuation on these balances between the time the transaction occurred and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates would result in a change of $1.4 million and $0.2 million, respectively, in our net income during fiscal years 2020 and 2019.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Brooks Automation, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Brooks Automation, Inc. and its subsidiaries (the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended September 30, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases effective October 1, 2019.

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

Goodwill Impairment Assessment – GENEWIZ Reporting Unit

As described in Notes 2, 4 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $502 million as of September 30, 2020, of which $235 million relates to the GENEWIZ reporting unit. Goodwill is tested for impairment annually or more often if impairment indicators are present at the reporting unit level. The Company elected April 1st as its annual goodwill impairment assessment date. If the existence of events or circumstances indicates that it is more likely than not that fair values of the reporting units are below their carrying values, the Company performs additional impairment tests during interim periods to evaluate goodwill for impairment. As disclosed by management, the fair values of the reporting units are determined based on an income approach in accordance with the discounted cash flow method, or DCF method. The DCF method is based on projected future cash flows and terminal value estimates discounted to their present values. Application of the goodwill impairment test requires judgment based on market and operational conditions at the time of the evaluation, including management’s best estimates of the reporting unit’s future business activity and the related estimates and assumptions of future cash flows from the assets that include the associated goodwill. Different assumptions of revenue growth rates, gross margin percentage, selling, general and administrative expense percentage and discount rates used in the DCF model could result in different estimates of the reporting unit’s fair value as of each testing date.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the GENEWIZ reporting unit is a critical audit matter are the significant judgment by management when determining the fair value of the GENEWIZ reporting unit, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to management’s significant assumptions related to revenue growth rates, gross margin percentage, selling, general and administrative expense percentage and discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the goodwill impairment assessment, including controls over management’s determination of the revenue growth rates, gross margin percentage, selling, general and administrative expense percentage and discount rate. These procedures also included, among others, (i) testing management’s process for determining the fair value of the GENEWIZ reporting unit, (ii) evaluating the appropriateness of the DCF model, (iii) testing the completeness and accuracy of the underlying data used in the model, and (iv) evaluating the reasonableness of significant assumptions used by management related to revenue growth rates, gross margin percentage, selling, general and administrative expense percentage and discount rate. Evaluating management’s assumptions related to the revenue growth rates, gross margin percentage and selling, general and administrative expense percentage involved evaluating whether the assumptions used were reasonable considering the past performance of the reporting unit and industry data. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the DCF model and the reasonableness of the discount rate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

November 18, 2020

We have served as the Company’s auditor since 2016.

BROOKS AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2020	2019

	(In thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$295,649	$301,642
Marketable securities	67	34,124
Accounts receivable, net	188,291	165,602
Inventories	114,834	99,445
Prepaid expenses and other current assets	50,612	46,332
Total current assets	649,453	647,145
Property, plant and equipment, net	117,665	100,669
Long-term marketable securities	3,101	2,845
Long-term deferred tax assets	4,979	5,064
Goodwill	501,536	488,602
Intangible assets, net	218,325	251,168
Other assets	64,066	20,506
Total assets	$1,559,125	$1,515,999
Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$827	$829
Accounts payable	61,758	58,919
Deferred revenue	31,357	29,435
Accrued warranty and retrofit costs	8,201	7,175
Accrued compensation and benefits	43,267	31,375
Accrued restructuring costs	181	1,040
Accrued income taxes payable	10,094	99,263
Accrued expenses and other current liabilities	55,433	44,234
Total current liabilities	211,118	272,270
Long-term debt	49,588	50,315
Long-term tax reserves	19,168	18,274
Long-term deferred tax liabilities	17,798	20,636
Long-term pension liabilities	6,406	5,338
Long-term operating lease liabilities	31,855	—
Other long-term liabilities	9,578	10,212
Total liabilities	345,511	377,045
Commitments and contingencies (Note 22)
Stockholders' Equity
Preferred stock, $0.01 par value - 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value - 125,000,000 shares authorized, 87,293,710 shares issued and 73,831,841 shares outstanding at September 30, 2020, 85,759,700 shares issued and 72,297,831 shares outstanding at September 30, 2019	873	857
Additional paid-in capital	1,942,850	1,921,954
Accumulated other comprehensive income	21,919	3,511
Treasury stock, at cost - 13,461,869 shares	(200,956)	(200,956)
Accumulated deficit	(551,072)	(586,412)
Total stockholders' equity	1,213,614	1,138,954
Total liabilities and stockholders' equity	$1,559,125	$1,515,999

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2020	2019	2018

	(In thousands, except per share data)
Revenue
Products	$573,876	$504,029	$482,389
Services	323,397	276,819	149,171
Total revenue	897,273	780,848	631,560
Cost of revenue
Products	337,442	302,237	288,323
Services	179,807	162,351	97,156
Total cost of revenue	517,249	464,588	385,479
Gross profit	380,024	316,260	246,081
Operating expenses
Research and development	59,063	56,368	46,936
Selling, general and administrative	241,137	211,960	167,022
Restructuring charges	1,366	1,894	714
Total operating expenses	301,566	270,222	214,672
Operating income	78,458	46,038	31,409
Interest income	849	1,449	1,881
Interest expense	(2,944)	(22,250)	(9,520)
Loss on extinguishment of debt	—	(14,339)	—
Other expenses, net	(1,391)	(1,455)	(3,304)
Income before income taxes	74,972	9,443	20,466
Income tax provision (benefit)	9,937	(111)	(47,251)
Income from continuing operations	65,035	9,554	67,717
Income (loss) from discontinued operations, net of tax	(182)	427,862	48,747
Net income	$64,853	$437,416	$116,464
Net loss attributable to noncontrolling interest	—	—	111
Net income attributable to Brooks Automation, Inc.	$64,853	$437,416	$116,575
Basic net income per share attributable to Brooks Automation, Inc.:
Income from continuing operations	$0.88	$0.13	$0.96
Income (loss) from discontinued operations, net of tax	(0.00)	5.95	0.69
Basic net income per share	$0.88	$6.08	$1.65
Diluted net income per share attributable to Brooks Automation, Inc.:
Income from continuing operations	$0.88	$0.13	$0.95
Income (loss) from discontinued operations, net of tax	(0.00)	5.91	0.69
Diluted net income per share	$0.88	$6.04	$1.64
Weighted average shares used in computing net income per share:
Basic	73,557	71,992	70,489
Diluted	73,850	72,386	70,937

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended September 30,
	2020	2019	2018

	(In thousands)
Net income	$64,853	$437,416	$116,464
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	18,877	(9,333)	(1,651)
Unrealized (losses) gains on marketable securities, net of tax effects of $0, ($1) and $0 for fiscal years 2020, 2019 and 2018	7	104	(111)
Actuarial gains (losses), net of tax effects of $27, $13 and ($49) for fiscal years 2020, 2019 and 2018	(476)	(847)	136
Total other comprehensive income, net of tax	18,408	(10,076)	(1,626)
Comprehensive income	83,261	427,340	114,838
Comprehensive loss attributable to noncontrolling interest	—	—	111
Comprehensive income attributable to common stockholders	$83,261	$427,340	$114,949

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2020	2019	2018
	(In thousands)
Cash flows from operating activities
Net income	$64,853	$437,416	$116,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,496	54,454	37,429
Impairment of property, plant and equipment	—	285	—
Stock-based compensation	16,317	20,113	19,822
Amortization of premium on marketable securities and deferred financing costs	233	1,121	710
Earnings of equity method investments	—	(6,188)	(6,788)
Loss recovery on insurance claim	—	—	(1,103)
Deferred income taxes	(5,407)	(15,161)	(45,217)
Loss on extinguishment of debt	—	14,339	—
Other losses on disposals of assets	226	209	(758)
Loss (gain) on sale of divestiture, net of tax	319	(408,575)	—
Contingent transaction fees paid stemming from divestiture	—	(13,388)	—
Taxes paid stemming from divestiture	(91,500)	—	—
Changes in operating assets and liabilities, net of acquisitions and divestiture:
Accounts receivable	(18,755)	(11,445)	(28,463)
Inventories	(13,144)	(2,933)	(24,365)
Prepaid expenses and other assets	25,642	(16,009)	(3,676)
Accounts payable	792	4,695	5,457
Deferred revenue	(139)	4,213	2,791
Accrued warranty and retrofit costs	760	1,109	(157)
Accrued compensation and tax withholdings	11,097	(6,453)	5,978
Accrued restructuring costs	(865)	399	(1,080)
Proceeds from recovery on insurance claim	—	1,082	—
Accrued expenses and other liabilities	(18,059)	31,615	(3,080)
Net cash provided by operating activities	37,866	90,898	73,964
Cash flows from investing activities
Purchases of property, plant and equipment	(39,924)	(23,861)	(12,787)
Purchases of marketable securities	(10,894)	(35,225)	(69,692)
Sales of marketable securities	2,492	48,903	1,584
Maturities of marketable securities	42,328	2,557	17,482
Proceeds from divestiture	—	661,642	—
Acquisitions, net of cash acquired	(15,744)	(442,704)	(85,755)
Issuance of a note receivable	(1,000)	—	—
Proceeds from the sale of property, plant and equipment	—	—	200
Proceeds from other investments	—	—	500
Net cash (used in) provided by investing activities	(22,742)	211,312	(148,468)
Cash flows from financing activities
Proceeds from term loans, net of discount	—	686,386	197,554
Proceeds from issuance of common stock	4,595	3,422	2,826
Payments of financing costs	—	(687)	(318)
Principal payments on debt	(828)	(850,190)	(1,500)
Payments of finance leases	(1,277)	(1,197)	—
Common stock dividends paid	(29,513)	(28,895)	(28,285)
Net cash (used in) provided by financing activities	(27,023)	(191,161)	170,277
Effects of exchange rate changes on cash and cash equivalents	9,254	(3,586)	313
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,645)	107,463	96,086
Cash, cash equivalents and restricted cash, beginning of period	305,171	197,708	101,622
Cash, cash equivalents and restricted cash, end of period	$302,526	$305,171	$197,708
Supplemental disclosures:
Cash paid for interest	$2,159	$20,799	$6,537
Cash paid for income taxes, net	102,010	16,990	21,051
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$295,649	$301,642	$197,708
Short-term restricted cash included in prepaid expenses and other current assets	3,567	3,529	—
Long-term restricted cash included in other assets	3,310	—	—
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$302,526	$305,171	$197,708

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

							Total
							Brooks
		Common		Accumulated			Automation,
	Common	Stock at	Additional	Other			Inc.	Noncontrolling
	Stock	Par	Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’	Interests in	Total
	Shares	Value	Capital	Income	Deficit	Stock	Equity	Subsidiaries	Equity

	(In thousands, except share data)
Balance September 30, 2017	83,294,848	$833	$1,874,918	$15,213	$(1,082,364)	$(200,956)	$607,644	$—	$607,644
Shares issued under restricted stock and purchase plans, net	869,282	8	2,818				2,826		2,826
Stock-based compensation			19,822				19,822		19,822
Common stock dividends declared, at $0.40 per share					(28,285)		(28,285)		(28,285)
Acquisition of noncontrolling interest			876				876	111	987
Net income					116,575		116,575	(111)	116,464
Foreign currency translation adjustments				(1,651)			(1,651)		(1,651)
Changes in unrealized losses on marketable securities, net of tax effects of $0				(111)			(111)		(111)
Actuarial gains arising in the year, net of tax effects of ($49)				136			136		136
Balance September 30, 2018	84,164,130	841	1,898,434	13,587	(994,074)	(200,956)	717,832	—	717,832
Shares issued under restricted stock and purchase plans, net	1,595,570	16	3,407				3,423		3,423
Stock-based compensation			20,113				20,113		20,113
Common stock dividends declared, at $0.40 per share					(28,895)		(28,895)		(28,895)
Net income					437,416		437,416		437,416
Foreign currency translation adjustments				(9,333)			(9,333)		(9,333)
Changes in unrealized losses on marketable securities, net of tax effects of ($1)				104			104		104
Actuarial loss arising in the year, net of tax effects of $13				(847)			(847)		(847)
Cumulative effect of adoption of ASC 606				—	(859)		(859)		(859)
Balance September 30, 2019	85,759,700	857	1,921,954	3,511	(586,412)	(200,956)	1,138,954	—	1,138,954
Shares issued under restricted stock and purchase plans, net	1,534,010	16	4,579				4,595		4,595
Stock-based compensation			16,317				16,317		16,317
Common stock dividends declared, at $0.40 per share					(29,513)		(29,513)		(29,513)
Net income					64,853		64,853		64,853
Foreign currency translation adjustments				18,877			18,877		18,877
Changes in unrealized losses on marketable securities, net of tax effects of $0				7			7		7
Actuarial loss arising in the year, net of tax effects of $27				(476)			(476)		(476)
Balance September 30, 2020	87,293,710	$873	$1,942,850	$21,919	$(551,072)	$(200,956)	$1,213,614	$—	$1,213,614

The accompanying notes are an integral part of these consolidated financial statements.

BROOKS AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of the Business

Brooks Automation, Inc. (“Brooks”, or the “Company”) is a leading global provider of manufacturing automation solutions for the semiconductor industry, and life science sample-based services and solutions for the life sciences market. In the semiconductor manufacturing market, the Company provides precision robotics, integrated automation systems, and contamination control solutions to semiconductor fabrication plants and original equipment manufacturers (“OEMs”) worldwide. In the life sciences market, the Company offers a full suite of services and solutions for analyzing, managing, and storing biological and chemical compound samples to advance research and development for clinical, pharmaceutical, and other scientific endeavors. The Company’s life sciences solutions include gene sequencing and synthesis, a broad suite of high-throughput automated cryogenic storage products, related consumables, sample inventory software, as well as fully outsourced solutions for sample storage, transport, and inventory management. The Company’s leadership positions and its global support capability in each of these markets make it a valued business partner to the largest semiconductor and semiconductor capital equipment manufacturers, and pharmaceutical and life sciences research institutions in the world.

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

On July 1, 2019, the Company completed the sale of the semiconductor cryogenics business for $661.5 million, which excludes $6.3 million retained by Edwards at closing as a result of the initial net working capital adjustments. Net cash proceeds from the sale were $553.1 million, after deducting estimated taxes payable and closing costs, which remains subject to adjustment for the final determination of working capital and other items. In connection with the closing the parties entered into Amendment No. 2 to the Asset Purchase Agreement. As part of this amendment, liabilities assumed by Edwards were revised to include accounts payable related to the semiconductor cryogenics business. As of September 30, 2018, the Company revised its accounts payable balance on a continuing operations basis to exclude accounts payable related to the semiconductor cryogenics business and revised its current liabilities held for sale balance to include accounts payable related to the semiconductor cryogenics business on its Consolidated Balance Sheets. Accounts payable and total liabilities of the discontinued operation had also been revised in Note 3, “Discontinued Operations”. As of September 30, 2018 and 2017, the accounts payable balance related to the semiconductor cryogenics business was $11.1 million and $10.6 million, respectively. The Company also revised these balances in previously reported historical periods in the event those periods are presented in any filings.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates are associated with recording accounts receivable, inventories, goodwill, intangible assets other than goodwill, long-lived assets, derivative financial instruments, deferred income taxes, warranty obligations, revenue recognized in accordance with the percentage of completion method, and stock-based compensation expense. The Company assesses the estimates on an ongoing basis and records changes in estimates in the period they occur and become known. Actual results could differ from these estimates.

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

Foreign Currency Translation

Certain transactions of the Company and its subsidiaries are denominated in currencies other than their functional currency. Foreign currency exchange gains (losses) generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other expenses, net” in the Company’s Consolidated Statements of Operations. Net foreign currency transaction and remeasurement losses totaled $3.4 million, $1.8 million and $3.3 million for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash deposits and cash equivalents, marketable securities, derivative instruments and accounts receivable. All of the Company’s cash and cash equivalents, restricted cash, marketable securities and derivative instruments are maintained by major financial institutions.

The Company invests cash not used in operations in investment grade, high credit quality securities in accordance with the Company’s investment policy which provides guidelines and limits regarding investments type, concentration, credit quality and maturity terms aimed at maintaining liquidity and reducing risk of capital loss.

The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses. The Company’s ten largest customers accounted for approximately 33%, 28% and 34% of its consolidated revenue for the fiscal years ended September 30, 2020, 2019 and 2018, respectively. No customers accounted for more than 10% of the Company’s consolidated revenue for fiscal years 2020, 2019 and 2018.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, marketable securities, derivative instruments, the term loan, accounts receivable, and accounts payable. Marketable securities and derivative instruments are measured at fair value based on quoted market prices or observable inputs other than quoted market prices for identical or similar assets or liabilities. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair value due to their short-term nature.

Cash and Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash. At September 30, 2020 and 2019, cash equivalents were $0.1 million and $16.2 million, respectively. Cash equivalents are reported at fair value.

The Company classifies short term restricted cash balances within prepaid expenses and other current assets and long term restricted cash balances with in other assets on the accompanying consolidated balance sheets based upon the term of the remaining restrictions.

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

The Company has developed software for internal use. Internal and external labor costs incurred during the application development stage of a project are capitalized. Costs incurred prior to application development and post implementation are expensed as incurred. Training and data conversion costs are expensed as incurred. As of September 30, 2020, and 2019, the Company had cumulative capitalized direct costs of $18.2 million and $11.6 million, respectively, associated with the development of software for its internal use. As of September 30, 2020, this balance included $4.4 million associated with software still in the development stage which are included within "Property, plant and equipment, net" in the accompanying Consolidated Balance Sheets. During fiscal year 2020, the Company capitalized direct costs of $6.6 million associated with the development of software for its internal use.

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

Leases

The Company has operating leases for real estate and non-real estate and finance leases for non-real estate. The classification of a lease as operating or finance and the determination of the right-of-use asset (“ROU asset”) and lease liability are determined at lease inception. The ROU asset represents the Company’s right to use an underlying asset for the lease term and the lease liability represents the Company’s obligation to make lease payments arising from the lease.

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

The Company determines fair values of its reporting units based on an income approach in accordance with the discounted cash flow method (DCF Method). The DCF Method is based on projected future cash flows and terminal value estimates discounted to their present values. Terminal value represents a present value an investor would pay on the valuation date for the rights to the cash flows of the business for the years subsequent to the discrete cash flow projection period. The observable inputs used in the DCF Method include discount rates set above the Company’s weighted-average cost of capital. The Company derives discount rates that are commensurate with the risks and uncertainties inherent in the respective businesses and its internally developed projections of future cash flows. The Company considers the DCF Method to be the most appropriate valuation technique since it is based on management’s long-term financial projections. In addition, to determining the fair value of the Company’s reporting units based on the DCF method, the Company also compares the aggregate values of its net corporate assets and reporting unit fair values to its overall market capitalization and uses certain market-based valuation techniques to assess the reasonableness of the reporting unit fair values determined in accordance with the DCF Method.

Deferred Financing Costs

The Company records commitment fees and other costs directly associated with obtaining the term loan and line of credit financing as deferred financing costs which are presented as a reduction of Long-term debt on the Consolidated Balance Sheets. Deferred financing costs were $0.7 million and $0.9 million at September 30, 2020 and 2019, respectively. Such costs are amortized over the term of the related financing arrangement and included in “Interest expense” in the accompanying Consolidated Statements of Operations. Amortization expense related to deferred financing costs was $0.2 million and $1.1 million for fiscal years ended September 30, 2020 and 2019, respectively, and was included in interest expense in the accompanying Consolidated Statements of Operations. Please refer to Note 10, “Line of Credit” and Note 11, “Debt” for further information on this arrangement.

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

The Company recognizes revenue for the transfer of such promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those products or services. Under ASC 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when or as the transfer of control of the underlying performance obligation occurs. To determine the amount of consideration the Company expects to be entitled to and whether transfer of control has occurred, the Company applies the following five-step model:

●	Identify the contract with a customer. Contracts are accounted for when approval and commitment has been received from both parties, the rights of each party are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration to which the Company is entitled is probable. Contracts are generally evidenced through receipt of an approved purchase order or execution of a binding arrangement. Within the Brooks Semiconductor Solutions Group segment, contracts are typically short-term with the exception of service-type warranty contracts, which generally have a stated contract term that is greater than one year. Within the Brooks Life Sciences segments, contracts are both short and long-term. Long-term contracts within the segments relate to the sale of products with attached service-type warranty contracts that generally have a stated contract term that is greater than one year. Contracts within all operating segments may contain acceptance provisions where the Company is required to obtain technical acceptance from the customer upon completion of installation services and evidence of the systems functional performance within the customer’s operating environment. The Company has concluded that acceptance criteria within its contracts can be objectively evaluated and will not impact the Company’s transfer of control assessment under ASC 606.
●	Identify the performance obligations in the contract. Performance obligations include the sale of products and services. Certain customer arrangements related to the sale of automated cold sample management systems and contamination control solution products generally include more than one performance obligation and may

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
●	Determine the transaction price. The transaction price of the Company’s contracts with its customer is generally fixed, based on the amounts to be contractually billed to the customer. Certain contracts may contain variable consideration in the form of customer allowances and rebates that consist primarily of retrospective volume based discounts and other incentive programs. Variable consideration is estimated at contract inception and included in the transaction price if it is probable that a subsequent change in the estimate would not result in a significant revenue reversal. The period between transfer of control of the performance obligations within a customer contract and timing of payment is generally within one year. As a result, the Company’s contracts typically do not include significant financing components.
●	Allocate the transaction price to the performance obligations in the contract. For customer contracts that contain more than one performance obligation, the Company allocates the total transaction consideration to each performance obligation based on the relative stand-alone selling price of each performance obligation within the contract. The Company relies on either observable standalone sales or an expected cost plus margin approach to determine the standalone selling price of offerings, depending on the nature of the performance obligation. Performance obligations whose standalone selling price is estimated using an expected cost plus margin approach relate to the sale of customized automated cold sample management systems and service-type warranties within the life sciences segments.
●	Recognize revenue when or as the Company satisfies a performance obligation. The Company satisfies its performance obligations by transferring a product or service either at a point in time or over time, when the transfer of control of the underlying performance obligation has occurred. Control is evidenced by the customer’s ability to direct the use of and obtain substantially all the remaining benefits from the performance obligation. Revenue from third-party sales for which the Company does not meet the criteria for gross revenue recognition is recognized on a net basis. All other revenue is recognized on a gross basis. The Company excludes from the transaction price all sales taxes assessed by governmental authorities and as a result, revenue is presented net of tax.

As a result of applying this five-step model under ASC 606, the Company recognizes revenues from its sale of products and services as follows:

●	Products: Revenue from the sale of standard products is recognized upon their transfer of control to the customer, which is considered complete at either the time of shipment or arrival at destination, based on the agreed upon terms within the contract. The Company’s payment terms for the sale of standard products are typically 30 to 60 days.

Revenue from the sales of certain products that involve significant customization, which include primarily automated cold sample management systems is recognized over time as the asset created by the Company’s performance does not have alternative use to the Company and an enforceable right to payment for performance completed to date is present. The Company recognizes revenue as work progresses based on a percentage of actual labor hours incurred on the project to-date and total estimated labor hours expected to be incurred on the project. The selection of the method to measure progress towards completion requires judgment. The Company has concluded that using the percentage of labor hours incurred to estimated labor hours needed to complete the project most appropriately depicts the Company’s efforts towards satisfaction of the performance obligation. The Company develops profit estimates for long-term contracts based on total revenue expected to be generated from the project and total costs anticipated to be incurred in the project. These estimates are based on a number of factors, including the degree of required product customization and the work required to be able to install the product in the customer’s existing environment, as well as the Company’s historical experience, project plans and an assessment of the risks and uncertainties inherent in the contract related to implementation delays or performance issues that may or may not be within the Company’s control. The Company estimates a loss on a contract by comparing total estimated contract revenue to the total estimated contract costs and recognizes a loss during the period in which it becomes probable and can be reasonably estimated. The Company reviews profit estimates for long-term contracts during each reporting period and revises the estimate based on changes in circumstances. Revenue for certain arrangements that involve significant product customization but do not provide the Company with an enforceable right to payment for performance completed to date are recognized at a point in time, upon completion or substantial completion of the project, provided transfer of control has occurred. The project is considered substantially complete when the Company receives acceptance from the customer and remaining tasks are perfunctory or inconsequential and in control of the Company. Generally, the terms of long-term contracts provide for progress billings based on completion of milestones or other defined phases of work. In certain instances, payments collected from customers in advance of recognizing the related revenue are recorded and presented as contract liabilities within “Deferred revenue” on the Company’s Consolidated Balance Sheet. Additionally, due to certain billing constraints within contracts, the customer may retain a portion of the contract price until completion of the contract. In these contracts, revenue recognized may exceed billings, which the Company presents as a contract asset on the balance sheet, which is included within the “Prepaid expenses and other current assets” on the Company’s Consolidated Balance Sheet.

●	Services: Service revenue is generally recognized ratably over time or on an output method, as the customer simultaneously receives and consumes the benefit of these services as they are performed. Payments related to service-type warranties may be made up front or proportionally over the contract term. Payment due or received from the customers prior to rendering the associated services are recorded as a contract liability.
●	Genomic Services: The Company’s Genomic Services are professional services which includes Sanger Sequencing, Next Generation Sequencing, Gene Synthesis and Gene Editing-CRISPR based gene editing. In each case, the customer realizes and consumes the benefit of these services as they are performed. Revenue from Genomic Services is recognized over time and is based upon the fact that transfer of control takes place over time as determined using the input method of costs incurred.

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

The following table reflects stock-based compensation expense, excluding amounts related to discontinued operations, recorded during the fiscal years ended September 30, 2020, 2019 and 2018 (in thousands):

	Year Ended September 30,
	2020	2019	2018
Restricted stock units	$14,818	$18,276	$18,081
Employee stock purchase plan	1,499	1,203	775
Total stock-based compensation expense	$16,317	$19,479	$18,856

Valuation Assumptions for an Employee Stock Purchase Plan

The fair value of shares issued under the employee stock purchase plan is estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following weighted average assumptions for the fiscal years ended September 30, 2020, 2019 and 2018:

	Year Ended September 30,
	2020	2019	2018
Risk-free interest rate	0.9%	2.3%	1.9%
Volatility	58%	52%	46%
Expected life	6 months	6 months	6 months
Dividend yield	1.1%	1.2%	1.5%

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

The calculation of the Company’s income tax liabilities involves consideration of uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon an audit or an examination conducted by taxing authorities, including resolution of related appeals or litigation processes, if any. If the Company determines that a tax position will more likely than not be sustained, the second step requires the Company to estimate and measure the tax benefit as the largest amount that is more likely than not to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as the Company has to determine the probability of various possible outcomes. The Company re-evaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors, such as changes in facts or circumstances, tax law, new audit activity and effectively settled issues. Determining whether an uncertain tax position is effectively settled requires judgment. A change in recognition or measurement may result in the recognition of a tax benefit or an additional charge to the tax provision.

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

Recently Adopted Accounting Pronouncements

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), an amendment of the FASB ASC 840. Under Topic 842, lessees are required to recognize a ROU asset and lease liability on the balance sheet for all leases with terms beyond twelve months. The new standard also requires enhanced disclosures that provide more transparent information to financial statement users about lease portfolios. The Company adopted Topic 842 effective October 1, 2019 using the modified retrospective approach. The Company applied Topic 842 to all its leases as of October 1, 2019 with comparative prior periods continuing to be reported under Topic 840. With the adoption of Topic 842, the Company assumed the assessment determined under Topic 840 of whether contracts contain leases, the classification of leases as operating or finance and the remaining lease term of each lease. Certain leases contain both lease and non-lease components, which the Company has elected to treat as a single lease component. On October 1, 2019, the Company recorded a ROU asset related to its operating leases of $28.1 million and a lease liability related to its operating leases of $27.1 million on its Consolidated Balance Sheets. There was no impact to the Company’s finance ROU asset and liability on October 1, 2019. The adoption of the standard did not impact the Consolidated Results of Operations or Consolidated Statement of Cash Flows. See Note 7, “Leases” for further information.

3.    Discontinued Operations

On August 27, 2018, the Company entered into a definitive agreement to sell its semiconductor cryogenics business to Edwards for $675.0 million in cash, subject to adjustments. On July 1, 2019, the Company completed the sale of the semiconductor cryogenics business for $661.5 million, which excludes $6.3 million retained by Edwards at closing based on an estimate of net working capital adjustments, which are currently pending finalization. Net proceeds from the sale were approximately $553.1 million, net of taxes and closing costs paid and remaining estimated taxes payable. As part of this sale, we transferred our intellectual property, or IP, for our cryogenics pump products, but not our IP related to our semiconductor automation or life sciences businesses. Net income from discontinued operations for fiscal year 2019 is inclusive of the net gain on sale of $408.6 million. In the third quarter of fiscal year 2020, Edwards asserted claims for indemnification under the definitive agreement relating to alleged breaches of representations and warranties relating to customer warranty claims and inventory. The Company cannot determine the probability of any losses or outcome of these claims including the amount of any indemnifiable losses, if any, resulting from these claims at this time, however, the Company believes that none of these claims will have a material adverse effect on its consolidated financial position or results of operations. If the resolution of these claims results in indemnifiable losses in excess of the applicable indemnification deductibles and indemnification escrow established under the definitive agreement, Edwards would be required to seek recovery under the representation and warranty insurance Edwards obtained in connection with the closing of the transaction. The Company believes that any indemnifiable losses in excess of the applicable deductibles and indemnification escrow established in the definitive agreement would be covered by such insurance. If Edwards is unable to obtain recovery under its insurance, however, it could seek recovery of such indemnifiable losses, if any, directly from the Company.

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

In connection with the closing of the Disposition on July 1, 2019, the Company and Edwards entered into a transition service agreement, a supply agreement, and lease agreements. The transition service agreement outlined the information technology, people, and facility support the parties provided to each other for the period ending 9 months after transaction closing date. The supply agreement allowed the Company to purchase CTI and Polycold goods at cost from Edwards up to an aggregate amount equal to $1.0 million until one-year anniversary of closing the Disposition. The lease agreements provide facility space in Chelmsford, Massachusetts to Edwards free of charge for three years after the transaction closing date. Edwards has the option to renew each lease at the then current market rates after the initial three-year lease term has ended. This Disposition is consistent with the Company’s long-standing strategy to increase shareholder value by accelerating the growth of its Life Sciences businesses with further acquisitions and strengthening its semiconductor automation business with opportunistic acquisitions.

The Disposition met the "held for sale" criteria and the “discontinued operation” criteria in accordance with FASB ASC 205 as of September 30, 2018. As such, its operating results have been reported as a discontinued operation for all periods presented.

The following table presents the financial results of discontinued operations (in thousands):

	Year Ended September 30,
	2020	2019	2018
Revenue
Products	$-	$76,227	$150,365
Services	-	33,291	45,731
Total revenue	-	109,518	196,096
Cost of revenue
Products	-	47,148	85,350
Services	-	19,016	22,834
Total cost of revenue	-	66,164	108,184
Gross profit	-	43,354	87,912
Operating expenses
Research and development	-	6,605	7,605
Selling, general and administrative	(171)	20,889	25,017
Restructuring charges	-	24	2
Total operating expenses	(171)	27,518	32,624
Operating income	171	15,836	55,288
Other income (loss), net	(410)	539,948	1,091
Income (loss) before income taxes and earnings of equity method investment	(239)	555,784	56,379
Income tax provision (benefit)	(57)	134,110	14,420
Income (loss) before equity in earnings of equity method investment	(182)	421,674	41,959
Equity in earnings of equity method investment	-	6,188	6,788
Net income (loss)	$(182)	$427,862	$48,747

The Company did not record income or loss related to our semiconductor cryogenics business for the fiscal year ended September 30, 2020. The table above reflects revenue for the year ended September 30, 2019 in accordance with ASC 606, while results for the years ended September 30, 2018 have not been restated and are reported in accordance with the governing revenue recognition standards applicable to those periods prior to adoption of ASC 606. Results for the year ended September 30, 2019 were not significantly impacted by the adoption of ASC 606.

The Company performed its annual goodwill impairment analysis in April 2018. This analysis was updated upon announcement of the Disposition for the year ended September 30, 2018. The Company concluded that there was no impairment indicator related to the goodwill of the Disposition group at either date the impairment analysis was performed. The Company did not include goodwill related to the semiconductor cryogenics business in its annual impairment analysis in April 2019, as the Disposition was classified as assets held for sale.

The following table presents the summarized financial information for Ulvac Cryogenics, Inc., the unconsolidated subsidiaries accounted for based on the equity method (in thousands):

	Year Ended September 30,
	2019		2018
Statements of Operations:
Total revenue	$	88,357	$	94,652
Gross profit		35,127		34,982
Operating Income		17,791		18,405
Net income		12,483		13,345

The following table presents the significant non-cash items and capital expenditures for the discontinued operations that are included in the Consolidated Statements of Cash Flows (in thousands):

	Year Ended September 30,
	2019		2018
Depreciation and amortization	$	4	$	743
Capital expenditures		666		302
Stock-based compensation		635		966
Earnings of equity method investment		(6,188)		(6,788)

4.    Acquisitions

Acquisitions Completed in Fiscal Year 2020

Acquisition of RURO Inc.

On February 11, 2020, the Company acquired RURO, Inc. (“RURO”), an informatics software company based in Frederick, Maryland. RURO provides cloud-based software solutions to manage laboratory workflow and bio-sample data for a broad range of customers in the biotech, healthcare, and pharmaceutical sectors. The addition of RURO's capabilities and offerings will enable the Company to offer enhanced on-site and off-site management of biological sample inventories as well as integration solutions to its customers for their increasingly distributed workflow. The total cash purchase price of the acquisition was $15.6 million, net of cash acquired, subject to net working capital adjustments.

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

The Company applied variations of the income approach to estimate the fair values of the intangible assets acquired. The identifiable intangible assets include customer relationships (excess earnings method) of $2.9 million with a useful life of 12 years, technology (relief from royalty method) of $2.9 million with a useful live of 9 years and trademarks (relief from royalty method) of $0.2 million with a useful life of 5 years. The intangible assets acquired are amortized over the total weighted average period of 10.3 years using methods that approximate the pattern in which the economic benefits are expected to be realized.

Goodwill of $11.1 million largely reflects the potential synergies and expansion of the Company’s core technologies and offerings in the life sciences businesses. The goodwill from this acquisition is not tax deductible.

The Company reported the results of operations for RURO in the Brooks Life Sciences Services segment starting from the acquisition date. The revenues and net income from RURO recognized in the Company's consolidated results of operations were $3.8 million and $0.6 million, respectively, for the period between the acquisition date and September 30, 2020. During the period between the acquisition date and September 30, 2020, the amortization expense of acquired intangible assets was $0.6 million. During the year ended September 30, 2020, the Company incurred $0.3 million in transaction costs, which were recorded in "Selling, general and administrative" expenses within the accompanying unaudited Consolidated Statements of Operations.

Acquisitions Completed in Fiscal Year 2019

Acquisition of the GENEWIZ Group

On November 15, 2018, the Company acquired all the outstanding capital stock of GENEWIZ Group (“GENEWIZ”), a leading global genomics service provider headquartered in South Plainfield, New Jersey. GENEWIZ provides genomics services that enable research scientists to advance their discoveries within the pharmaceutical, academic, biotechnology, agriculture and other markets. It provides gene sequencing and synthesis services for more than 4,000 institutional customers worldwide supported by their global network of laboratories spanning the United States, China, Japan, Germany and the United Kingdom. This transaction has added a new and innovative platform which further enhances the Company’s core capabilities and the opportunity to add even more value to samples that are under the Company’s care.

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

Goodwill of $235.2 million largely reflects the potential synergies and expansion of the Company’s core technologies and offerings in the life sciences businesses. The goodwill from this acquisition is reported within the Brooks Life Sciences Services segment and is not tax deductible.

The revenues and net income from GENEWIZ recognized in the Company’s consolidated results of operations were $166.4 million and $7.2 million, respectively, during the year ended September 30, 2020. The revenues and net income from GENEWIZ recognized in the Company’s consolidated results of operations were $126.3 million and $3.2 million, respectively, during the year ended September 30, 2019. During the year ended September 30, 2020 and 2019, net income included $20.3 million and $11.4 million, respectively, related to amortization expense of acquired intangible assets. The Company incurred $0.1 million, $6.5 million and $3.8 million, respectively, in transaction costs with respect to the GENEWIZ acquisition during the years ended September 30, 2020, 2019 and 2018. Transaction costs were recorded in "Selling, general and administrative" expenses within the accompanying unaudited Consolidated Statements of Operations.

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

The Company reports the results of operations for Tec-Sem in the Brooks Semiconductor Solutions Group segment. The revenues and net income from Tec-Sem included in the Company's consolidated results for fiscal year 2020 were $25.3 million and $7.3 million, respectively. The revenues and net income from Tec-Sem included in the Company's consolidated results for fiscal year 2019 were $30.9 million and $8.1 million, respectively. The revenues and net loss from Tec-Sem included in the Company's consolidated results for fiscal year 2018 were $11.6 million and $1.2 million, respectively. During fiscal years 2020, 2019 and 2018, the net income (loss) included $1.7 million, $2.7 million, and $2.1 million, respectively, related to amortization expense of acquired intangible assets. During fiscal years 2019 and 2018, the net income included $0.2 million and $0.7 million, respectively, related to the step-up in value of the acquired inventories and related to amortization expense of acquired intangible assets. During fiscal year 2018, the Company also incurred $0.9 million in transaction costs related to the Tec-Sem acquisition.

The escrow at closing had a balance of $2.6 million which consisted of $1.8 million related to satisfaction of the sellers' indemnification obligations with respect to their representations and warranties and other indemnities. The remaining $0.8 million of the escrow balance is related to a performance obligation that the Company assumed at the acquisition date for the transfer of non-core wafer stocker technology to an unrelated third party. The escrow balances had been fully released during fiscal year 2020.

The Company did not present a pro forma information summary for its consolidated results of operations for the fiscal years ended September 30, 2018 and 2017 as if the acquisition of Tec-Sem occurred on October 1, 2016 because such results were immaterial.

Acquisition of 4titude Limited

On October 5, 2017, the Company acquired all the outstanding capital stock of 4titude Limited (“4titude”), a U.K.-based manufacturer of scientific consumables for biological sample materials used in a variety of genomic and DNA analytical applications. The acquisition of 4titude has expanded the Company’s existing offerings of consumables and instruments within the Brooks Life Sciences segments. The aggregate purchase price of $65.1 million, net of cash acquired, consisted primarily of a cash payment of $64.8 million subject to working capital adjustments and the assumption of the seller’s liabilities of $0.4 million.

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

At the acquisition date, a cash payment of $0.4 million was placed into escrow which was ascribed to the purchase price. The escrow was related to satisfaction of the sellers' indemnification obligations with respect to their representations and warranties and other indemnities. The escrow balance was fully released during fiscal year 2020.

Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired and has been assigned to the Brooks Life Sciences Products segment. Goodwill is primarily the result of expected synergies from combining the operations of 4titude with the Company’s operations and is not deductible for tax purposes.

The operating results of 4titude have been reflected in the results of operations for the Brooks Life Sciences Products segment. During fiscal year 2020, revenue and net loss from 4titude recognized in the Company’s results of operations were $21.7 million and $3.9 million, respectively. During fiscal year 2019, revenue and net income from 4titude recognized in the Company’s results of operations were $16.1 million and $0.7 million, respectively. During fiscal year 2018, revenue and net loss from 4titude recognized in the Company’s results of operations were $15.9 million and $0.8 million, respectively. The net income (loss) in fiscal years 2020, 2019, and 2018 included recurring charges of $3.7 million, $3.7 million, $4.1 million, respectively, related to amortization expense of acquired intangible assets. The net loss in fiscal year 2018 also included non-recurring charges of $1.2 million related to the step-up in value of the acquired inventories. During fiscal year 2018, the Company incurred $1.1 million in non-recurring transaction costs with respect to the 4titude acquisition.

The Company did not present a pro forma information summary for its consolidated results of operations for the fiscal years ended September 30, 2018 and 2017 as if the acquisition of 4titude occurred on October 1, 2016 because such results were immaterial.

Other

On April 20, 2018, the Company acquired BioSpeciMan Corporation (“BioSpeciMan”), a Canada-based provider of storage services for biological sample materials. BioSpeciMan, founded in 2002, provides temperature controlled biological sample storage services to an attractive mix of pharma, biotech and contract laboratory customers. This acquisition has expanded customer relationships and geographic reach within its growing sample management storage services business in the Brooks Life Sciences segments. The total cash payment made by the Company was $5.2 million, net of cash acquired and subject to working capital adjustments.

The Company allocated the purchase price of $5.2 million based on the fair value of the assets and liabilities acquired, which included $0.3 million of accounts receivable, $2.6 million of customer relationships, $2.7 million of goodwill and $0.7 million of assumed liabilities. The Company applied the excess earnings method, a variation of the income approach to determine the fair value of the customer relationship intangible asset. The goodwill from this acquisition is reported within the Brooks Life Sciences Services segment and is not tax deductible.

At the acquisition date, a cash payment of $0.5 million was placed into escrow which was ascribed to the purchase price. The escrow was related to satisfaction of the sellers' indemnification obligations with respect to their representations and warranties and other indemnities.

The operating results of the acquisition have been reflected in the results of operations for the Brooks Life Sciences Services segment. The Company did not present a pro forma information summary for its consolidated results of operations for the fiscal years ended September 30, 2018 and 2017 as if the acquisition of BioSpeciMan occurred on October 1, 2016 because such results were immaterial.

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

Unrealized gains and losses are excluded from earnings and reported as a separate component of accumulated other comprehensive income until the security is sold or matures. Gains or losses realized from sales of marketable securities are computed based on the specific identification method and recognized as a component of "Other expenses, net" in the accompanying Consolidated Statements of Operations. During fiscal year 2020, the Company sold marketable securities with a fair value and amortized cost of $2.5 million and recognized a net gain of less than $0.1 million. As a result, during this period, the Company collected cash proceeds of $2.5 million from the sale of marketable securities and reclassified unrealized net holding gains of less than $0.1 million from accumulated other comprehensive income into "Other expenses, net" in the accompanying Consolidated Statements of Operations as a result of these transactions. During fiscal year 2019, the Company sold marketable securities with a fair value and amortized cost of $49.4 million and $49.5 million, respectively, and recognized net losses of $0.1 million. As a result, during this period, the Company collected cash proceeds of $48.9 million from the sale of marketable securities and reclassified unrealized net holding losses of $0.1 million from accumulated other comprehensive income into "Other expenses, net" in the accompanying Consolidated Statements of Operations as a result of these transactions.

The following is a summary of the amortized cost and the fair value, including accrued interest receivable, as well as unrealized holding gains (losses) on the short-term and long-term marketable securities as of September 30, 2020 and 2019 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
September 30, 2020:
Bank certificates of deposits	$51	$—	$—	$51
Corporate securities	3,101	—	—	3,101
Other debt securities	16	—	—	16
	$3,168	$—	$—	$3,168
September 30, 2019:
U.S. Treasury securities and obligations of U.S. government agencies	$31,863	$(2)	$5	$31,866
Bank certificates of deposits	750	—	—	750
Corporate securities	4,317	—	1	4,318
Other debt securities	35	—	—	35
	$36,965	$(2)	$6	$36,969

The fair values of the marketable securities by contractual maturities at September 30, 2020 are presented below (in thousands).

Fair Value
Due in one year or less	$67
Due after one year through five years	—
Due after five years through ten years	—
Due after ten years	3,101
Total marketable securities	$3,168

Expected maturities could differ from contractual maturities because the security issuers may have the right to prepay obligations without prepayment penalties.

The Company reviews the marketable securities for impairment at each reporting period to determine if any of the securities have experienced an other-than-temporary decline in fair value. The Company considers factors, such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of its amortized cost basis. If the Company believes that an other-than-temporary decline in fair value has occurred, it writes down the investment to fair value and recognizes the credit loss in earnings and the non-credit loss in accumulated other comprehensive income or loss. There were no securities in an unrealized loss position as of September 30, 2020. The aggregate fair value of the marketable securities in unrealized loss position was $12.0 million as of September 30, 2019. Aggregate unrealized losses for these securities were insignificant as of September 30, 2019 and are presented in the table above. The securities in unrealized loss position as of September 30, 2019 were not considered other-than-temporarily impaired and, as such, the Company did not recognize impairment losses during the period then ended. The unrealized losses were attributable to changes in interest rates that impacted the value of the investments.

6.    Property, Plant and Equipment

Property, plant and equipment were as follows as of September 30, 2020 and 2019 (in thousands):

	September 30,
	2020	2019
Buildings, land, and land use right	$50,748	$50,583
Computer equipment and software	70,673	61,603
Machinery and equipment	97,806	89,481
Furniture and fixtures	7,578	7,423
Leasehold improvements	40,728	30,612
Capital projects in progress	21,020	11,701
Right-of-use Asset	2,540	—
	291,093	251,403
Less: accumulated depreciation and amortization	(173,428)	(150,734)
Property, plant and equipment, net	$117,665	$100,669

Depreciation expense was $23.7 million, $19.3 million and $12.5 million, respectively, for the fiscal years ended September 30, 2020, 2019 and 2018. The Company recorded $3.0 million of additions to property, plant and equipment for which cash payments had not yet been made as of September 30, 2020.

7. Leases

The Company has operating leases for real estate and non-real estate and finance leases for non-real estate in North America, Europe, and Asia. Non-real estate leases are primarily related to vehicles and office equipment. Lease expiration dates range between 2020 and 2039.

The components of operating lease expense were as follows (in thousands):

Year Ended September 30, 2020

Operating lease costs	$9,288
Finance lease costs:
Amortization of assets	1,246
Interest on lease liabilities	95
Total finance lease costs	1,341
Variable lease costs	1,951
Short-term lease costs	526
Total lease costs	$13,106

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

As of September 30, 2020
Operating Leases:
Operating lease right-of-use assets	$39,071

Accrued expenses and other current liabilities	$7,015
Long-term operating lease liabilities	31,855
Total operating lease liabilities	$38,870

Finance Leases:
Property, plant and equipment, at cost	$2,540
Accumulated amortization	(1,246)
Property, plant and equipment, net	$1,294

Accrued expenses and other current liabilities	$1,135
Other long-term liabilities	348
Total finance lease liabilities	$1,483

Weighted average remaining lease term (in years):
Operating leases	8.72
Finance leases	1.32

Weighted average discount rate:
Operating leases	3.92%
Finance leases	4.73%

Supplemental cash flow information related to leases was as follows (in thousands, unaudited):

Year Ended September 30, 2020
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$8,638
Operating cash flows from finance leases	95
Financing cash flows from finance leases	1181

Future lease payments for operating and finance leases as of September 30, 2020 were as follows for the subsequent five fiscal years and thereafter (in thousands):

	Operating Leases	Finance Leases
2020	$8,363	$1,175
2021	6,148	363
2022	4,899	-
2023	4,680	-
2024	4,068	-
Thereafter	18,519	-
Total future lease payments	46,677	1,538
Less imputed interest	(7,807)	(55)
Total lease liability balance	$38,870	$1,483

Future lease payments for operating and capital leases as of September 30, 2019 were as follows for the subsequent five fiscal years and thereafter (in thousands):

	Operating Leases	Capital Leases
2020	$6,794	$1,276
2021	5,520	1,171
2022	3,904	363
2023	3,110	-
2024	2,934	-
Thereafter	10,499	-
Total future lease payments	32,761	2,810
Less imputed interest	(5,685)	(150)
Total lease liability balance	$27,076	$2,660

As of September 30, 2020, the Company has not entered into any significant leases that have not commenced yet.

8.    Goodwill and Intangible Assets

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

The Company completed its annual goodwill impairment test as of April 1, 2020 for its six reporting units, including Automation Solutions, Contamination Control Solutions and Global Semiconductor Services within the Brooks Semiconductor Solutions Group segment, Sample Repository Solutions and GENEWIZ within the Brooks Life Sciences Services segment, and Brooks Life Sciences Products as the only reporting unit within the Brooks Life Sciences Products segment. Based on the test results, the Company determined that no adjustment to goodwill was necessary. The Company conducted a qualitative assessment for the three reporting units within the Brooks Semiconductor Solutions Group segment and determined that it was more likely than not that their fair values were greater than their carrying values. As a result of the analysis, the Company did not perform the quantitative assessment for these reporting units, and therefore, did not recognize any impairment losses. The Company performed the quantitative goodwill impairment test for the three reporting units within the life sciences businesses. The Company determined that no adjustment to goodwill was necessary for these three reporting units. The Life Sciences Products and the Sample Repository Solutions unit’s fair values significantly exceeded book value. The GENEWIZ reporting unit, which was acquired in the first quarter of fiscal year 2019, also had a fair value in excess of its book value.

The following table sets forth the changes in the carrying amount of goodwill by reportable segment since September 30, 2018 (in thousands):

	Brooks
	Semiconductor	Brooks	Brooks
	Solutions	Life Sciences	Life Sciences
	Group	Products	Services	Other	Total
Gross goodwill, at September 30, 2018	$636,907	$104,212	$103,701	$26,014	$870,834
Accumulated goodwill impairments	(588,944)	—	—	(26,014)	(614,958)
Goodwill, net of accumulated impairments, at September 30, 2018	47,963	104,212	103,701	—	255,876
Acquisitions and adjustments	(116)	(2,255)	235,097	—	232,726
Gross goodwill, at September 30, 2019	636,791	101,957	338,798	26,014	1,103,560
Accumulated goodwill impairments	(588,944)	—		(26,014)	(614,958)
Goodwill, net of accumulated impairments, at September 30, 2019	47,847	101,957	338,798	—	488,602
Acquisitions and adjustments	512	1,321	11,101	—	12,934
Gross goodwill, at September 30, 2020	637,303	103,278	349,899	26,014	1,116,494
Accumulated goodwill impairments	(588,944)	—		(26,014)	(614,958)
Goodwill, net of accumulated impairments, at September 30, 2020	$48,359	$103,278	$349,899	$—	$501,536

During fiscal year 2020, the Company recorded a goodwill increase of $12.9 million primarily related to the acquisition of RURO and the impact of foreign currency translation adjustments.

The components of the Company’s identifiable intangible assets as of September 30, 2020 and 2019 are as follows (in thousands):

	September 30, 2020			September 30, 2019
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Patents	$5,302	$4,865	$437	$5,302	$4,628	$674
Completed technology	92,477	49,875	42,602	88,288	38,778	49,510
Trademarks and trade names	25,769	9,322	16,447	25,340	5,807	19,533
Customer relationships	271,113	112,277	158,836	265,451	84,048	181,403
Other intangibles	245	242	3	231	183	48
	$394,906	$176,581	$218,325	$384,612	$133,444	$251,168

Amortization expense for intangible assets was $41.8 million, $35.2 million and $24.2 million, respectively, for the fiscal years ended September 30, 2020, 2019 and 2018.

Estimated future amortization expense for the intangible assets as of September 30, 2020 is as follows (in thousands):

Fiscal year ended September 30,
2021	$38,723
2022	35,459
2023	32,158
2024	27,260
2025	21,872
Thereafter	62,853
$218,325

9.    Supplementary Balance Sheet Information

The following is a summary of accounts receivable at September 30, 2020 and 2019 (in thousands):

	September 30,
	2020	2019
Accounts receivable	$195,587	$169,317
Less allowance for doubtful accounts	(7,216)	(3,644)
Less allowance for sales returns	(80)	(71)
Accounts receivable, net	$188,291	$165,602

The allowance for doubtful accounts activity for the fiscal years ended September 30, 2020, 2019 and 2018 is as follows (in thousands):

	Balance at		Reversals of	Write-	Balance at
	Beginning of		Bad Debt	offs and	End of
Description	Period	Provisions	Expense	Adjustments	Period
2020 Allowance for doubtful accounts	$3,644	$4,587	$(1,018)	$3	$7,216
2019 Allowance for doubtful accounts	1,113	3,405	(693)	(181)	3,644
2018 Allowance for doubtful accounts	1,381	708	(724)	(252)	1,113

The allowance for sales returns activity for the fiscal years ended September 30, 2020, 2019 and 2018 is as follows (in thousands):

	Balance at		Write-	Balance at
	Beginning of		offs and	End of
Description	Period	Provisions	Adjustments	Period
2020 Allowance for sales returns	$71	$9	$—	$80
2019 Allowance for sales returns	45	26	—	71
2018 Allowance for sales returns	81	(36)	—	45

The following is a summary of inventories at September 30, 2020 and 2019 (in thousands):

	September 30,
	2020	2019
Inventories
Raw materials and purchased parts	$73,609	$67,176
Work-in-process	16,461	13,684
Finished goods	24,764	18,585
Total inventories	$114,834	$99,445

The activity for excess and obsolete inventory reserves is as follows for the fiscal years ended September 30, 2020, 2019 and 2018 (in thousands):

	Balance at		Inventory	Balance at
	Beginning of		Disposals and	End of
Description	Period	Provisions	Adjustments	Period
2020 Reserves for excess and obsolete inventory	$16,298	$5,152	$(4,334)	$17,116
2019 Reserves for excess and obsolete inventory	14,953	5,865	(4,520)	16,298
2018 Reserves for excess and obsolete inventory	17,734	4,455	(7,236)	14,953

The activity for valuation allowance for deferred tax assets is as follows for the fiscal years ended September 30, 2020, 2019 and 2018 (in thousands):

	Balance at			Balance at
	Beginning of	Charged to	Charged to	End of
Description	Period	Provisions	Other Accounts	Period
2020 Valuation allowance for deferred tax assets	$16,093	$(1,526)	$(968)	$13,599
2019 Valuation allowance for deferred tax assets	18,581	(3,475)	987	16,093
2018 Valuation allowance for deferred tax assets	92,297	(72,842)	(874)	18,581

The Company establishes reserves for estimated cost of product warranties based on historical information. Product warranty reserves are recorded at the time product revenue is recognized, and retrofit accruals are recorded at the time retrofit programs are established. The Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure and supplier warranties on parts delivered to the Company. The following is a summary of product warranty and retrofit activity on a gross basis, excluding amounts related to discontinued operations, for the fiscal years ended September 30, 2020, 2019 and 2018 (in thousands):

Amount
Balance at September 30, 2017	$5,479
Accruals for warranties during the year	5,209
Costs incurred during the year	(4,348)
Balance at September 30, 2018	6,340
Accruals for warranties during the year	8,688
Costs incurred during the year	(7,853)
Balance at September 30, 2019	7,175
Accruals for warranties during the year	8,430
Costs incurred during the year	(7,404)
Balance at September 30, 2020	$8,201

10.    Line of Credit

The Company maintains a revolving line of credit under a credit agreement with Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. that provides for a revolving credit facility of up to $75.0 million, subject to borrowing base availability, as defined in the credit agreement. The line of credit matures on October 4, 2022 and expires no less than 90 days prior to the term loan expiration discussed below. The proceeds from the line of credit are available for permitted acquisitions and general corporate purposes.

On October 4, 2017, the Company entered into a $200.0 million Senior Secured Term Loan Facility (the “term loan”) with Morgan Stanley Senior Funding, Inc., JPMorgan Chase Bank, N.A. and Wells Fargo Securities, LLC (collectively, the “lenders”). Coincident with the entry into the credit agreement for the term loan discussed in Note 11, “Debt” below, the Company amended certain terms and conditions of the credit agreement. Based on the amended terms of the credit agreement, the line of credit continues to provide for a revolving credit facility of up to $75.0 million, subject to borrowing base availability. Borrowing base availability under the amended credit agreement excludes collateral related to fixed assets and is redetermined periodically based on certain percentage of certain eligible U.S. assets, including accounts receivable and inventory.

The sub-limits for letters of credit were reduced to $7.5 million under the amended terms of the credit agreement. All outstanding borrowings under the credit agreement are guaranteed by the Company and Brooks Life Sciences, Inc. (fka BioStorage Technologies, Inc.), the Company’s wholly-owned subsidiary (“guarantor”), and subordinated to the obligations under the term loan which are secured by a first priority lien on substantially all of the assets of the Company and the guarantor, other than accounts receivable and inventory. Please refer to Note 11, “Debt”, for further information on the term loan transaction.

There were no amounts outstanding under the line of credit as of September 30, 2020 and September 30, 2019. The Company records commitment fees and other costs directly associated with obtaining the line of credit facility as deferred financing costs, which are amortized over the term of the related financing arrangement. Deferred financing costs were $0.2 million and $0.4 million, respectively, at September 30, 2020 and September 30, 2019. The line of credit contains certain customary representations and warranties, a financial covenant and affirmative and negative covenants as well as events of default. The Company was in compliance with the line of credit covenants as of September 30, 2020 and September 30, 2019.

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

The deferred financing costs are accreted over the term of the loan using the effective interest rate method and are included in “Interest expense” in the accompanying unaudited Consolidated Statements of Operations. At September 30, 2020, deferred financing costs were $0.4 million.

The credit agreement contains certain customary representations and warranties, covenants and events of default. If any of the events of default occur and are not waived or cured within applicable grace periods, any unpaid amounts under the credit agreement will bear an annual interest rate at 2.00% above the rate otherwise applicable under the terms and conditions of such agreement. The credit agreement does not contain financial maintenance covenants. As of September 30, 2020, the Company was in compliance with all covenants and conditions under the credit agreement.

In connection with the GENEWIZ acquisition, the Company assumed three five-year term loans for a total of $3.3 million and two one-year short term loans for a total of $3.2 million. The three five-year term loans were initiated during 2016 and mature in 2021. The principal payments are payable in eight installments equal to 12.5% of the initial principal amount of the term loans on December 14th and June 14th of each year. The three five-year term loans were secured by GENEWIZ to fund equipment procurement and new building related payments and the interest rates are equal to the LIBOR plus 3.1%. The two one-year term loans were secured by GENEWIZ to fund operations. Both of the one-year term loans were initiated in 2018 and matured in 2019. The interest rates of these two loans were 4.56% and 4.35%. There are no deferred financing costs related to either the five-year term loans or the one-year term loans. At September 30, 2020, the Company had an aggregate outstanding principal balance of $0.8 million for the three five-year term loans. Both of the two one-year short term loans matured and were repaid in full during fiscal year 2019.

During the year ended September 30, 2020, the weighted average stated interest rate paid on all outstanding debt was 4.1%. During the year ended September 30, 2020, the Company incurred aggregate interest expense of $2.4 million in connection with the borrowings, including $0.2 million of deferred financing costs amortization.

The following are the future minimum principal payment obligations under all of the Company’s outstanding debt as of September 30, 2020 (in thousands):

Amount
Fiscal year ended September 30,
2021	$827
2022	—
2023	—
2024	—
2025	50,000
Total outstanding principal balance	50,827
Unamortized deferred financing costs	(412)
50,415
Current portion of long-term debt	827
Non-current portion of long-term debt	$49,588

12.    Income Taxes

The components of the income tax provision (benefit) from continuing operations for the fiscal years are as follows (in thousands):

	Year Ended September 30,
	2020	2019	2018
Current income tax provision (benefit):
Federal	$1,122	$963	$—
State	1,137	510	917
Foreign	13,136	15,860	7,608
Total current income tax provision	15,395	17,333	8,525
Deferred income tax provision (benefit):
Federal	(2,045)	(8,633)	(48,815)
State	(695)	(2,138)	(5,518)
Foreign	(2,718)	(6,673)	(1,443)
Total deferred income tax provision (benefit)	(5,458)	(17,444)	(55,776)
Income tax provision (benefit)	$9,937	$(111)	$(47,251)

The components of income (loss) from continuing operations before income taxes and equity in earnings of equity method investments for the fiscal years are as follows (in thousands):

	Year Ended September 30,
	2020	2019	2018
Domestic	$20,697	$(37,160)	$3,122
Foreign	54,275	46,603	17,344
Income before income taxes	$74,972	$9,443	$20,466

The differences between the income tax provision (benefit) on income (loss) from continuing operations including income from equity in earnings (losses) of equity method investments and income taxes computed using the applicable

U.S. statutory federal tax rates for the fiscal years ended September 30, 2020, 2019 and 2018 are as follows (in thousands):

	Year Ended September 30,
	2020	2019	2018
Income tax provision computed at federal statutory rate	$15,744	$1,983	$5,014
State income taxes, net of federal benefit	493	(630)	692
Foreign income taxed at different rates	132	550	920
Impact of investments in subsidiaries	296	(536)	(729)
Change in deferred tax asset valuation allowance	(1,526)	(2,264)	(75,918)
Net increase in uncertain tax positions	1,417	720	220
Global intangible low taxed income, net of foreign tax credits	611	1,389	—
Impact of tax rate changes	262	—	15,287
Compensation	(3,022)	(1,103)	(701)
Tax credits	(2,845)	(2,741)	(1,633)
Merger costs	37	572	1,405
Other taxes	580	764	70
Non-deductible expenses	116	174	176
Transition tax	—	2,988	8,027
Deferred state rate change due to acquisition	—	(1,360)	—
Prior year true ups	(1,645)	(152)
Research and development expense deduction	(530)	(447)	—
Foreign derived intangible income	(153)	—	—
Other	(30)	(18)	(81)
Income tax provision (benefit)	$9,937	$(111)	$(47,251)

The Company has not provided deferred income taxes on the outside basis differences of its foreign subsidiaries. The Company maintains its general assertion of indefinite reinvestment as of September 30, 2020. The foreign earnings are expected to be reinvested in foreign operations and acquisitions. Unremitted foreign earnings total approximately $414 million. The Company did not calculate estimated deferred tax liabilities related to these earnings because such calculations would not be practicable due to the complexity of its hypothetical calculation. The taxes on these earnings would primarily consist of foreign withholding taxes and minimal U.S. state income taxes.

The significant components of the net deferred tax assets and liabilities as of September 30, 2020 and 2019 are as follows (in thousands):

	September 30,
	2020	2019
Accruals and reserves not currently deductible	$17,245	$14,286
Federal, state and foreign tax credits	5,625	5,952
Other assets	958	2,487
Equity compensation	4,141	5,360
Net operating loss carryforwards	15,556	18,987
Lease liabilities	9,534	—
Deferred revenue	3,494	4,038
Inventory reserves and valuation	6,522	5,626
Deferred tax assets	63,075	56,736
Depreciation and intangible amortization	(54,360)	(57,634)
Right-of-use assets	(9,524)	—
Deferred tax liabilities	(63,884)	(57,634)
Valuation allowance	(13,599)	(16,093)
Net deferred tax asset (liability)	$(14,408)	$(16,991)

The deferred tax assets on the balance sheet for September 30, 2020 also includes a $1.6 million deferred tax charge related to the company’s intercompany profit elimination.

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

After evaluating all the relevant positive and negative evidence as of March 31, 2018, the Company concluded that it was more likely than not that a substantial portion of the U.S. deferred tax assets would be realized. In the second quarter of fiscal year 2018 the Company reached a significant level of cumulative profitability in the U.S., coupled with an improved outlook of U.S. earnings. During the full fiscal year 2018, the Company reduced its U.S. valuation allowance against its U.S. net deferred tax assets resulting in a tax benefit of $77.2 million. In the fourth quarter of fiscal year 2020 the Company reduced its U.S. valuation allowance by an additional $1.0 million based on its conclusion that it is more likely than not that there will be sufficient future foreign source income to realize the foreign tax credit carryover balance held in the United States. The remaining portion of the Company’s U.S. valuation allowance is related to the realizability of certain state tax credits and net operating loss carry-forwards. The Company continues to maintain valuation allowances against net deferred tax assets in certain foreign tax-paying components as of the end of fiscal year 2020.

As of September 30, 2020, the Company has federal, state and foreign net operating loss carry-forwards of approximately $11.4 million, $42.7 million and $43.6 million, respectively. Included in the federal net operating loss carry-forwards are $8.8 million of losses that can be carried forward indefinitely, while the remaining losses expire at various dates through 2030.

As of September 30, 2020, the Company had federal research and development tax credit carry-forwards of $1.1 million. These credit carry-forwards will expire at various dates beginning in 2037 through 2040. The Company has federal foreign tax credit carry-forwards of $1.0 million. These credit carry-forwards will expire at various dates beginning in 2027 through 2030. The Company also has $5.7 million of state credits which begin to expire in 2034, while some of these credits have an unlimited carryover period.

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

In March 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act which contains numerous income tax provisions among other tax and non-tax provisions. Some of these income tax provisions have retroactive effects on years before the date of enactment. The Company evaluated the CARES Act legislation in relation to income taxes and determined that the CARES Act income tax provisions do not have a material impact on its income tax provision.

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

The Company maintains liabilities for unrecognized tax benefits. These liabilities involve judgment and estimation, and they are monitored based on the best information available. A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the fiscal years ended September 30, 2020, 2019 and 2018 is as follows (in thousands):

Total
Balance at September 30, 2017	$3,378
Additions for tax positions in current year	874
Reduction for tax positions in prior year	(656)
Net reductions from lapses in statutes of limitations	(353)
Balance at September 30, 2018	3,243
Additions for tax positions in current year	901
Additions for tax positions in prior year	13,400
Reductions from lapses in statutes of limitations	(68)
Reductions from settlements with taxing authorities	(166)
Balance at September 30, 2019	17,310
Additions for tax positions in current year	448
Reductions from lapses in statutes of limitations	(64)
Reductions from settlements with taxing authorities	(522)
Balance at September 30, 2020	$17,172

All of the unrecognized tax benefits for the fiscal year ended September 30, 2020 would impact the effective tax rate if recognized. The Company recognizes interest related to unrecognized benefits as a component of the income tax provision (benefit), of which $1.1 million, $1.1 million and $0.1 million, respectively, was recognized for the fiscal years ended September 30, 2020, 2019 and 2018. In fiscal year 2019, the Company recorded $13.4 million of unrecognized tax benefits with the acquisition of GENEWIZ. All unrecognized tax benefits recorded with the acquisition of GENEWIZ are part of an indemnification agreement with the sellers.

The Company is subject to U.S. federal, state, local and foreign income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which it files.

In the normal course of business, the Company is subject to income tax audits in various global jurisdictions in which it operates. The years subject to examination vary for the U.S. and international jurisdictions, with the earliest tax year being 2013. Based on the outcome of these examinations or the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the Company’s Consolidated Balance Sheets. The Company currently anticipates that it is reasonably possible that the unrecognized tax benefits and accrued interest on those benefits will be reduced by an amount in the range of $2.5 million to $17.7 million in the next 12 months due to statute of limitations expirations.

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

The Company also enters into foreign exchange contracts to reduce its exposure to currency fluctuations. Under forward contract arrangements, the Company typically agrees to purchase a fixed amount of one currency in exchange for a fixed amount of another currency on specified dates with maturities of three months or less. These transactions do not qualify for hedge accounting. Net gains and losses related to these contracts are recorded as a component of "Other expenses, net" in the accompanying Consolidated Statements of Operations and are as follows for the fiscal years ended September 30, 2020, 2019 and 2018 (in thousands):

	Fiscal Year Ended September 30,
	2020	2019	2018
Realized (losses) gains on derivatives not designated as hedging instruments	$(2,671)	$3,656	$(330)

The fair value of derivative instruments are as follows at September 30, 2020 and 2019 (in thousands):

	Fair Value of Assets		Fair Value of Liabilities
As of September 30,	2020	2019	2020	2019
Derivatives not designated as hedging instruments
Foreign exchange contracts	$370	$17	$(238)	$(340)
Total	$370	$17	$(238)	$(340)

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

The Company uses September 30th as a measurement date to determine net periodic benefit costs, benefit obligations and the value of plan assets for all plans. The following tables set forth the funded status and amounts recognized in the Company’s Consolidated Balance Sheets as of September 30, 2020 and 2019 (in thousands):

	September 30,
	2020	2019
Benefit obligation at beginning of fiscal year	$11,915	$11,144
Benefit obligation through acquisition	—	—
Service cost	576	599
Interest cost	71	118
Actuarial loss	557	831
Benefits paid	(401)	(811)
Employee contributions	300	273
Settlements paid	—	—
Curtailment gain	—	—
Foreign currency translation	833	(239)
Benefit obligation at end of fiscal year	$13,851	$11,915
Fair value of assets at beginning of fiscal year	$6,574	$7,078
Fair value of assets through acquisition	—	—
Actual return on plan assets	168	(179)
Disbursements	(401)	(811)
Employer contributions	404	370
Employee contributions	300	273
Settlements paid	—	—
Foreign currency translation	455	(157)
Fair value of assets at end of fiscal year	$7,500	$6,574
Accrued benefit obligation	$6,351	$5,341

The accumulated benefit obligation of the Plans is $13.2 million and $11.4 million, respectively, at September 30, 2020 and 2019. All Plans have an accumulated benefit obligation and projected benefit obligation in excess of plans’ assets at September 30, 2020.

The following table provides pension-related amounts and their classification within the accompanying Consolidated Balance Sheets as of September 30, 2020 and 2019 (in thousands):

	September 30,
	2020	2019
Accrued compensation and benefits	$419	$366
Long-term pension liability	5,932	4,975
	$6,351	$5,341

The Company bases its determination of pension expense on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses represent the difference between the expected return calculated using the market-related value of assets and the actual return on assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recognized. At September 30, 2020 and 2019, the Company had cumulative unrecognized net actuarial gains of $1.5 million and $0.9 million, respectively, which are amortized into net periodic benefit cost over the average remaining service period of active Plans’ participants. The Company had cumulative unrecognized investment gains of $0.6 million and $0.5 million at September 30, 2020 and 2019, under the Plans which remain to be recognized in the calculation of the market-related values of assets.

The components of the Company’s net pension cost for the fiscal years ended September 30, 2020, 2019 and 2018 are as follows (in thousands):

	Year Ended September 30,
	2020	2019	2018
Service cost	$576	$599	$382
Interest cost	71	118	75
Amortization of losses	12	(18)	5
Expected return on plan assets	(71)	(74)	(66)
Net periodic pension cost	$588	$625	$396
Settlement gain	—	—	—
Total pension cost (gain)	$588	$625	$396

The following changes in Plans’ assets and benefit obligations were recognized in other comprehensive income (loss) as of September 30, 2020 and 2019 (in thousands):

	September 30,
	2020	2019
Net gain	$(487)	$(854)
Amortization of net loss	27	30
Total recognized in other comprehensive income (loss)	(460)	(824)
Total recognized in net periodic pension cost and other comprehensive income (loss)	$128	$(198)

Weighted-average assumptions used to determine the projected benefit obligation for the fiscal years ended September 30, 2020, 2019 and 2018 are as follows:

	Year Ended September 30,
	2020	2019	2018
Discount rate	0.37%	0.55%	1.04%
Expected return on plan assets	1.02%	1.01%	1.06%
Expected rate of compensation increases	1.12%	1.12%	1.19%

In selecting the appropriate discount rates for the Plans, the Company uses country-specific information, adjusted to reflect the duration of the particular plan. The expected return on plan assets is based on an evaluation of fixed income yield curves and equity return assumption studies applied to the Plans’ asset allocations.

Plan Assets

The fair value of plan assets for the two Swiss Plans and the Taiwan Plan were $7.4 million and $0.1 million, respectively, at September 30, 2020. The assets of the Swiss Plans are invested in a collective fund with multiple employers through a Swiss insurance company, which is a customary practice for Swiss pension plans. The Company does not have any rights or an investment authority over the Plan’s assets which are invested primarily in highly rated debt securities.

The assets of the Taiwan Plan are invested with a trustee selected by the Taiwan government, and the Company has no investment authority over the Plan’s assets.

The allocation of the Plans’ assets at September 30, 2020 is as follows:

September 30,
2020
Cash and cash equivalents	2%
Debt securities	59
Equity securities	19
Other	20
100%

The fair values of pension assets by asset category and by level at September 30, 2020 are as follows (in thousands):

	As of September 30, 2020
	Level 1	Level 2	Level 3	Total
Swiss Life collective foundation	$—	$7,371	$—	$7,371
Taiwan collective trust	—	129	—	129
Total	$—	$7,500	$—	$7,500

The fair values of pension assets by asset category and by level at September 30, 2019 are as follows (in thousands):

	As of September 30, 2019
	Level 1	Level 2	Level 3	Total
Swiss Life collective foundation	$—	$6,486	$—	$6,486
Taiwan collective trust	—	88	—	88
Total	$—	$6,574	$—	$6,574

Please refer to Note 21, "Fair Value Measurements" for a description of the levels of inputs used to determine fair value measurements.

Benefit payments expected to be paid over the next five fiscal years and thereafter are as follows (in thousands):

Fiscal year ended September 30,
2021	$282
2022	303
2023	300
2024	374
2025	384
Thereafter	99

The Company expects to contribute $0.4 million to the Plans in fiscal year 2021 to meet the minimum funding requirements of the Plans.

Defined Contribution Plans

The Company sponsors a defined contribution plan that meets the requirements of Section 401(k) of the Internal Revenue Code. All United States employees who meet minimum age and service requirements are eligible to participate in the plans. The plans allow employees to invest, on a pre-tax basis, a percentage of their annual salary and bonus subject to statutory limitations. The Company matches a portion of their contributions on a pre-tax basis up to a maximum amount of 4.5% of deferred pay. The expense recognized for the defined contribution plans was $5.2 million, $4.6 million and $3.4 million, respectively, for the fiscal years ended September 30, 2020, 2019 and 2018.

15.    Stockholders’ Equity

Preferred Stock

Total number of shares of preferred stock authorized for issuance was 1,000,000 shares at September 30, 2020 and 2019, respectively. Preferred stock has a par value of $0.01 per share and may be issued at the discretion of the Board of Directors without stockholder approval with such designations, rights and preferences as the Board of Directors may determine. There were no shares of preferred stock issued or outstanding at September 30, 2020 or 2019, respectively.

Accumulated Other Comprehensive Income

The following is a summary of the components of accumulated other comprehensive income, net of tax, at September 30, 2020, 2019 and 2018 (in thousands):

		Unrealized
		Gains (Losses)
	Currency	on Available-	Pension
	Translation	for-Sale	Liability
	Adjustments	Securities	Adjustments	Total
Balance at September 30, 2017	$15,168	$(1)	$46	$15,213
Other comprehensive income (loss) before reclassifications	(1,651)	(110)	124	(1,637)
Amounts reclassified from accumulated other comprehensive income	—	(1)	12	11
Balance at September 30, 2018	13,517	(112)	182	13,587
Other comprehensive income (loss) before reclassifications	(9,333)	244	(882)	(9,971)
Amounts reclassified from accumulated other comprehensive income	—	(140)	35	(105)
Balance at September 30, 2019	4,184	(8)	(665)	3,511
Other comprehensive income (loss) before reclassifications	18,877	5	(503)	18,379
Amounts reclassified from accumulated other comprehensive income	—	2	27	29
Balance at September 30, 2020	$23,061	$(1)	$(1,141)	$21,919

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

16.    Equity Incentive Plans

The Company’s equity incentive plans are intended to attract and retain employees and provide an incentive for them to contribute to the Company’s long-term growth and achievement of its long-range performance goals. The equity incentive plans consist of plans under which employees may be granted options to purchase shares of the Company’s stock, restricted stock and other equity incentives. Restricted stock awards generally have a three-year vesting period. At September 30, 2020, a total of 1,153,325 shares were reserved and available for future grant under the equity incentive plans.

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

Restricted Stock Activity

The following table summarizes restricted stock unit activity for the fiscal year ended September 30, 2020:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at September 30, 2019	1,782,726	$24.63
Granted	412,036	46.52
Vested	(900,154)	26.04
Forfeited	(111,599)	34.96
Outstanding at September 30, 2020	1,183,009	36.10

The weighted average grant date fair value of restricted stock units granted during fiscal years 2020, 2019 and 2018 was $46.52, $30.47 and $33.28 per share, respectively. The fair value of restricted stock units vested during fiscal years 2020, 2019 and 2018 was $41.7 million, $34.8 million and $22.0 million, respectively. During fiscal years 2020, 2019 and 2018, the Company remitted $24.1 million, $15.3 million and $7.3 million, respectively, collected from employees to satisfy their tax obligations as a result of share issuances.

As of September 30, 2020, the future unrecognized stock-based compensation expense related to restricted stock units expected to vest is $18.4 million and is expected to be recognized over an estimated weighted average amortization period of 1.6 years.

The Company grants restricted stock units that vest over a required service period and /or achievement of certain operating performance goals. Restricted stock units granted with performance goals may also have a required service period following the achievement of all or a portion of the performance goals. The following table reflects restricted stock units and stock awards granted during fiscal years ended September 30, 2020, 2019 and 2018:

		Time-Based	Stock	Performance-
	Total Units	Units	Grants	Based Units
Year ended September 30, 2020	412,036	163,390	27,076	221,570
Year ended September 30, 2019	792,315	330,006	38,920	423,389
Year ended September 30, 2018	535,289	213,893	36,774	284,622

Among the total restricted stock units granted, 134,993 shares were granted to the employees who belong to the discontinued operations in the year ended September 30, 2018.

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

Stock awards granted during fiscal years 2020 and 2019 were vested upon issuance. Restricted stock awards granted during fiscal year 2018 were subject to a one-year vesting period.

Certain members of the Board of Directors have elected to defer receiving their annual stock awards and related quarterly dividends until they attain a certain age or cease to provide services as the Company’s Board members. Annual deferred restricted stock units granted during fiscal years 2020 and 2019 vested upon issuance. Annual deferred restricted stock units granted during fiscal year 2018 were subject to a one-year vesting period.

Performance-Based Grants

Performance-based restricted stock units are earned based on the achievement of performance criteria established by the Human Resources and Compensation Committee and approved by the Board of Directors. The criteria for performance-based awards are weighted and have threshold, target and maximum performance goals.

Performance-based awards granted in fiscal year 2020, 2019 and 2018 allow participants to earn 100% of restricted stock units if the Company’s performance meets or exceeds its target goal for each applicable financial metric, and up to a maximum of 200% if the Company’s performance for such metrics meets the maximum or stretch goal. Performance below the minimum threshold for each financial metric results in award forfeiture. Performance goals will be measured over a three-year period for each year’s awards and at the end of the period to determine the number of units earned by recipients who continue to meet the service requirement. Around the third anniversary of each year’s awards’ grant date, the Company’s Board of Directors determines the number of units earned for participants who continue to meet the service requirements on the vest date.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan that allows its employees to purchase shares of common stock at a price equal to 85% of the fair market value of the Company’s stock at the beginning or the end of the semi-annual period, whichever is lower. On February 8, 2017, the stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 Plan”) to replace the 1995 Employee Stock Purchase Plan (the “1995 Plan”) which was terminated upon the expiration of the offering period ending on July 31, 2017. The 2017 Plan allows for purchases by employees of up to 1,250,000 shares of the Company’s common stock. As of September 30, 2020, 858,687 shares of common stock remain available for purchase under the 2017 Plan. During fiscal year ended September 30, 2020 and 2019, the Company issued 133,597 shares and 131,042 shares, respectively, under the 2017 Plan.

17.    Earnings per Share

The calculations of basic and diluted net income (loss) per share and basic and diluted weighted average shares outstanding are as follows for the fiscal years ended September 30, 2020, 2019 and 2018 (in thousands, except per share data):

	Year Ended September 30,
	2020	2019	2018
Income from continuing operations	$65,035	$9,554	$67,717
Income (loss) from discontinued operations, net of tax	(182)	427,862	48,747
Net income	64,853	437,416	116,464
Net loss attributable to noncontrolling interest	—	—	111
Net income attributable to Brooks Automation, Inc.	$64,853	$437,416	$116,575

Weighted average common shares outstanding used in computing basic earnings per share	73,557	71,992	70,489
Dilutive restricted stock units	293	394	448
Weighted average common shares outstanding used in computing diluted earnings per share	73,850	72,386	70,937

Basic net income per share attributable to Brooks Automation, Inc. common stockholders:
Income from continuing operations	$0.88	$0.13	$0.96
Income (loss) from discontinued operations, net of tax	(0.00)	5.95	0.69
Basic net income per share attributable to Brooks Automation, Inc.	$0.88	$6.08	$1.65

Diluted net income per share attributable to Brooks Automation, Inc. common stockholders:
Income from continuing operations	$0.88	$0.13	$0.95
Income (loss) from discontinued operations, net of tax	(0.00)	5.91	0.69
Diluted net income per share attributable to Brooks Automation, Inc. common stockholders	$0.88	$6.04	$1.64
Dividend declared per share	$0.40	$0.40	$0.40

Restricted stock units of 16,695, 9,439 and 9,927, respectively, during fiscal year 2020, 2019 and 2018 were excluded from the computation of diluted earnings per share as their effect would be anti-dilutive based on the treasury stock method.

18. Revenue from Contracts with Customers

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers in a manner that depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The Company disaggregates revenue based on the geographic location in which customer orders are placed and by reporting unit.

Revenue from contracts with customers is attributed to geographic areas based on locations in which the customer orders are placed. The Company has three operating and three reportable segments consisting of Brooks Semiconductor Solutions Group, Brooks Life Sciences Products and Brooks Life Sciences Services. The Company has six reporting units, including three reporting units within the Brooks Semiconductor Solutions Group operating segment, one reporting unit within Brooks Life Sciences Products operating segment and two reporting units within the Brooks Life

Sciences Services operating segment. The following is revenue by geographic location and reporting unit for the fiscal years ended September 30, 2020 and 2019 (in thousands):

	Year Ended September 30,
	2020	2019
Geographic Location
North America	$340,403	$327,250
Asia/Pacific/Other	417,099	312,237
Europe	139,771	141,361
	$897,273	$780,848

Reporting Unit
Automation Solutions	$308,593	$286,188
Contamination Control Solutions	157,557	118,318
Global Semiconductor Services	42,586	42,163
Brooks Semiconductor Solutions Group	508,736	446,669

Brooks Life Sciences Products	129,759	119,020

Sample Repository Solutions	92,332	88,896
GENEWIZ	166,446	126,263
Brooks Life Sciences Services	258,778	215,159
Total	$897,273	$780,848

Contract Balances

Accounts Receivable, Net. Accounts receivable represent rights to consideration in exchange for products or services that have been transferred by the Company, when payment is unconditional and only the passage of time is required before payment is due. Accounts receivable do not bear interest and are recorded at the invoiced amount. The Company maintains an allowance for doubtful accounts representing its best estimate of probable credit losses related to its existing accounts receivable and their net realizable value. The Company determines the allowance for doubtful accounts based on a number of factors, including an evaluation of customer credit worthiness, the age of the outstanding receivables, economic trends and historical experience. Accounts receivable, net were $188.3 million and $165.6 million at September 30, 2020 and September 30, 2019, respectively.

Contract Assets. Contract assets represent rights to consideration in exchange for products or services that have been transferred by the Company, when payment is conditional on something other than the passage of time. These amounts typically relate to contracts within the Brooks Life Sciences segments where the right to payment is not present until completion of the contract or the achievement of specified milestones and the value of the products or services transferred exceed this constraint. Contract assets are classified as current. Contract asset balances which are included within “Prepaid expenses and other current assets” on the Company’s Consolidated Balance Sheet, were $16.8 million and $14.0 million at September 30, 2020 and September 30, 2019, respectively.

Deferred Commissions. Deferred commissions represent a direct and incremental cost of obtaining a contract. These amounts primarily relate to sales commissions within the Brooks Life Sciences segments and are deferred and amortized over a 60-month period, which represents the average period of contract performance. The Company classifies deferred commissions as noncurrent as the original amortization period of this asset is greater than one year. Deferred commissions balances are included within “Other assets” on the Company’s Consolidated Balance Sheet. Deferred commissions were $0.4 million and $0.8 million at September 30, 2020 and September 30, 2019, respectively. The Company recorded $0.4 million of amortization expense related to deferred commissions for the year ended September 30, 2020.

Contract Liabilities. Contract liabilities represent the Company’s obligation to transfer products or services to a customer for which consideration has been received, or for which an amount of consideration is due from the customer.

Contract assets and liabilities are reported on a net basis at the contract level, depending on the contracts position at the end of each reporting period. Contract liabilities are included within “Deferred revenue” on the Company’s Consolidated Balance Sheet. Contract liabilities were $31.4 million and $29.4 million at September 30, 2020 and September 30, 2019, respectively. Revenue recognized from the contract liability balance at September 30, 2019 was $18.0 million for the year ended September 30, 2020.

Remaining Performance Obligations. Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year and for which fulfillment of the contract has started as of the end of the reporting period. The aggregate amount of transaction consideration allocated to remaining performance obligations as of September 30, 2020 was $62.1 million. The following table summarizes when the Company expects to recognize the remaining performance obligations as revenue, the Company will recognize revenue associated with these performance obligations as transfer of control occurs (in thousands):

	As of September 30, 2020
	Less than 1 Year	Greater than 1 Year	Total
Remaining Performance Obligations	$42,739	$19,380	$62,119

Cost to Obtain and Fulfill a Contract

The Company capitalizes sales commissions when incurred if they are (i) incremental costs of obtaining a contract, (ii) expected to be recovered and (iii) have an expected amortization period that is greater than one year. As part of the Company’s cumulative effect adjustment, incremental costs associated with obtaining a contract were capitalized and have been classified as deferred commissions within the Company’s Consolidated Balance Sheet. These amounts primarily relate to sales commissions within the Brooks Life Sciences segments and are being amortized over a 60-month period, which represents the average period of contract performance. The Company did not capitalize any sales commissions during the fiscal year ended September 30, 2020 as the amount of sales commissions that qualified for capitalization during the reporting period was insignificant. Sales commissions incurred during the reporting period have been expensed as incurred. These costs are recorded within “Selling, general, and administration expenses”. The Company has concluded that none of its costs incurred in fulfillment of customer contracts meet the capitalization criteria. The Company will account for shipping and handling activities as fulfillment activities and recognize the associated expense when transfer of control of the product has transferred to the customer.

19.    Significant Customers

No customers accounted for more than 10% of the Company’s consolidated revenue during the fiscal years ended September 30, 2020, 2019 and 2018. No customers accounted for more than 10% of the Company’s total receivables during the fiscal year ended September 30, 2020 and 2019.

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

The Company operates in three reportable segments: the Brooks Semiconductor Solutions Group segment, the Brooks Life Sciences Services segment and the Brooks Life Sciences Products segment. These reportable segments also represent the Company’s operating segments. The Company previously operated in two reportable segments: the Brooks Semiconductor Solutions Group segment and the Brooks Life Sciences segment. The Brooks Life Sciences segment consisted of the Sample Management operating segment and the GENEWIZ operating segment that aggregated into one reportable segment. During fiscal year 2020, the Company reorganized its operating segments to better align with its business activities in connection with its recent acquisitions and the Company’s strategic vision. Historical information has been adjusted to reflect the new reportable segments.

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

The Brooks Life Sciences Services segment provides comprehensive sample management programs, integrated cold chain solutions, informatics, as well as sample-based laboratory services to advance scientific research and support drug development. The segment’s service offerings include sample storage, genomic sequencing, gene synthesis, laboratory processing services, laboratory analysis, and other support services which are provided to a wide range of life science customers, including pharmaceutical companies, biotechnology companies, biorepositories and research institutes.

The Brooks Life Sciences Products segment provides automated cold sample management systems for compound and biological sample storage, equipment for sample preparation and handling, consumables and instruments, that help customers manage samples throughout their research discovery and development workflows. The segment’s product offerings include the automated cold storage systems, cryogenic storage systems, consumables and instruments and the associated services business for these products

The Company considers adjusted operating income, which excludes charges related to amortization of completed technology, the acquisition accounting impact on inventory contracts acquired and restructuring related charges as the primary performance metric when evaluating the business.

The following is the summary of the financial information for the Company’s reportable segments for the fiscal years ended September 30, 2020, 2019 and 2018 (in thousands):

		Year Ended September 30, 2020
		2020	2019	2018
Revenue:
Brooks Semiconductor Solutions Group		$508,736	$446,669	$435,018
Brooks Life Sciences Products		129,759	119,020	106,146
Brooks Life Sciences Services		258,778	215,159	90,396
Total revenue		$897,273	$780,848	$631,560

Operating income:
Brooks Semiconductor Solutions Group		$82,950	$69,961	$62,511
Brooks Life Sciences Products		9,353	(1,835)	(9,044)
Brooks Life Sciences Services		28,832	22,466	12,839
Reportable segment adjusted operating income		121,135	90,592	66,306
Amortization of completed technology		11,007	10,424	4,877
Acquisition accounting impact on inventory contracts acquired		—	184	1,896
Restructuring related charges		301	285	—
Amortization of acquired intangible assets		30,766	24,737	19,339
Restructuring charges		1,366	1,894	714
Other unallocated corporate expenses		(763)	7,030	8,071
Total operating income		78,458	46,038	31,409
Interest income		849	1,449	1,881
Interest expense		(2,944)	(22,250)	(9,520)
Loss on extinguishment of debt		—	(14,339)	—
Other expenses, net		(1,391)	(1,455)	(3,304)
Income before income taxes		$74,972	$9,443	$20,466

	Brooks
	Semiconductor	Brooks Life	Brooks Life
Assets:	Solutions Group	Sciences Products	Sciences Services	Total
September 30, 2020	$296,289	$214,196	$737,967	$1,248,452
September 30, 2019	259,641	206,456	702,698	1,168,795

The following is a reconciliation of the Company’s reportable segments’ segment assets to the amounts presented in the accompanying Consolidated Balance Sheets as of September 30, 2020 and 2019 (in thousands):

	September 30,	September 30,
	2020	2019
Segment assets	$1,248,452	$1,168,795
Cash and cash equivalents, restricted cash, and marketable securities	305,694	342,140
Deferred tax assets	4,979	5,064
Total assets	$1,559,125	$1,515,999

Revenue from external customers is attributed to geographic areas based on locations in which customer orders are placed. Net revenue by geographic area for the fiscal years ended September 30, 2020, 2019 and 2018 are as follows (in thousands):

	Year Ended September 30,
	2020	2019	2018
North America	$340,403	$327,250	$233,243
Asia / Pacific/ Other	417,099	312,237	262,706
Europe	139,771	141,361	135,611
	$897,273	$780,848	$631,560

The majority of the Company’s net revenue in North America is generated in the United States which amounted to $337.3 million, $325.3 million and $232.7 million, respectively, during fiscal years ended September 30, 2020, 2019 and 2018.

The geographic location of an OEM is not indicative of where the products will eventually be used. The geographic area for the orders is determined by the onward sale of an OEM system which incorporates the sub-systems and/or components.

Property, plant and equipment by geographic area as of September 30, 2020 and 2019 are as follows (in thousands):

	September 30,
	2020	2019
North America	$79,366	$72,401
Asia / Pacific/ Other	25,117	15,628
Europe	13,182	12,640
	$117,665	$100,669

Property, plant and equipment located in the United States amounted to $79.4 million and $72.3 million, respectively, at September 30, 2020 and 2019.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying Consolidated Balance Sheets as of September 30, 2020 and 2019 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$50	$—	$50	$—
Available-for-sale securities	3,168	—	3,168	—
Foreign exchange contracts	370	—	370	—
Total Assets	$3,588	$—	$3,588	$—
Liabilities:
Foreign exchange contracts	$238	$—	$238	$—
Total Liabilities	$238	$—	$238	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$16,164	$6,188	$9,976	$—
Available-for-sale securities	36,969	—	36,969	—
Foreign exchange contracts	17	—	17	—
Total Assets	$53,150	$6,188	$46,962	$—
Liabilities:
Foreign exchange contracts	$340	$—	$340	$—
Total Liabilities	$340	$—	$340	$—

Cash Equivalents

Cash equivalents $6.2 million at September 30, 2019 consist of money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of $0.1 million and $10.0 million, respectively, as of September 30, 2020 and 2019 consist primarily of treasury bills and agency bonds and are classified within Level 2 of the fair value hierarchy because they are not actively traded.

Available-For-Sale Securities

Available-for-sale securities of $3.2 million and $37.0 million, respectively, at September 30, 2020 and 2019 consist of U.S. Treasury Securities, Municipal Securities, Bank Certificate of Deposits, Corporate Securities and Other Debt Securities. The securities are valued using matrix pricing and benchmarking and classified within Level 2 of the fair value hierarchy because they are not actively traded. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.

Foreign Exchange Contracts

Foreign exchange contract assets and liabilities amounted to $0.4 million and $0.2 million, respectively, at September 30, 2020. Foreign exchange contract assets and liabilities amounted less than $0.1 million and $0.3 million, respectively, at September 30, 2019. Foreign exchange contract assets and liabilities are measured and reported at fair value based on observable market inputs and classified within Level 2 of the fair value hierarchy due to a lack of an active market for these contracts.

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During fiscal year 2020 and 2019, the Company did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

22.    Commitments and Contingencies

Letters of Credit

At September 30, 2020, the Company had $1.3 million of letters of credit outstanding related primarily to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from the Company’s customers in the event that the product is not delivered or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if the Company fails to meet certain contractual requirements. None of these obligations were called during fiscal years ended September 30, 2020, and the Company currently does not anticipate any of these obligations to be called in the near future.

Purchase Commitments

At September 30, 2020, the Company has non-cancelable commitments of $163.9 million, including purchase orders for inventory of $127.9 million, information technology related commitments of $22.6 million, China facility commitments of $13.2 million and other commitments of $0.2 million.

Contingencies

The Company is subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. The Company cannot predict the ultimate outcome of such legal proceedings or in certain instances provide reasonable ranges of potential losses. The Company may also have certain indemnification obligations pursuant to claims made under the definitive agreement it entered into with Edwards in connection with the Company’s sale of its semiconductor cryogenics business. See Note 3, “Discontinued Operations” for further information. However, as of the date of this report, the Company believes that none of these claims will have a material adverse effect on its consolidated financial position or results of operations. In the event of unexpected subsequent developments and given the inherent unpredictability of these matters, there can be no assurance that the Company’s assessment of any claim will reflect the ultimate outcome, and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated financial position or results of operations in particular quarterly or annual periods.

23.    Subsequent Events

Dividend

On November 5, 2020, the Company’s Board of Directors declared a cash dividend of $0.10 per share payable on December 17, 2020 to common stockholders of record as of December 4, 2020. Dividends are declared at the discretion of the Company’s Board of Directors and depend on the Company’s actual cash flow from operations, its financial condition and capital requirements, as well as any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

Item 9.    Changes in and Disagreements with Accountants on Financial Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020, the end of the period covered by this annual report.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2020. In making this assessment, we used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2020.

The effectiveness of our internal control over financial reporting as of September 30, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8.  Financial Statements and Supplementary Data.

Previously Identified Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We previously disclosed in our 2019 Annual Report on Form 10-K, the following control deficiency, that constitutes a material weakness in our internal control over financial reporting:

●	We did not maintain effective controls related to the accuracy of revenue recorded at a business unit within our Brooks Life Sciences Services segment. Specifically, we did not maintain effective controls to verify the accuracy of the price and quantity data for customer transactions entered into the business unit’s billing system, and to verify that the invoices generated from the billing system were based on the appropriate amounts. These control deficiencies resulted in immaterial misstatements and subsequent immaterial adjustments to revenue and related accounts and disclosures in the interim and annual consolidated financial statements for the years ended September 30, 2019, 2018 and 2017.

Remediation of Prior Material Weakness

During the quarter ended December 31, 2019, we implemented a new billing system and enterprise resource planning system (ERP) for the business unit within our Brooks Life Sciences with the reported material weakness. In connection with the implementation, during the quarter ended March 31, 2020, we designed and implemented new and enhanced controls to verify the accuracy of price and quantity data for the business unit's customer transactions and verify that invoices generated from the business unit's billing system are based on appropriate amounts. We also enhanced our documentation related to the business unit's billing systems, procedures, and controls, which will support its ability to train employees and execute the controls effectively. Based on the actions taken, as well as the testing and evaluation of the design and operating effectiveness of the controls, we concluded that the material weakness related to the accuracy of price and quantity data for the business unit's customer transactions, and the verification that invoices generated from the business unit's billing system are based on appropriate amounts, was remediated as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal fourth quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is contained in our definitive proxy statement for our 2021 annual meeting of shareholders to be filed by us within 120 days after the close of our fiscal year, or the 2021 Proxy Statement, under the captions “Proposal No. 1-Election of Directors,” “Other Matters-Standards of Conduct,” “Other Matters-Stockholder Proposals and Recommendations for Director” and “Corporate Governance” and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this Item 11 is contained under the captions “Corporate Governance,” “Director Compensation” and “Executive Officers” in the 2021 Proxy Statement to be filed by us within 120 days after the close of our fiscal year and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is contained under the captions “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information” in the 2021 Proxy Statement to be filed by us within 120 days after the close of our fiscal year and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is contained under the captions “Related Party Transactions,” “Corporate Governance” and “Compensation of Directors” in the 2021 Proxy Statement to be filed by us within 120 days after the close of our fiscal year and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this Item 14 is contained under the caption “Independent Auditor Fees and Other Matters” in the 2021 Proxy Statement to be filed by us within 120 days after the close of our fiscal year and is incorporated herein by reference.

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

4.01	Specimen Certificate for shares of the Company’s common stock (incorporated herein by reference to the Company’s Registration Statement on Form S-3 (Reg. No. 333-88320), filed on May 15, 2002).

4.02	Description of Securities (incorporated herein by reference to Exhibit 4.02 of the Company’s Annual Report on Form 10-K, filed on December 17, 2019).

10.01**	Form of Indemnification Agreement for directors and officers of the Company (incorporated herein by reference to Exhibit 10.02 of the Company’s Annual Report on Form 10-K, filed on November 17, 2017).

10.02**

Employment Agreement, effective as of April 5, 2010, by and between the Company and Stephen S. Schwartz (incorporated herein by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010, filed on May 6, 2010).

10.03**

Offer letter, dated September 5, 2013, between the Company and Lindon G. Robertson (incorporated herein by reference to Exhibit 10.03 of the Company’s Annual Report on Form 10-K, filed on December 17, 2019).

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

10.07**

Separation Agreement, dated September 6, 2019, as amended, between the Company and Maurice H. Tenney, III (incorporated herein by reference to Exhibit 10.07 of the Company’s Annual Report on Form 10-K, filed on December 17, 2019).

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

10.10**	Offer Letter dated September 12, 2018, between the Company and Amy Liao (incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K, filed on December 17, 2019).

10.11**	Form of Non-Competition Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2015).

10.12**	Form of Change in Control Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 9, 2015).

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

101

The following material from the Company’s Annual Report on Form 10-K, for the year ended September 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded in the iXBRL document.

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

Date: November 18, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEPHEN S. SCHWARTZ	Director, President and Chief Executive Officer (Principal Executive Officer)	November 18, 2020
Stephen S. Schwartz

/S/ LINDON G. ROBERTSON	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 18, 2020
Lindon G. Robertson

/S/ DAVID PIETRANTONI	Vice President - Finance and Corporate Controller (Principal Accounting Officer)	November 18, 2020
David Pietrantoni

/S/ A. CLINTON ALLEN	Director	November 18, 2020
A. Clinton Allen

/S/ ROBYN C. DAVIS	Director	November 18, 2020
Robyn C. Davis

/S/ JOSEPH R. MARTIN	Director	November 18, 2020
Joseph R. Martin

/S/ ERICA J. MCLAUGHLIN	Director	November 18, 2020
Erica J. McLaughlin

/S/ KRISHNA G. PALEPU	Director	November 18, 2020
Krishna G. Palepu

/S/ MICHAEL ROSENBLATT	Director	November 18, 2020
Michael Rosenblatt

/S/ ALFRED WOOLLACOTT III	Director	November 18, 2020
Alfred Woollacott III

/S/ MARK S. WRIGHTON	Director	November 18, 2020
Mark S. Wrighton

/S/ ELLEN M. ZANE	Director	November 18, 2020
Ellen M. Zane