Form 10-Q
period 2020-12-31
Brooks Automation, Inc.
filed 2021-02-03
CIK 933974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, January 25, 2021: common stock, $0.01 par value and 74,220,121 shares outstanding.

BROOKS AUTOMATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BROOKS AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	December 31,	September 30,
	2020	2020
Assets
Current assets
Cash and cash equivalents	$308,517	$295,649
Marketable securities	55	67
Accounts receivable, net	196,679	188,291
Inventories	123,917	114,834
Prepaid expenses and other current assets	45,988	50,612
Total current assets	675,156	649,453
Property, plant and equipment, net	126,947	117,665
Long-term marketable securities	3,410	3,101
Long-term deferred tax assets	4,765	4,979
Goodwill	512,989	501,536
Intangible assets, net	219,866	218,325
Other assets	71,599	64,066
Total assets	$1,614,732	$1,559,125
Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$414	$827
Accounts payable	67,811	61,758
Deferred revenue	35,661	31,357
Accrued warranty and retrofit costs	8,228	8,201
Accrued compensation and benefits	31,693	43,267
Accrued restructuring costs	106	181
Accrued income taxes payable	15,972	10,094
Accrued expenses and other current liabilities	65,885	55,433
Total current liabilities	225,770	211,118
Long-term debt	49,629	49,588
Long-term tax reserves	19,458	19,168
Long-term deferred tax liabilities	15,132	17,798
Long-term pension liabilities	6,741	6,406
Long-term operating lease liabilities	34,173	31,855
Other long-term liabilities	11,675	9,578
Total liabilities	362,578	345,511
Commitments and contingencies (Note 17)
Stockholders' Equity
Preferred stock, $0.01 par value - 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value - 125,000,000 shares authorized, 87,672,132 shares issued and 74,210,263 shares outstanding at December 31, 2020, 87,293,710 shares issued and 73,831,841 shares outstanding at September 30, 2020	877	873
Additional paid-in capital	1,949,556	1,942,850
Accumulated other comprehensive income	35,145	21,919
Treasury stock, at cost - 13,461,869 shares	(200,956)	(200,956)
Accumulated deficit	(532,468)	(551,072)
Total stockholders' equity	1,252,154	1,213,614
Total liabilities and stockholders' equity	$1,614,732	$1,559,125

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended
	December 31,
	2020	2019

Revenue
Products	$159,616	$131,862
Services	89,887	78,638
Total revenue	249,503	210,500
Cost of revenue
Products	91,503	79,971
Services	44,872	45,543
Total cost of revenue	136,375	125,514
Gross profit	113,128	84,986
Operating expenses
Research and development	16,083	14,401
Selling, general and administrative	66,030	59,343
Restructuring charges	87	576
Total operating expenses	82,200	74,320
Operating income	30,928	10,666
Interest income	76	699
Interest expense	(556)	(737)
Other income (expenses), net	1,329	(417)
Income before income taxes	31,777	10,211
Income tax provision (benefit)	4,770	(2,963)
Income from continuing operations	27,007	13,174
Loss from discontinued operations, net of tax	(979)	(117)
Net income	$26,028	$13,057
Basic net income per share:
Income from continuing operations	$0.36	$0.18
Loss from discontinued operations, net of tax	(0.01)	(0.00)
Basic net income per share	$0.35	$0.18
Diluted net income per share:
Income from continuing operations	$0.36	$0.18
Loss from discontinued operations, net of tax	(0.01)	(0.00)
Diluted net income per share	$0.35	$0.18
Weighted average shares used in computing net income per share:
Basic	74,021	72,972
Diluted	74,283	73,645

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(In thousands)

	Three Months Ended
	December 31,
	2020	2019

Net income	$26,028	$13,057
Other comprehensive income, net of tax:
Foreign currency translation adjustments	13,264	9,645
Unrealized gains on marketable securities, net of tax effects of $0 and $0 during the three months ended December 31, 2020 and 2019	—	10
Actuarial losses, net of tax effects of $5 and $1 during the three months ended December 31, 2020 and 2019	(38)	(12)
Total other comprehensive income, net of tax	13,226	9,643
Comprehensive income	$39,254	$22,700

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended
	December 31,
	2020	2019
Cash flows from operating activities
Net income	$26,028	$13,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,746	16,477
Stock-based compensation	6,710	4,410
Amortization of premium on marketable securities and deferred financing costs	56	67
Deferred income taxes	(4,960)	(8,183)
Other losses on disposals of assets	1	126
Adjustment to the gain on divestiture, net of tax	948	319
Changes in operating assets and liabilities, net of acquisitions and divestiture:
Accounts receivable	(4,504)	1,503
Inventories	(6,307)	(4,335)
Prepaid expenses and other assets	28,945	6,120
Accounts payable	5,727	5,255
Deferred revenue	3,186	(720)
Accrued warranty and retrofit costs	(185)	221
Accrued compensation and tax withholdings	(12,307)	(5,755)
Accrued restructuring costs	(75)	(203)
Accrued expenses and other liabilities	(15,279)	(2,616)
Net cash provided by operating activities	43,730	25,743
Cash flows from investing activities
Purchases of property, plant and equipment	(15,227)	(9,614)
Purchases of marketable securities	(4)	(10,742)
Maturities of marketable securities	—	33,584
Acquisitions, net of cash acquired	(15,061)	—
Net cash (used in) provided by investing activities	(30,292)	13,228
Cash flows from financing activities
Principal payments on debt	(414)	(414)
Payments of finance leases	(319)	(319)
Common stock dividends paid	(7,424)	(7,369)
Net cash used in financing activities	(8,157)	(8,102)
Effects of exchange rate changes on cash and cash equivalents	11,250	2,808
Net increase in cash, cash equivalents and restricted cash	16,531	33,677
Cash, cash equivalents and restricted cash, beginning of period	302,526	305,171
Cash, cash equivalents and restricted cash, end of period	$319,057	$338,848
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	$2,112	$2,622

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$308,517	$335,319
Short-term restricted cash included in prepaid expenses and other current assets	3,571	3,529
Long-term restricted cash included in other assets	6,969	—
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$319,057	$338,848

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY

(unaudited)

(In thousands, except share data)

		Common		Accumulated
	Common	Stock at	Additional	Other
	Stock	Par	Paid-In	Comprehensive	Accumulated	Treasury	Total
	Shares	Value	Capital	Income	Deficit	Stock	Equity
Balance September 30, 2019	85,759,700	$857	$1,921,954	$3,511	$(586,412)	$(200,956)	$1,138,954
Shares issued under restricted stock and purchase plans, net	1,320,317	14	(14)				—
Stock-based compensation			4,410				4,410
Common stock dividends declared, at $0.10 per share					(7,369)		(7,369)
Foreign currency translation adjustments				9,645			9,645
Changes in unrealized gains on marketable securities, net of tax effects of $0				10			10
Actuarial losses, net of tax effects of $1				(12)			(12)
Net income					13,057		13,057
Balance December 31, 2019	87,080,017	$871	$1,926,350	$13,154	$(580,724)	$(200,956)	$1,158,695

Balance September 30, 2020	87,293,710	$873	$1,942,850	$21,919	$(551,072)	$(200,956)	$1,213,614
Shares issued under restricted stock and purchase plans, net	378,422	4	(4)				—
Stock-based compensation			6,710				6,710
Common stock dividends declared, at $0.10 per share					(7,424)		(7,424)
Foreign currency translation adjustments				13,264			13,264
Actuarial losses, net of tax effects of $5				(38)			(38)
Net income					26,028		26,028
Balance December 31, 2020	87,672,132	$877	$1,949,556	$35,145	$(532,468)	$(200,956)	$1,252,154

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

Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) for the fiscal year ended September 30, 2020 (the “2020 Annual Report on Form 10-K”). The accompanying Consolidated Balance Sheet as of September 30, 2020 was derived from the audited annual consolidated financial statements as of the period then ended.

Discontinued Operations

In the fourth quarter of fiscal year 2018, the Company entered into a definitive agreement to sell its semiconductor cryogenics business (the “Disposition”) to Edwards Vacuum LLC (a member of the Atlas Copco Group) (“Edwards”). The Company determined that the semiconductor cryogenics business met the “held for sale” criteria and the “discontinued operations” criteria in accordance with Financial Accounting Standard Boards (“FASB”) Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements (“FASB ASC 205”), as of September 30, 2018. On July 1, 2019, the Company completed the sale of the semiconductor cryogenics business. Results related to the semiconductor cryogenics business are included within discontinued operations. Please refer to Note 3, “Discontinued Operations” for further information.

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

During the COVID-19 pandemic, the Company’s facilities have remained operational with only required personnel on site, and the balance of employees working from home.  Our semiconductor and life sciences business segments fall within the classification of an “Essential Critical Infrastructure Sector” as defined by the U.S. Department of Homeland Security and have continued operations during the COVID-19 pandemic. The Company has followed government guidance in each region and country and has implemented U.S. Centers for Disease Control and Prevention social distancing guidelines and other applicable best practices to protect the health and safety of the Company’s employees. The COVID-19 pandemic has not had a substantial negative impact on our financial results and a portion of this impact has been mitigated by our realignment of resources to satisfy incremental orders related to virus research. Future impacts on the Company’s financial results will depend on multiple variables which are not fully determinable, as the full impact of the pandemic on the economy and markets which the Company serves is as yet unknown.  The variables are many, but fundamentally include reduced demand from the Company’s customers, the degree that the supply chain may be constrained which could impact the Company’s delivery of product and the potential impact to our operations if there is a significant outbreak among our employees, as well as the amount of incremental demand caused by research and treatments in the areas of COVID-19 or related threats.

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

Foreign currency exchange gains and losses generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other expenses, net” in the Company’s unaudited Consolidated Statements of Operations. Net foreign currency transaction and remeasurement gains were $0.8 million and losses were $0.7 million during the three months ended December 31, 2020 and 2019, respectively.

Derivative Financial Instruments

The Company has transactions and balances denominated in currencies other than U.S. dollars. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. The Company enters into foreign exchange contracts to reduce its exposure to currency fluctuations. The arrangements typically mature in three months or less and they do not qualify for hedge accounting. Net gains and losses related to these contracts are recorded as a component of "Other income (expenses), net" in the accompanying unaudited Consolidated Statements of Operations and are as follows for the three months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended
	December 31,
	2020	2019
Realized losses on derivatives not designated as hedging instruments	$(1,162)	$(3,668)

The fair values of the forward contracts are recorded in the accompanying unaudited Consolidated Balance Sheets as “Prepaid expenses and other current assets” and “Accrued expenses and other current liabilities”. Foreign exchange contract assets and liabilities are measured and reported at fair value based on observable market inputs and classified within Level 2 of the fair value hierarchy described below due to a lack of an active market for these contracts.

Fair Value Measurements

The Company measures certain financial assets and liabilities, including cash equivalents and available for sale securities, at fair value. FASB ASC 820, Fair Value Measurement and Disclosures, establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following levels of inputs may be used to measure fair value:

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

As of December 31, 2020, the Company had no assets or liabilities measured and recorded at fair value on a recurring basis using Level 3 inputs.

Accounts Receivable, Allowance for Expected Credit Losses and Sales Returns

Trade accounts receivable do not bear interest and are recorded at the invoiced amount. The Company maintains an allowance for expected credit losses representing its best estimate of expected credit losses related to its existing accounts receivable and their net realizable value. The Company determines the allowance based on a number of factors, including an evaluation of customer credit worthiness, the age of the outstanding receivables, economic trends, historical experience and other information over the payment periods. The Company reviews and adjusts the allowance for expected credit losses on a quarterly basis. Accounts receivable balances are written off against the allowance for expected credit losses when the Company determines that the balances are not recoverable. Provisions for expected credit losses are recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations. The Company determines the allowance for sales returns based on its best estimate of expected customer returns. Provisions for sales returns are recorded in "Revenue" in the Consolidated Statements of Operations. The Company does not have any off-balance-sheet credit exposure related to its customers.

Leases

The Company has operating leases for real estate and non-real estate and finance leases for non-real estate. The classification of a lease as operating or finance and the determination of the right-of-use asset (“ROU asset”) and lease liability are determined at lease inception. The ROU asset represents the Company’s right to use an underlying asset for the lease term and the lease liability represents the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, an incremental borrowing rate is used based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term.

The Company’s lease agreements may contain lease and non-lease components. Non-lease components primarily include payments for maintenance and utilities. Fixed payments for non-lease components are combined with lease payments and accounted for as a single lease component which increases the amount of the ROU asset and liability.

The ROU asset for operating leases is included within “Other assets” and the ROU asset for finance leases is included within “Property, plant, and equipment, net” in the accompanying unaudited Consolidated Balance Sheets. The short-term lease liabilities for both operating leases and finance leases are included within “Accrued expenses and other current liabilities” in the accompanying unaudited Consolidated Balance Sheets. The long-term lease liabilities for operating leases and finance leases are included within “Long-term operating lease liabilities”, and “Other long-term liabilities”, respectively, in the accompanying unaudited Consolidated Balance Sheets.

Recently Issued Accounting Pronouncements

In October 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-10, Codification Improvements. The amendments in this ASU represent changes to clarify the ASCs, correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. ASU 2020-10 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods, with early adoption permitted. The amendments in this ASU should be applied retrospectively. This ASU will not affect the Company's consolidated financial statements. The Company will adopt the provisions of this ASU in the first quarter of fiscal 2022 and is currently evaluating the impact this guidance may have on the disclosure to the consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The provisions of this ASU are only available until December 31, 2022, when the reference rate replacement activity is expected to be completed. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 clarifying and amending existing guidance. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2020. Early adoption is permitted. The Company will adopt the provisions of this ASU in the first quarter of fiscal 2022. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The amendments require additional disclosure for the weighted-average interest crediting rates, a narrative description of the reasons for significant gains and losses, and an explanation of any other significant changes in the benefit obligation or plan assets. The amendment removes disclosure requirement for accumulated other comprehensive income expected to be recognized over the next year, information about plan assets to be returned to the entity, and the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost, and the benefit obligation for postretirement health care benefits. The ASU is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The ASU does not amend the interim disclosure requirements of ASC 715-20. The Company will adopt the provisions of this ASU in the first quarter of fiscal 2022 and is currently evaluating the impact this guidance may have on the disclosure to the consolidated financial statements.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820 to add and remove disclosure requirements related to fair value measurement. The amendments include new disclosure requirements for changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The amendments eliminated disclosure requirements for amount of and reasons for transfers between Level 1 and Level 2, valuation processes for Level 3 fair value measurements, and policy for timing of transfers between levels of the fair value hierarchy. In addition, the amendments modified certain disclosure requirement to provide clarification or to promote appropriate exercise of discretion by entities. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted. The Company adopted the guidance during the first quarter of fiscal year 2021. There is no significant accounting impact on the Company’s consolidated financial statements and related disclosures as a result of the adoption of this ASU.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. The provisions may be adopted prospectively or retrospectively. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company adopted the guidance during the first quarter of fiscal year 2021 on a prospective basis. There is no significant accounting impact on the Company’s consolidated financial statements and related disclosures as a result of the adoption of this ASU.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, ASU 2019-05 “Financial Instruments-Credit Losses”, ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, and ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) to clarify and address certain items related to the amendments in ASU 2016-13. Topic 326 provides guidance for recognizing credit losses on financial instruments based on an estimate of current expected credit losses model. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted. The Company adopted the guidance during the first quarter of fiscal year 2021.There is no significant accounting impact on the Company’s consolidated financial statements and related disclosures as a result of the adoption of this ASU.

Other

For further information with regard to the Company’s significant accounting policies, please refer to Note 2 “Summary of Significant Accounting Policies” to the Company’s consolidated financial statements included in the 2020 Annual Report on Form 10-K.

3. Discontinued Operations

On August 27, 2018, the Company entered into a definitive agreement to sell its semiconductor cryogenics business to Edwards for $675.0 million in cash, subject to adjustments. The sale was closed on July 1, 2019. The Company completed the sale for $659.8 million. Net proceeds from the sale were approximately $551.7 million, net of taxes and closing costs paid and remaining estimated taxes payable. During the first quarter of fiscal year 2021, the Company reached a final settlement with Edwards. The final net working capital was determined and resulted in a negative adjustment in the amount of $1.8 million payable to Edwards. As a result, the Company recorded a negative adjustment to gain on divestiture of $1.3 million for the three months ended December 31, 2020 after previously recorded adjustment. The adjustment was paid in January 2021.

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

The semiconductor cryogenics business consisted of the CTI pump business, Polycold chiller business, the related services business and a 50% share in Ulvac Cryogenics, Inc., a joint venture based in Japan. The semiconductor cryogenics business was originally acquired by the Company in its 2005 merger with Helix Technology Corporation. The operating results of the semiconductor cryogenics business had been included in the Brooks Semiconductor Solutions Group segment before the plan of disposition.

In connection with the closing of the Disposition on July 1, 2019, the Company and Edwards entered into a transition service agreement, a supply agreement, and lease agreements. The transition service agreement outlined the information technology, people, and facility support the parties provided to each other for the period ending 9 months after transaction closing date. The supply agreement allowed the Company to purchase CTI and Polycold goods at cost from Edwards up to an aggregate amount equal to $1.0 million until one-year anniversary of closing the Disposition. The lease agreements provide facility space in Chelmsford, Massachusetts to Edwards free of charge for three years after the transaction closing date. Edwards has the option to renew each lease at the then current market rates after the initial three-year lease term has ended. This Disposition was consistent with the Company’s long-standing strategy to increase shareholder value by accelerating the growth of its Life Sciences businesses with further acquisitions and strengthening its semiconductor automation business with opportunistic acquisitions.

The Disposition met the "held for sale" criteria and the “discontinued operation” criteria in accordance with FASB ASC 205 as of September 30, 2018. As such, its operating results have been reported as a discontinued operation for all periods presented.

The following table presents the financial results of discontinued operations (in thousands):

	Three Months Ended December 31,
	2020	2019
Loss on discontinued operations before income taxes	$(1,288)	$(153)
Net loss from discontinued operations	(979)	(117)

4. Marketable Securities

The Company invests in marketable securities that are classified as available-for-sale and records them at fair value in the accompanying unaudited Consolidated Balance Sheets. Marketable securities reported as current assets represent investments that mature within one year from the balance sheet date. Long-term marketable securities represent investments with maturity dates greater than one year from the balance sheet date. The securities are valued using matrix pricing and benchmarking and classified within Level 2 of the fair value hierarchy because they are not actively traded. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.

Unrealized gains and losses are excluded from earnings and reported as a separate component of “Total other comprehensive income, net of tax” in the accompanying unaudited Consolidated Statement of Comprehensive Income until the security is sold or matures. Gains or losses realized from sales of marketable securities are computed based on the specific identification method and recognized as a component of "Other income (expenses), net" in the accompanying unaudited Consolidated Statements of Operations. There were no sales of marketable securities during either of the three months ended December 31, 2020 and 2019.

The following is a summary of the amortized cost and the fair value, including accrued interest receivable and unrealized holding gains (losses) on the short-term and long-term marketable securities as of December 31, 2020 and September 30, 2020 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
December 31, 2020:
Bank certificates of deposits	$55	$—	$—	$55
Corporate securities	3,410	—	—	3,410
Other debt securities	—	—	—	—
	$3,465	$—	$—	$3,465
September 30, 2020:
Bank certificates of deposits	$51	$—	$—	$51
Corporate securities	3,101	—	—	3,101
Other debt securities	16	—	—	16
	$3,168	$—	$—	$3,168

The fair values of the marketable securities by contractual maturities at December 31, 2020 are presented below (in thousands):

Fair Value
Due in one year or less	$55
Due after one year through five years	—
Due after five years through ten years	—
Due after ten years	3,410
Total marketable securities	$3,465

Expected maturities could differ from contractual maturities because the security issuers may have the right to prepay obligations without prepayment penalties.

The Company reviews the marketable securities for impairment at each reporting period to determine if any of the securities have experienced an other-than-temporary decline in fair value. The Company considers factors, such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of its amortized cost basis. If the Company believes that an other-than-temporary decline in fair value has occurred, it writes down the investment to its fair value and recognizes the credit loss in earnings and the non-credit loss in accumulated other comprehensive income or loss. There were no securities in an unrealized loss position as of either of December 31, 2020 and September 30, 2020.

Cash equivalents of less than $0.1 million at December 31, 2020 consist of money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. There were no cash equivalents classified within Level 1 of the fair value hierarchy as of September 30, 2020. Cash equivalents of $0.1 million as of September 30, 2020, consist primarily of treasury bills and agency bonds and are classified within Level 2 of the fair value hierarchy because they are not actively traded. Cash equivalents from level 1 and level 2 are recorded in “Cash and cash equivalents” within the accompanying unaudited Consolidated Balance Sheet.

5. Acquisitions

Acquisition Completed in Fiscal Year 2021

On December 3, 2020, the Company acquired Trans-Hit Biomarkers (“THB”),  a worldwide biospecimen procurement service provider based in Montreal Canada. THB has an extensive collection capability for biospecimens and clinical samples through a worldwide partner network of clinical sites and biobanks. The total cash purchase price of the acquisition was approximately $15.2 million, net of cash acquired.

The allocation of consideration primarily included $7.5 million of customer relationships, $8.9 million of goodwill and $2.3 million of deferred tax liabilities. The Company applied the excess earnings method to determine the fair value of the customer relationships intangible asset. The weighted useful life of all intangibles acquired is 11 years. The purchase price allocation was based on a preliminary valuation which is subject to further adjustments within the measurement period when additional information becomes available. The goodwill from this acquisition is reported within the Brooks Life Sciences Services segment and is not tax deductible. The acquisition enhances the breadth and depth of our offerings and expands our expertise in the Brooks Life Sciences Services segment.

The Company did not present a pro forma information summary for its consolidated results of operations because such results were immaterial.

Acquisition Completed in Fiscal Year 2020

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

The allocation of the consideration primarily included $1.2 million of accounts receivable, $2.9 million of customer relationships, $2.9 million of technology, $11.1 million of goodwill, and $3.0 million of liabilities. The Company applied the excess earnings method to determine the fair value of the customer relationships intangible asset. The purchase price allocation was based on a preliminary valuation which is subject to further adjustments within the measurement period when additional information becomes available. The goodwill from this acquisition is reported within the Brooks Life Sciences Services segment and is not tax deductible.

6. Goodwill and Intangible Assets

Goodwill represents the excess of net book value over the estimated fair value of net tangible and identifiable intangible assets of a reporting unit. Goodwill is tested for impairment annually or more often if impairment indicators are present at the reporting unit level. If events occur or circumstances change that would more likely than not reduce fair values of the reporting units below their carrying values, goodwill will be evaluated for impairment between annual tests. No triggering events indicating goodwill impairment occurred during the three months ended December 31, 2020. Please refer to Note 8, "Goodwill and Intangible Assets" to the Company's consolidated financial statements included in the 2020 Annual Report on Form 10-K for further information on the goodwill impairment testing performed during fiscal year 2020.

The changes in the Company’s goodwill by reportable segment since September 30, 2020 are as follows (in thousands):

	Brooks
	Semiconductor	Brooks	Brooks
	Solutions	Life Sciences	Life Sciences
	Group	Products	Services	Other	Total
Gross goodwill, at September 30, 2020	$637,303	$103,278	$349,899	$26,014	$1,116,494
Accumulated goodwill impairments	(588,944)	—		(26,014)	(614,958)
Goodwill, net of accumulated impairments, at September 30, 2020	48,359	103,278	349,899	—	501,536
Acquisitions and adjustments	354	2,059	9,040	—	11,453
Gross goodwill, at December 31, 2020	637,657	105,337	358,939	26,014	1,127,947
Accumulated goodwill impairments	(588,944)	—		(26,014)	(614,958)
Goodwill, net of accumulated impairments, at December 31, 2020	$48,713	$105,337	$358,939	$—	$512,989

During the three months ended December 31, 2020, the Company recorded a goodwill increase of $11.5 million primarily related to the acquisition of THB and the impact of foreign currency translation adjustments.

The components of the Company’s identifiable intangible assets as of December 31, 2020 and September 30, 2020 are as follows (in thousands):

	December 31, 2020			September 30, 2020
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Patents	$5,302	$4,914	$388	$5,302	$4,865	$437
Completed technology	93,644	52,847	40,797	92,477	49,875	42,602
Trademarks and trade names	26,253	10,222	16,031	25,769	9,322	16,447
Non-competition agreements	703	61	642	—	—	—
Customer relationships	281,852	119,847	162,005	271,113	112,277	158,836
Other intangibles	257	254	3	245	242	3
	$408,011	$188,145	$219,866	$394,906	$176,581	$218,325

Amortization expense for intangible assets was $9.7 million and $10.6 million, respectively, during the three months ended December 31, 2020 and 2019.

Estimated future amortization expense for the intangible assets for the remainder of fiscal year 2021, the subsequent four fiscal years and thereafter is as follows (in thousands):

Fiscal year ended September 30,
2021	$29,020
2022	35,792
2023	32,503
2024	27,777
2025	22,252
Thereafter	72,522
$219,866

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

On October 4, 2017, the Company entered into a $200.0 million Senior Secured Term Loan Facility (the “term loan”) with Morgan Stanley Senior Funding, Inc., JPMorgan Chase Bank, N.A. and Wells Fargo Securities, LLC (collectively, the “lenders”). Coincident with the entry into the credit agreement for the term loan discussed in Note 8, “Debt” below, the Company amended certain terms and conditions of the credit agreement for the line of credit. Based on the amended terms of the credit agreement, the line of credit continues to provide for a revolving credit facility of up to $75.0 million, subject to borrowing base availability. Borrowing base availability under the amended credit agreement excludes collateral related to fixed assets and is redetermined periodically based on certain percentage of certain eligible U.S. assets, including accounts receivable and inventory. The sub-limits for letters of credit were reduced to $7.5 million under the amended terms of the credit agreement. All outstanding borrowings under the credit agreement are guaranteed by the Company and Brooks Life Sciences, Inc. (fka BioStorage Technologies, Inc.), the Company’s wholly-owned subsidiary (“guarantor”), and subordinated to the obligations under the term loan which are secured by a first priority lien on substantially all of the assets of the Company and the guarantor, other than accounts receivable and inventory. Please refer to Note 8, “Debt”, for further information on the term loan transaction.

As of December 31, 2020, the Company had approximately $47.3 million available for borrowing under the line of credit. There were no amounts outstanding under the line of credit as of December 31, 2020 and September 30, 2020. The Company records commitment fees and other costs directly associated with obtaining the line of credit facility as deferred financing costs which are amortized over the term of the related financing arrangement. Deferred financing costs were $0.2 million and $0.4 million, respectively, at December 31, 2020 and September 30, 2020. The line of credit contains certain customary representations and warranties, a financial covenant and affirmative and negative covenants as well as events of default. The Company was in compliance with the line of credit covenants as of December 31, 2020.

8. Debt

Term Loans

On October 4, 2017, the Company entered into a $200.0 million term loan with the lenders pursuant to the terms of a credit agreement. The term loan was issued at $197.6 million, or 98.8% of its par value, resulting in a discount of $2.4 million, or 1.2%, which represented loan origination fees paid at the closing.

On November 15, 2018, the Company entered into an incremental amendment (the “First Amendment”) to the existing credit agreement. Under the First Amendment, the Company obtained an incremental term loan in an aggregate principal amount of $350.0 million. The proceeds of the incremental term loan were used to finance a portion of the purchase price for the Company’s acquisition of GENEWIZ Group. The incremental term loan was issued at $340.5 million, or 97.3% of its par value, resulting in a discount of $9.5 million, or 2.7%, which represented financing cost of the incremental term loan. Except as provided in the First Amendment, the incremental term loan was subject to the same terms and conditions as set forth in the existing credit agreement.

On February 15, 2019, the Company entered into the second amendment to the credit agreement (the “Second Amendment”) and syndicated the incremental term loan to a group of new lenders which met the criteria of a debt extinguishment. The Company wrote off the carrying value of the incremental term loan of $340.1 million as of February 15, 2019 and recorded the syndicated incremental term loan at its present value for $349.1 million and a loss on debt extinguishment for $9.1 million. The syndicated incremental term loan was issued at $345.2 million, or 98.9% of its par value, resulting in a discount of $4.0 million which represented financing costs which are presented as a reduction of the incremental term loan principal balance in the accompanying unaudited Consolidated Balance Sheets and was accreted over the life of the incremental term loan. Except as provided in the Second Amendment with respect to an increase of the applicable interest rates, the syndicated incremental term loan was subject to the same terms and conditions as the initial incremental term loan.

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

The loan principal amount under the credit agreement may be increased by an aggregate amount equal to $75.0 million plus any voluntary repayments of the term loan plus any additional amount such that the secured leverage ratio of the Company is less than 3.00 to 1.00.

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

The deferred financing costs are accreted over the term of the loan using the effective interest rate method and are included in “Interest expense” in the accompanying unaudited Consolidated Statements of Operations. At December 31, 2020, deferred financing costs were $0.4 million.

The credit agreement contains certain customary representations and warranties, covenants and events of default. If any of the events of default occur and are not waived or cured within applicable grace periods, any unpaid amounts under the credit agreement will bear an annual interest rate at 2.00% above the rate otherwise applicable under the terms and conditions of such agreement. The credit agreement does not contain financial maintenance covenants. As of December 31, 2020, the Company was in compliance with all covenants and conditions under the credit agreement.

In connection with the GENEWIZ acquisition, the Company assumed three five-year term loans for a total of $3.3 million and two one-year short term loans for a total of $3.2 million. The three five-year term loans were initiated during 2016 and mature in 2021. The principal payments are payable in eight installments equal to 12.5% of the initial principal amount of the term loans on December 14th and June 14th of each year. The three five-year term loans were secured by GENEWIZ to fund equipment procurement and new building related payments and the interest rates are equal to the LIBOR plus 3.1%. The two one-year term loans were secured by GENEWIZ to fund operations. Both of the one-year term loans were initiated in 2018 and matured in 2019. The interest rates of these two loans were 4.56% and 4.35%. There are no deferred financing costs related to either the five-year term loans or the one-year term loans. At December 31, 2020, the Company had an aggregate outstanding principal balance of $0.4 million for the three five-year term loans. Both of the two one-year short term loans matured and were repaid in full during fiscal year 2019.

During the three months ended December 31, 2020, the weighted average stated interest rate paid on all outstanding debt was 2.8%. During the three months ended December 31, 2020, the Company incurred aggregate interest expense of $0.4 million in connection with the borrowings, including $0.1 million of deferred financing costs amortization.

The following are the future minimum principal payment obligations under all of the Company’s outstanding debt as of December 31, 2020 (in thousands):

Amount
Fiscal year ended September 30,
2021	$414
2022	—
2023	—
2024	—
2025	50,000
Total outstanding principal balance	50,414
Unamortized deferred financing costs	(371)
50,043
Current portion of long-term debt	414
Non-current portion of long-term debt	$49,629

9. Leases

The Company has operating leases for real estate and non-real estate and finance leases for non-real estate in North America, Europe, and Asia. Non-real estate leases are primarily related to vehicles and office equipment. Lease expiration dates range between 2021 and 2039.

The components of operating lease expense were as follows (in thousands):

	Three Months Ended December 31,
	2020	2019

Operating lease costs	$2,608	$2,122
Finance lease costs:
Amortization of assets	312	311
Interest on lease liabilities	15	29
Total finance lease costs	327	340
Variable lease costs	525	406
Short-term lease costs	110	164
Total lease costs	$3,570	$3,032

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	December 31, 2020	September 30, 2020
Operating Leases:
Operating lease right-of-use assets	$42,129	$39,071

Accrued expenses and other current liabilities	$7,937	$7,015
Long-term operating lease liabilities	34,173	31,855
Total operating lease liabilities	$42,110	$38,870

Finance Leases:
Property, plant and equipment, at cost	$2,252	$2,540
Accumulated amortization	(1,557)	(1,246)
Property, plant and equipment, net	$695	$1,294

Accrued expenses and other current liabilities	$1,022	$1,135
Other long-term liabilities	158	348
Total finance lease liabilities	$1,180	$1,483

Weighted average remaining lease term (in years):
Operating leases	8.22	8.72
Finance leases	1.10	1.32

Weighted average discount rate:
Operating leases	3.96%	3.92%
Finance leases	4.75%	4.73%

Supplemental cash flow information related to operating leases was as follows (in thousands, unaudited):

	Three Months Ended December 31,
	2020	2019
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$2,463	$1,807
Operating cash flows from finance leases	15	29
Financing cash flows from finance leases	304	290

Future lease payments for operating and finance leases as of December 31, 2020 were as follows for the remainder of fiscal year 2021, the subsequent four fiscal years and thereafter (in thousands):

	Operating Leases	Finance Leases
Fiscal year ended September 30,
2021	$7,116	$852
2022	7,863	363
2023	5,617	-
2024	5,250	-
2025	4,719	-
Thereafter	19,536	-
Total future lease payments	50,101	1,215
Less imputed interest	(7,991)	(35)
Total lease liability balance	$42,110	$1,180

As of December 31, 2020, the Company has entered into leases that have not commenced with future lease payments of $6.5 million. These leases are not yet recorded in the accompanying unaudited Consolidated Balance Sheets. These leases will commence in 2021.

10. Income Taxes

The Company recorded an income tax provision of $4.8 million during the three months ended December 31, 2020. The tax provision for the three months ended December 31, 2020 was primarily driven by the provision on earnings from operations during the period which was partially offset by a $2.5 million discrete stock compensation windfall benefit for tax deductions that exceeded the associated book compensation expense.

The Company recorded an income tax benefit of $3.0 million during the three months ended December 31, 2019. The tax benefit was primarily driven by a $5.8 million stock compensation windfall benefit for tax deductions that exceeded the associated compensation expense and a $0.5 million reduction in deferred tax liabilities related to the extension of a tax rate incentive in China. These discrete benefits were partially offset by the tax provision on earnings from operations during the 2019 period.

During March 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act which contains numerous income tax provisions among other tax and non-tax provisions. Some of these income tax provisions have retroactive effects on years before the date of enactment. During December 2020, the United States enacted the Consolidated Appropriations Act 2021 which also contains numerous income tax provisions among other tax and non-tax provisions. The Company evaluated the legislation of both Acts in relation to income taxes and determined that the income tax Acts do not have a material impact on its income tax provision.

The Company evaluates the realizability of its deferred tax assets by tax-paying component and assesses the need for a valuation allowance on a quarterly basis. The Company evaluates the profitability of each tax-paying component on a historic cumulative basis and a forward-looking basis while performing this analysis. The Company maintains a U.S.

valuation allowance related to the realizability of certain state tax credits and state net operating loss carry-forwards, as well as a valuation allowance against net deferred tax assets on certain foreign tax-paying components as of December 31, 2020.

The Company maintains liabilities for uncertain tax positions. These liabilities involve judgment and estimation and are monitored based on the best information available. The Company recognizes interest related to unrecognized tax benefits as a component of “Income tax provision (benefit)” in the Company’s Consolidated Statements of Operations. The Company recognized interest expense related to its uncertain tax positions of $0.3 million during the three months ended December 31, 2020.

The Company is subject to U.S. federal, state, local and foreign income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which it files.

In the normal course of business, the Company is subject to income tax audits in various global jurisdictions in which it operates. The years subject to examination vary for the U.S. and international jurisdictions, with the earliest tax year being 2013. Based on the outcome of these examinations or the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the Company’s Consolidated Balance Sheets. The Company currently anticipates that it is reasonably possible that the unrecognized tax benefits and accrued interest on those benefits will be reduced by an amount in the range of $2.5 million to $18.0 million in the next 12 months due to statute of limitations expirations. These unrecognized tax benefits would impact the effective tax rate if recognized.

11. Other Balance Sheet Information

The following is a summary of accounts receivable at December 31, 2020 and September 30, 2020 (in thousands):

	December 31,	September 30,
	2020	2020
Accounts receivable	$202,691	$195,587
Less allowance for expected credit losses	(5,937)	(7,216)
Less allowance for sales returns	(75)	(80)
Accounts receivable, net	$196,679	$188,291

The decrease in the allowance for expected credit losses from September 30, 2020 is due to collections of previously reserved trade receivables in the Brooks Life Sciences Services segment during the first quarter of fiscal year 2021.

The following is a summary of inventories at December 31, 2020 and September 30, 2020 (in thousands):

	December 31,	September 30,
	2020	2020
Inventories
Raw materials and purchased parts	$78,460	$73,609
Work-in-process	19,655	16,461
Finished goods	25,802	24,764
Total inventories	$123,917	$114,834

Reserves for excess and obsolete inventory were $17.7 million and $17.1 million, respectively, at December 31, 2020 and September 30, 2020.

At December 31, 2020 and September 30, 2020, the Company had cumulative capitalized direct costs of $20.0 million and $18.2 million, respectively, associated with the development of software for its internal use. As of December 31, 2020, this balance included $4.8 million associated with software still in the development stage which are included within "Property, plant and equipment, net" in the accompanying unaudited Consolidated Balance Sheets. During the three months ended December 31, 2020, the Company capitalized direct costs of $1.8 million associated with the development of software for its internal use.

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

The following is a summary of product warranty and retrofit activity on a gross basis for the three months ended December 31, 2020 and 2019 (in thousands):

Activity -Three Months Ended December 31, 2020
Balance			Balance
September 30,			December 31,
2020	Accruals	Costs Incurred	2020
$8,201	$2,451	$(2,424)	$8,228

Activity -Three Months Ended December 31, 2019
Balance			Balance
September 30,			December 31,
2019	Accruals	Costs Incurred	2019
$7,175	$2,479	$(2,161)	$7,493

12. Stock-Based Compensation

The Company may issue to eligible employees options to purchase shares of the Company’s stock, restricted stock and other equity incentives which vest upon the satisfaction of a performance condition and/or a service condition. In addition, the Company issues shares to participating employees pursuant to an employee stock purchase plan and stock awards, and deferred restricted stock units to its directors in accordance with its director compensation program.

The following table reflects stock-based compensation expense recorded during the three months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended December 31,
	2020	2019
Restricted stock units	$6,144	$4,092
Employee stock purchase plan	566	318
Total stock-based compensation expense	$6,710	$4,410

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

The Company grants restricted stock units that vest over a required service period and/or achievement of certain operating performance goals. Restricted stock units granted with performance goals may also have a required service period following the achievement of all or a portion of the performance goals. The following table reflects restricted stock units, including stock awards, granted during the three months ended December 31, 2020 and 2019:

		Time-Based	Stock	Performance-
	Total Units	Units	Grants	Based Units
Three months ended December 31, 2020	281,693	122,921	42	158,730
Three months ended December 31, 2019	377,212	155,461	181	221,570

Time-Based Grants

Restricted stock units granted with a required service period typically have three-year vesting schedules in which one-third of awards vest at the first anniversary of the grant date, one-third vest at the second anniversary of the grant date and one-third vest at the third anniversary of the grant date, subject to the award holders meeting service requirements.

Stock Grants

The stock awards granted to the members of the Company’s Board of Directors include stock awards, and deferred restricted stock units.

Certain members of the Board of Directors have elected to defer receiving their annual stock awards and related quarterly dividends until they attain a certain age or cease to provide services as the Company’s Board members. Stock awards granted in fiscal year 2020 were vested as of the grant date.

Performance-Based Grants

Performance-based restricted stock units are earned based on the achievement of performance criteria established by the Human Resources and Compensation Committee and approved by the Board of Directors. The criteria for performance-based awards are weighted and have threshold, target and maximum performance goals.

Performance-based awards granted in fiscal year 2021, 2020 and 2019 allow participants to earn 100% of restricted stock units if the Company’s performance meets its target goal for each applicable financial metric, and up to a maximum of 200% if the Company’s performance for such metrics meets or exceeds the maximum or stretch goal. Performance below the minimum threshold for each financial metric results in award forfeiture. Performance goals will be measured over a three-year period for each year’s awards and at the end of the period to determine the number of units earned by recipients who continue to meet the service requirement. Around the third anniversary of each year’s awards’ grant date, the Company’s Board of Directors determines the number of units earned for participants who continue to meet the service requirements on the vest date.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the three months ended December 31, 2020:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at September 30, 2020	1,183,009	$36.10
Granted	281,693	68.49
Vested	(378,422)	35.10
Forfeited	(23,315)	40.41
Outstanding at December 31, 2020	1,062,965	44.94

The weighted average grant date fair value of restricted stock units granted during the three months ended December 31, 2020 and 2019 was $68.49 and $47.01, respectively. The fair value of restricted stock units vested during the three months ended December 31, 2020 and 2019 was $25.9 million and $38.5 million, respectively. During the three months ended December 31, 2020 and 2019, the Company remitted $9.6 million and $24.0 million, respectively, collected from employees to satisfy their tax obligations as a result of share issuances.

As of December 31, 2020, the unrecognized compensation cost related to restricted stock units that are expected to vest is $34.1 million and will be recognized over an estimated weighted average service period of approximately 1.9 years.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan that allows its employees to purchase shares of common stock at a price equal to 85% of the fair market value of the Company’s stock at the beginning or the end of the semi-annual offering period, whichever is lower. There were no shares purchased by employees under the employee stock purchase plan during the three months ended December 31, 2020 and 2019.

13. Earnings per Share

The calculations of basic and diluted net income per share and basic and diluted weighted average shares outstanding are as follows for the three months ended December 31, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended
	December 31,
	2020	2019
Income from continuing operations	$27,007	$13,174
Loss from discontinued operations, net of tax	(979)	(117)
Net income	$26,028	$13,057

Weighted average common shares outstanding used in computing basic earnings per share	74,021	72,972
Dilutive restricted stock units	262	673
Weighted average common shares outstanding used in computing diluted earnings per share	74,283	73,645

Basic net income per share:
Income from continuing operations	$0.36	$0.18
Loss from discontinued operations, net of tax	(0.01)	(0.00)
Basic net income per share	$0.35	$0.18

Diluted net income per share:
Income from continuing operations	$0.36	$0.18
Loss from discontinued operations, net of tax	(0.01)	(0.00)
Diluted net income per share	$0.35	$0.18
Dividend declared per share	$0.10	$0.10

During the three months ended December 31, 2020 and 2019, restricted stock units of 124,641 and 158,058, respectively, were excluded from the computation of diluted earnings per share as their effect would be antidilutive based on the treasury stock method.

14. Revenue from Contracts with Customers

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers in a manner that depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The Company disaggregates revenue based on the geographic location in which customer orders are placed and by reporting unit.

Revenue from contracts with customers is attributed to geographic areas based on locations in which the customer orders are placed. The Company has three operating and reportable segments consisting of Brooks Semiconductor Solutions Group, Brooks Life Sciences Products and Brooks Life Sciences Services. The Company has six reporting units, including three reporting units within the Brooks Semiconductor Solutions Group operating segment, one reporting unit within Brooks Life Sciences Products operating segment, and two reporting units within the Brooks Life Sciences Services operating segment. The following is revenue by geographic location and reporting unit for the three months ended December 31, 2020 and 2019 (in thousands):

	Three months ended December 31,
	2020	2019
Geographic Location
North America	$97,733	$80,231
Asia/Pacific/Other	111,774	103,539
Europe	39,996	26,730
	$249,503	$210,500

Reporting Unit
Automation Solutions	$90,423	$64,238
Contamination Control Solutions	29,209	44,340
Global Semiconductor Services	11,726	10,233
Brooks Semiconductor Solutions Group	131,358	118,811

Brooks Life Sciences Products	45,511	29,724

Sample Repository Solutions	20,533	21,994
GENEWIZ	52,101	39,971
Brooks Life Sciences Services	72,634	61,965
Total	$249,503	$210,500

Contract Balances

Accounts Receivable, Net. Accounts receivable represent rights to consideration in exchange for products or services that have been transferred by the Company, when payment is unconditional and only the passage of time is required before payment is due. Accounts receivable do not bear interest and are recorded at the invoiced amount. The Company maintains an allowance for expected credit losses representing its best estimate of probable credit losses related to its existing accounts receivable and their net realizable value. The Company determines the allowance for expected credit losses based on a number of factors, including an evaluation of customer credit worthiness, the age of the outstanding receivables, economic trends, historical experience and other information through the payment periods. Accounts receivable, net were $196.7 million and $188.3 million at December 31, 2020 and September 30, 2020, respectively.

Contract Assets. Contract assets represent rights to consideration in exchange for products or services that have been transferred by the Company, when payment is conditional on something other than the passage of time. These amounts typically relate to contracts within the life sciences segments where the right to payment is not present until completion of the contract or the achievement of specified milestones and the value of the products or services transferred exceed this constraint. Contract assets are classified as current. Contract asset balances which are included within “Prepaid expenses and other current assets” on the Company’s Consolidated Balance Sheet, were $12.9 million and $16.8 million at December 31, 2020 and September 30, 2020, respectively.

Deferred Commissions. Deferred commissions represent a direct and incremental cost of obtaining a contract. These amounts primarily relate to sales commissions within the life sciences segments and are deferred and amortized over a 60-month period, which represents the average period of contract performance. The Company classifies deferred commissions as noncurrent as the original amortization period of this asset is greater than one year. Deferred commissions balances are included within “Other assets” on the Company’s Consolidated Balance Sheet. Deferred commissions were $0.4 million at both December 31, 2020 and September 30, 2020. The Company recorded amortization expense related to deferred commissions of less than $0.1 million and $0.1 million for the three months ended December 31, 2020 and 2019, respectively.

Contract Liabilities. Contract liabilities represent the Company’s obligation to transfer products or services to a customer for which consideration has been received, or for which an amount of consideration is due from the customer. Contract assets and liabilities are reported on a net basis at the contract level, depending on the contracts position at the end of each reporting period. Contract liabilities are included within “Deferred revenue” on the Company’s Consolidated Balance Sheet. Contract liabilities were $35.7 million and $31.4 million at December 31, 2020 and September 30, 2020, respectively. Revenue recognized from the contract liability balance at September 30, 2020 was $12.6 million for the three months ended December 31, 2020.

Remaining Performance Obligations. Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year and for which fulfillment of the contract has started as of the end of the reporting period. The aggregate amount of transaction consideration allocated to remaining performance obligations as of December 31, 2020 was $61.8 million. The following table summarizes when the Company expects to recognize the remaining performance obligations as revenue, the Company will recognize revenue associated with these performance obligations as transfer of control occurs (in thousands):

	As of December 31, 2020
	Less than 1 Year	Greater than 1 Year	Total
Remaining Performance Obligations	$40,856	$20,973	$61,829

Cost to Obtain and Fulfill a Contract

The Company capitalizes sales commissions when incurred if they are (i) incremental costs of obtaining a contract, (ii) expected to be recovered and (iii) have an expected amortization period that is greater than one year. As part of the Company’s cumulative effect adjustment, incremental costs associated with obtaining a contract were capitalized and have been classified as deferred commissions within the Company’s Consolidated Balance Sheet. These amounts primarily relate to sales commissions within the Brooks Life Sciences segments and are being amortized over a 60-month period, which represents the average period of contract performance. The Company did not capitalize any sales commissions during the three months ended December 31, 2020 as the amount of sales commissions that qualified for capitalization during the reporting period was insignificant. Sales commissions incurred during the reporting period have been expensed as incurred. These costs are recorded within “Selling, general, and administration” expenses on the Company’s Consolidated Statement of Operations. The Company has concluded that none of its costs incurred in fulfillment of customer contracts meet the capitalization criteria. The Company will account for shipping and handling activities as fulfillment activities and recognize the associated expense when transfer of control of the product has transferred to the customer.

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

The Brooks Semiconductor Solutions Group segment provides a variety of products, services and solutions that enable improved throughput and yield in controlled operating environments, as well as an extensive range of support services. The solutions include atmospheric and vacuum robots, robotic modules, tool automation systems, contamination control of carrier pods and reticle storage. The support services include repair services, diagnostic support services, and installation services in support of the products, which enable customers to maximize process tool uptime and productivity. This segment also provides end-user customers with spare parts and enhancement upgrades to maximize tool productivity.

The Brooks Life Sciences Products segment provides automated cold sample management systems for compound and biological sample storage, equipment for sample preparation and handling, consumables and instruments, that help customers manage samples throughout their research discovery and development workflows. The segment’s product offerings include the automated cold storage systems, cryogenic storage systems, consumables and instruments and the associated services business for these products.

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

The following is the summary of the financial information for the Company’s reportable segments for the three months ended December 31, 2020 and 2019 (in thousands):

			Three Months Ended December 31,
			2020	2019
Revenue:
Brooks Semiconductor Solutions Group			$131,358	$118,811
Brooks Life Sciences Products			45,511	29,724
Brooks Life Sciences Services			72,634	61,965
Total revenue			$249,503	$210,500

Operating income:
Brooks Semiconductor Solutions Group			$21,538	$15,000
Brooks Life Sciences Products			7,942	362
Brooks Life Sciences Services			14,311	5,612
Reportable segment adjusted operating income			43,791	20,974
Amortization of completed technology			2,389	2,674
Amortization of other intangible assets			7,356	7,910
Restructuring charges			87	576
Other unallocated corporate expenses (income)			3,031	(852)
Total operating income			30,928	10,666
Interest income			76	699
Interest expense			(556)	(737)
Other income (expenses), net			1,329	(417)
Income before income taxes			$31,777	$10,211

	Brooks
	Semiconductor	Brooks Life	Brooks Life
Assets:	Solutions Group	Sciences Products	Sciences Services	Total
December 31, 2020	$307,454	$225,302	$765,228	$1,297,984
September 30, 2020	296,289	214,196	737,967	1,248,452

The following is a reconciliation of the Company’s reportable segments’ segment assets to the corresponding amounts presented in the accompanying unaudited Consolidated Balance Sheets as of December 31, 2020 and September 30, 2020 (in thousands):

	December 31,	September 30,
	2020	2020
Segment assets	$1,297,984	$1,248,452
Cash and cash equivalents, restricted cash, and marketable securities	311,983	305,694
Deferred tax assets	4,765	4,979
Total assets	$1,614,732	$1,559,125

16. Significant Customers

The Company had no customer that accounted for 10% or more of its consolidated revenue, during the three months ended December 31, 2020. The Company had one customer that accounted for 10% or more of its consolidated revenue, at 15%, during the three months ended December 31, 2019. There were no customers that accounted for more than 10% of the Company’s accounts receivable balances as of December 31, 2020 and September 30, 2020.

17. Commitments and Contingencies

Letters of Credit

As of December 31, 2020, the Company had approximately $1.3 million of letters of credit outstanding related primarily to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from the Company’s customers in the event that the product is not delivered, or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if the Company fails to meet certain contractual requirements. None of these obligations were called during the three months ended December 31, 2020, and the Company currently does not anticipate any of these obligations to be called in the near future.

Purchase Commitments

At December 31, 2020, the Company had non-cancellable commitments of $187.2 million, including purchase orders for inventory of $155.1 million, information technology related commitments of $22.1 million, and China facility commitments of $10.0 million.

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

18. Subsequent Events

Dividend

On January 25, 2021, the Company’s Board of Directors declared a cash dividend of $0.10 per share payable on March 26, 2021 to common stockholders of record as of March 5, 2021. Dividends are declared at the discretion of the Company’s Board of Directors and depend on the Company’s actual cash flows from operations, its financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes principal factors affecting the results of our operations, financial condition and liquidity as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our MD&A is organized as follows:

●	Overview. This section provides a general description of our business and operating segments as well as a brief discussion and overall analysis of our business and financial performance, including key developments affecting the Company during the three months ended December 31, 2020 and 2019.
●	Critical Accounting Policies and Estimates. This section discusses accounting policies and estimates that require us to exercise subjective or complex judgments in their application. We believe these accounting policies and estimates are important to understanding the assumptions and judgments incorporated in our reported financial results.
●	Results of Operations. This section provides an analysis of our financial results for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019.
●	Liquidity and Capital Resources. This section provides an analysis of our liquidity and changes in cash flows as well as a discussion of available borrowings and contractual commitments.

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

In the fourth quarter of fiscal year 2018, we entered into a definitive agreement to sell our semiconductor cryogenics business to Edwards Vacuum LLC (a member of the Atlas Copco Group) for approximately $675.0 million in cash subject to customary adjustments. We originally acquired the semiconductor cryogenics business in 2005 as part of the acquisition of Helix Technology Corporation. On July 1, 2019, we completed the sale of the semiconductor cryogenics business. Any results related to the semiconductor cryogenics business have been classified as discontinued operations.

Impact of the COVID-19 Pandemic

During the COVID-19 pandemic, our facilities have remained operational with only required personnel on site, and the balance of employees working from home.  Both our semiconductor and life sciences segments fall within the classification of “Essential Critical Infrastructure Sector” as defined by the U.S. Department of Homeland Security and have continued operations during the COVID-19 pandemic. We have followed government guidance in each region and country and have implemented U.S. Centers for Disease Control and Prevention social distancing guidelines and other applicable best practices to protect the health and safety of our employees.  In the Life Sciences business, our operations are accepting customer orders for all of their offerings and are fast tracking customer requests which support research and development and testing related to the COVID-19 virus. The Semiconductor Solutions business continues to supply critical chip manufacturing equipment and support services globally. The COVID-19 pandemic has not had a substantial negative impact on our financial results and a portion of this impact has been mitigated by our realignment of resources to satisfy incremental orders related to virus research.  Future impacts on the Company’s financial results will depend on multiple variables which are not fully determinable, as the full impact of the pandemic on the economy and markets which we serve is as yet unknown.  The variables are many, but fundamentally include reduced demand from the Company’s customers, the degree that the supply chain may be constrained which could impact the Company’s delivery of product and the potential impact to our operations if there is a significant outbreak among our employees, as well as the amount of incremental demand caused by research and treatments in the areas of COVID-19 or related threats.

Information Related to Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “likely” or similar statements or variations of such terms. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, margins, costs, earnings, profitability, product development, demand, acceptance and market share, competitiveness, market opportunities and performance, levels of research and development, the success of our marketing, sales and service efforts, outsourced activities, operating expenses, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customers’ success, tax expenses, our management’s plans and objectives for our current and future operations and business focus, the impact of the COVID-19 pandemic, the expected benefits and other statements relating to our divestitures and acquisitions, our adoption of newly issued accounting guidance, the levels of customer spending, general economic conditions, the sufficiency of financial resources to support future operations, and capital expenditures. Such statements are based on current expectations and involve risks, uncertainties and other factors which may cause the actual results, our performance or our achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the Risk Factors which are set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, or the 2020 Annual Report on Form 10-K, and which are incorporated herein by reference, as updated and/or supplemented in subsequent filings with the U.S. Securities and Exchange Commission, or SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence or effect of anticipated or unanticipated events. Precautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. Any additional precautionary statements made in our 2020 Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q.

Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to “we”, “us”, “our” and “the Company” refer to Brooks Automation, Inc. and its consolidated subsidiaries.

OVERVIEW

We are a leading global provider of semiconductor manufacturing automation solutions for the semiconductor industry, and life science sample-based services and solutions for the life sciences market. In the semiconductor manufacturing market, we provide precision robotics, integrated automation systems and contamination control solutions to semiconductor fabrication plants, or fabs, and original equipment manufacturers, or OEMs, worldwide. In the life sciences market, we offer a full suite of services and solutions for analyzing, managing, and storing biological and chemical compound samples to advance research and development for clinical, pharmaceutical, and other scientific endeavors. Our life sciences solutions include gene sequencing and synthesis, a broad suite of high-throughput automated cryogenic storage products, related consumables, sample inventory software, as well as fully outsourced solutions for sample storage, transport, and inventory management. Our leadership positions and our global support capability in each of these markets make us a valued business partner to the largest semiconductor and semiconductor capital equipment manufacturers and pharmaceutical and life sciences research institutions in the world. In total, we employ approximately 3,200 full-time employees worldwide and have sales in more than 50 countries. We are headquartered in Chelmsford, Massachusetts and have operations in North America, Asia, and Europe.

In the semiconductor capital equipment market, equipment productivity and availability are critical factors for our customers, who typically operate equipment under demanding temperature and/or pressure environments. We are a leader in wafer automation and contamination controls solutions and services that are designed to improve throughput, yield, and cost of ownership of tools in semiconductor fabs. Our product offerings include vacuum and atmospheric robots, turnkey vacuum and atmospheric wafer handling systems, as well as wafer carrier cleaning and reticle storage systems. We also capture the complete life cycle of value through our global service network of expert application and field engineers who are located close to our customers. Our services include rapid refurbishment of robots to stringent specifications, upgrades to improve equipment productivity, and proactive monitoring and diagnostics for predictive risk management and improved up-time of the installed base. Although the demand for semiconductors and semiconductor manufacturing equipment is cyclical, resulting in periodic expansions and contractions, we expect the semiconductor equipment market to remain one of our principal markets as we continue making investments to maintain and grow our semiconductor product and service offerings. A majority of our research and development spending advances our current product lines and drives innovations for new product offerings. We invest in research and development initiatives within the Brooks Semiconductor Solutions Group segment to maintain continued leadership position in the markets we serve. Our investments in Vacuum Automation and Contamination Control include ramping our intelligent vacuum robot platform, MagnaTran LEAPTM, with new designs at customers releasing tools for semiconductor technology nodes at 10 nanometers and below. In addition, our new PuroMaxx LEAPTM carrier clean product line is well positioned to handle the contamination challenges at 5 nanometers and below. As the market for extreme ultraviolet, or EUV, lithography expands, we will continue our investment in EUV pod cleaning and reticle storage. Our initiatives with our Guardian LEAPTM product line for EUV reticle storage will employ new innovation to solve many contamination challenges with EUV reticles.

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

We have also strengthened and broadened our product portfolio and market reach by investing in internal product development. For the fiscal years ended 2020, 2019 and 2018, more than 29% of our cumulative research and development spending was focused on innovating and advancing solutions in the life sciences market. We expect to continue investing in research and development and making strategic acquisitions with the objective of expanding our offerings in the life sciences market. Within our Life Sciences Products segment, we have developed and continue to develop automated biological sample storage solutions for operating in ultra-low temperature environments. We have a complete line up of automated storage from -20°C to -196°C.  Our BioStore™ II’s unique design allows dual temperature storage down to -80°C with the industry’s highest throughput of sample retrieval. We recently launched the BioStore™ IIIv that compliments the BioStore™ III Cryo product line and offers improved data management and sample security for vaccines and biologics stored at -80°C.  Within our Life Sciences Services segment, our GENEWIZ business advances research and development activities in gene sequencing, synthesis and related services to meet market demands. Recently, enabled by newly developed proprietary technologies, GENEWIZ launched a portfolio of new services, targeting analysis of adeno-associated virus, a common vector used in cell and gene therapy. We will continue to focus on developing processes and technologies that can streamline sample to data workflow.

Business and Financial Performance

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

Results of Operations - Revenue for the three months ended December 31, 2020 increased 19% to $249.5 million, as compared to the corresponding period of the prior fiscal year. Gross margin was 45.3% for the three months ended December 31, 2020, as compared to 40.4% for the corresponding period of the prior fiscal year, an increase in gross profit of $28.1 million. Operating expenses were $82.2 million during the three months ended December 31, 2020, as compared to $74.3 million during the corresponding period of the prior fiscal year, an increase of $7.9 million. Operating income was $30.9 million during the first quarter of fiscal year 2021, as compared to $10.7 million for the corresponding period of the prior fiscal year. Income from continuing operations was $27.0 million for the first quarter of fiscal year 2021, as compared to $13.1 million for the corresponding period of the prior fiscal year.

December 31, 2020 Compared to September 30, 2020

Cash Flows and Liquidity - Cash, cash equivalents, restricted cash and marketable securities were $322.5 million at December 31, 2020, as compared to $305.7 million at September 30, 2020. The increase of $16.8 million from September 30, 2020 was comprised of cash inflows of $43.7 million from operating activities; partially offset by outflows from investing and financing activities which include $15.2 million for capital expenditures, $15.1 million for acquisition, and $7.4 million for dividends. Cash inflows from operating activities was comprised of $44.5 million of earnings, including $26.0 million of net income and $18.5 million of adjustments to net income for non-cash items, partially offset by $1.0 million of cash used from the changes in operating assets and liabilities.

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

For further information with regard to our significant accounting policies and estimates, please refer to Note 2, "Summary of Significant Accounting Policies" in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q and in the Notes to our audited consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in our 2020 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

For a summary of recently issued accounting pronouncements applicable to our unaudited consolidated financial statements, please refer to Note 2, "Summary of Significant Accounting Policies" in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

Revenue

We reported revenue of $249.5 million for the three months ended December 31, 2020, as compared to $210.5 million for the corresponding period of the prior fiscal year, an increase of $39.0 million, or 19%. The COVID-19 pandemic has had varying impacts on our business for the three months ended December 31, 2020. Further discussion of these impacts by each segment are discussed in the paragraphs below.

Our Brooks Semiconductor Solutions Group segment reported revenue of $131.4 million for the three months ended December 31, 2020, compared to $118.8 million for the corresponding period of the prior fiscal year, an increase of $12.5 million, or 11%. Automation revenue increased $26.2 million, driven by vacuum robots and systems, and services revenue increased $1.5 million. These increases were partially offset by a decline in in contamination control solutions revenue of $15.1 million. The semiconductor markets are cyclical and may fluctuate significantly from quarter to quarter. Demand for our Brooks Semiconductor Solutions Group products and services is affected by these cycles and a prolonged effect of the COVID-19 pandemic could negatively impact demand for our products and services in this segment. To date, we have experienced some disruption in our supply chain and operations as a result of the COVID-19 pandemic, which has constrained our ability to ship some of the orders in our backlog. However, we do not believe that COVID-19 pandemic has resulted in a negative impact to our bookings or demand for our products in this segment.

Our Brooks Life Sciences Products segment reported revenue of $45.5 million for the three months ended December 31, 2020, as compared to $29.7 million for the corresponding period of the prior fiscal year, an increase of $15.8 million, or 53%. The increase in revenue was primarily driven by consumables and instruments, partially offset by a slight decline in automation cold sample management systems.

Our Brooks Life Sciences Services segment reported revenue of $72.6 million for the three months ended December 31, 2020, as compared to $62.0 million for the corresponding period of the prior fiscal year, an increase of $10.7 million, or 17%. Revenue from GENEWIZ increased $11.4 million, or 28%. All service lines increased with the most significant impact coming from gene synthesis services and next generation sequencing. We reported a decrease in revenue from Sample Repository Services of $0.7M due to a decline in outsourced genomic services which were provided through an alliance contract with Infinite Biologix, formerly RUCDR, that was terminated in the fourth quarter of fiscal year 2020. Offsetting the decline were increases across several product lines, including storage services, which increased 21%, and informatics, which was driven by the acquisition of RURO. In total, the acquisitions of RURO and THB added $1.8 million of revenue for the three months ended December 31, 2020, compared to the corresponding period in the previous year.

We estimate the impact of the COVID-19 pandemic on our two life sciences segments’ revenue for the three months ended December 31, 2020, was to increase revenue by approximately $10 million.

Revenue generated outside the United States was $152.8 million, or 61% of total revenue, for the three months ended December 31, 2020, as compared to $130.8 million, or 62% of total revenue, for the corresponding period of the prior fiscal year. We had no customer that accounted for more than 10% of our consolidated revenue for the three months ended December 31, 2020. We had one customer that accounted for more than 10% of our consolidated revenue for the three months ended December 31, 2019.

Operating Income

We reported operating income of $30.9 million for the three months ended December 31, 2020, as compared to $10.7 million for the three months ended December 31, 2019. The increase of 190% was driven by higher gross profit of $28.1 million, partially offset by an increase in operating expenses of $7.9 million. Within operating expenses, selling, general, and administrative expenses increased $6.7 million, and research and development expenses increased $1.7 million. Restructuring expenses decreased $0.5 million. The drivers of the changes in gross profit, research and development, and selling, general and administrative expenses for the period presented are discussed in further detail below.

Operating income for our Brooks Semiconductor Solutions Group segment was $21.2 million for the three months ended December 31, 2020, as compared to $14.3 million for the corresponding period of the prior fiscal year. Operating income for the three months ended December 31, 2020 included $0.4 million of charges for amortization related to completed technology, as compared to $0.7 million of these charges incurred during the corresponding period of the prior fiscal year. Adjusted operating income for our Brooks Semiconductor Solutions Group segment, which excludes the charges mentioned above, was $21.5 million for the three months ended December 31, 2020, as compared to $15.0 million for the corresponding period of the prior fiscal year. Please refer to Note 15, “Segment Information”.

Operating income for our Brooks Life Sciences Products segment was $7.7 million for the three months ended December 31, 2020, as compared to $0.1 million for the corresponding period of the prior fiscal year. Operating income for our Brooks Life Sciences Products segment includes charges for amortization related to completed technology of $0.3 million for both the three months ended December 31, 2020 and 2019, respectively. Adjusted operating income for our Brooks Life Sciences Products segment, which excludes the charges mentioned above, was $7.9 million for the three months ended December 31, 2020, as compared to $0.4 million for the corresponding period of the prior fiscal year. Please refer to Note 15, “Segment Information”.

Operating income for our Brooks Life Sciences Services segment was $12.6 million for the three months ended December 31, 2020, as compared to $4.0 million for the corresponding period of the prior fiscal year. Operating income for our Brooks Life Sciences Services segment includes charges for amortization related to completed technology of $1.7 million for both the three months ended December 31, 2020 and 2019. Adjusted operating income for our Brooks Life Sciences Service segment, which excludes the charges mentioned above, was $14.3 million for the three months ended December 31, 2020, as compared to $5.6 million for the corresponding period of the prior fiscal year. Please refer to Note 15, “Segment Information”.

We estimate that the impact of the COVID-19 pandemic on the Brooks Life Sciences operating income was a net increase of approximately $6 million during the three months ended December 31, 2020. The increase was primarily driven by the net revenue impacts to the Life Sciences segments noted above and temporary premiums we elected to pay our labor-force that worked at our sites around the world. Offsetting these impacts were government subsidies that we received in China related to rent and payroll benefits, as well as, lower expenses related to travel and trade shows.

Gross Margin

We reported gross margins of 45.3% for the three months ended December 31, 2020, as compared to 40.4% for the corresponding period of the prior fiscal year. Gross margin increased in the Brooks Semiconductor Solutions Group segment by 3.5 percentage points, in the Brooks Life Sciences Products segment by 3.5 percentage points, and in the Brooks Life Sciences Services segment by 8.2 percentage points for the first quarter of fiscal year 2021, as compared to the corresponding period of the prior fiscal year. Cost of revenue for the three months ended December 31, 2020, included $2.5 million of charges related to amortization of completed technology, as compared to $2.7 million during the corresponding period of the prior fiscal year. Excluding these charges, margins expanded 4.7 percentage points during the three months ended December 31, 2020, as compared to the corresponding period of the prior fiscal year.

Our Brooks Semiconductor Solutions Group segment reported gross margins of 42.5% for the three months ended December 31, 2020, as compared to 39.0% for the corresponding period of the prior fiscal year. The increase of 3.5 percentage points was driven by volume leverage from our automation products, favorable revenue mix, and higher average selling prices related to new product introductions in our vacuum automation platform. Cost of revenue for the three months ended December 31, 2020 included $0.4 million of charges for amortization related to completed technology, as compared to $0.7 million of these charges incurred during the corresponding period of the prior fiscal year. Excluding the impact of the amortization of completed technology, gross margins increased 3.2 percentage points during the three months ended December 31, 2020, as compared to the corresponding period of the prior fiscal year.

Our Brooks Life Sciences Products segment reported gross margins of 45.1% for the three months ended December 31, 2020, as compared to 41.6% for the corresponding period of the prior fiscal year. The increase of 3.5 percentage points was primarily driven by volume leverage related to increased sales in our consumables and instruments product lines. Efficiencies in our infrastructure services business also contributed to the improvement. Cost of revenue for both the three months ended December 31, 2020 and December 31, 2019 included $0.3 million of charges for amortization related to completed technology. Excluding the impact of the amortization of completed technology and the restructuring related charges, margins expanded 3.1 percentage points during the three months ended December 31, 2020, as compared to the corresponding period of the prior fiscal year.

Our Brooks Life Sciences Services segment reported gross margins of 50.7% for the three months ended December 31, 2020, as compared to 42.5% for the corresponding period of the prior fiscal year. The improvement of 8.2 points was driven by volume leverage and revenue mix. The revenue mix benefit included 3.3 points from the reduction of outsourced genomic services under the alliance contract referenced above. Cost of revenue for both the three months ended December 31, 2020 and December 31, 2019 included $1.7 million of charges for amortization related to completed technology. Excluding the impact of the amortization of completed technology and the restructuring related charges, margins expanded 7.9 percentage points during the three months ended December 31, 2020, as compared to the corresponding period of the prior fiscal year.

Research and Development Expenses

Research and development expenses were $16.1 million during the three months ended December 31, 2020, as compared to $14.4 million during the corresponding period of the prior fiscal year. The increase of $1.7 million was driven by all three operating segments. The drivers of the increase are discussed in more detail below.

Research and development expenses in our Brooks Semiconductor Solutions Group segment were $11.0 million, during the three months ended December 31, 2020, as compared to $10.1 million during the corresponding period of the prior fiscal year. The increase of $0.9 million was driven by higher payroll related costs and project spend to support new product development initiatives in our product sets.

Research and development expenses in our Brooks Life Sciences Products segment were $2.3 million during the three months ended December 31, 2020, as compared to $2.2 million during the corresponding period of the prior fiscal year. The increase of $0.1 million was driven by higher payroll related costs.

Research and development expenses in our Brooks Life Sciences Services segment were $2.7 million during the three months ended December 31, 2020, as compared to $2.1 million during the corresponding period of the prior fiscal year. The increase of $0.7 million was primarily driven by higher payroll related costs and project costs, as well as the expense structure added from acquisitions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $66.0 million during the three months ended December 31, 2020, as compared to $59.3 million during the corresponding period of the prior fiscal year. The increase of $6.7 million was due to increased expenses of $1.7 million from our Brooks Semiconductor Solutions Group segment, $1.2 million in our Brooks Life Science Services segment and $0.4 million within our Brooks Life Sciences Products segment. Our segment selling general and administrative expenses include allocations for corporate general and administrative functions which drove $2.0 million of the $6.7 million increase. Higher compensation accruals and information technology investments also contributed to the increase. These increases were partially offset by lower legal and audit fees. Corporate expenses, not allocated to segments, were $10.3 million for the three months ended December 31, 2020, compared to $8.1 million for the three months ended December 31, 2019. Unallocated corporate expenses included amortization expense related primarily to customer relationships of $7.4 million and $7.9 million, for the three months ended December 31, 2020 and December 31, 2019, respectively, and merger and acquisition related expenses of $3.0 million and $0.2 million, for the three months ended December 31, 2020 and December 31, 2019, respectively.

Selling, general, and administrative expenses in our Brooks Semiconductor Solutions Group segment were $23.6 million for the three months ended December 31, 2020, as compared to $21.9 million for the corresponding period of the prior fiscal year. The increase of $1.7 million for the three months ended December 31, 2020 is primarily related to higher stock compensation expense and corporate allocated costs, which were driven by the factors discussed above, partially offset by lower travel and trade show expenses.

Selling, general, and administrative expenses in our Brooks Life Sciences Products segment were $10.5 million for the three months ended December 31, 2020, compared to $10.1 million for the corresponding period of the prior fiscal year.  The increase for the three months ended December 31, 2020 was primarily driven by higher sales commission expenses, stock compensation expenses, and corporate allocated costs, which were driven by the factors discussed above. These items were partially offset by lower payroll related costs as a result of overhead reductions, and lower expenses related to travel and trade shows.

Selling, general, and administrative expenses in our Brooks Life Sciences Services segment were $21.5 million for the three months ended December 31, 2020, compared to $20.3 million for the corresponding period of the prior fiscal year.  The increase of $1.2 million for the three months ended December 31, 2020 was primarily driven by stock compensation expense and infrastructure costs related to acquisitions of $0.5 million, partially offset by lower travel expenses and bad debt expense.

Non-Operating Income (Expenses)

Interest income - During the three months ended December 31, 2020, we recorded interest income of $0.1 million, as compared to $0.7 million during the corresponding period of the prior fiscal year.

Interest expense - During the three months ended December 31, 2020, we recorded interest expense of $0.6 million, as compared to $0.7 million during corresponding period of the prior fiscal year.

Other income (expenses), net - During the three months ended December 31, 2020, we recorded other income, net of $1.3 million compared to other expense, net of $0.4 million in the corresponding period of the prior year. The primary driver of the increase related to foreign currency exchange gains of $0.8 million included in the three months ended December 31, 2020 as compared to $0.7 million of foreign currency exchange losses recorded in the same period of the prior.

Income Tax Provision (Benefit)

We recorded an income tax provision of $4.8 million during the three months ended December 31, 2020. The tax provision for the three months ended December 31, 2020 was primarily driven by the provision on earnings from operations during the period which was partially offset by a $2.5 million discrete stock compensation windfall benefit for tax deductions that exceeded the associated book compensation expense.

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

Discontinued Operations

On July 1, 2019, we completed the sale of the semiconductor cryogenics business which we include as a discontinued operation. During the first quarter of fiscal year 2021, the Company reached a final settlement with Edwards. We generated a net loss from discontinued operations of $0.9 million and $0.1 million, respectively, for the three months ended December 31, 2020 and 2019, related to our semiconductor cryogenics business. The income from discontinued operations only includes direct operating expenses incurred that (1) are clearly identifiable as costs being disposed of upon completion of the sale and (2) will not be continued by us on an ongoing basis. Indirect expenses which supported the semiconductor cryogenics business, and which will remain as part of our continuing operations, are not reflected in income from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Our semiconductor solutions business represents slight more than half of our revenue and is dependent on the demand for semiconductor capital equipment which historically has experienced periodic downturns. We believe that we have adequate resources to satisfy our working capital, financing activities, debt service and capital expenditure requirements for the next twelve months. The cyclical nature of our served markets and uncertainty in the current global economic environment, including the uncertainty related to the COVID-19 pandemic, make it difficult for us to predict longer-term liquidity requirements with sufficient certainty. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available to us on acceptable terms or otherwise, we may be unable to successfully develop or enhance products and services, respond to competitive pressure or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business, financial condition and operating results.

The discussion of our cash flows and liquidity that follows does not include the impact of the disposition of the semiconductor cryogenics business and is stated on a total company consolidated basis.

Overview of Cash Flows and Liquidity

Our cash and cash equivalents, restricted cash and marketable securities as of December 31, 2020 and September 30, 2020 consist of the following (in thousands):

	December 31, 2020	September 30, 2020
Cash and cash equivalents	$308,517	$295,649
Restricted cash	10,540	6,877
Short-term marketable securities	55	67
Long-term marketable securities	3,410	3,101
	$322,522	$305,694

Our cash is held in numerous locations throughout the world. As of December 31, 2020, we had cash and cash equivalents of $308.5 million, of which $255.7 million was held outside of the United States. If these funds are needed for our U.S. operations, we would need to repatriate these funds. As a result of recent changes in U.S. tax legislation, any repatriation in the future would likely not result in further U.S. federal income tax. Our intent is to reinvest these funds outside of the United States and our current operating plans do not demonstrate a need to repatriate these funds for our U.S. operations. As of December 31, 2020, and September 30, 2020, we had marketable securities of $3.5 million and $3.2 million, respectively. Our marketable securities are generally readily convertible to cash without an adverse impact.

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

Overview

Cash and cash equivalents, restricted cash and marketable securities were $322.5 million at December 31, 2020, as compared to $305.7 million at September 30, 2020. The increase of $16.8 million from September 30, 2020 was comprised of cash inflows of $43.7 million from operating activities; partially offset by outflows from investing and financing activities which include $15.2 million for capital expenditures, $15.1 million for an acquisition, and $7.4 million for dividends. Cash inflows from operating activities was comprised of $44.5 million of earnings, including $26.0 million of net income and $18.5 million of adjustments to net income for non-cash items, partially offset by $1.0 million of cash used from the changes in operating assets and liabilities.

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as earnings, working capital needs and the timing of payments for income taxes, restructuring activities and other operating charges impact reported cash flows.

Cash provided by operating activities was $43.7 million during the three months ended December 31, 2020 and was comprised primarily of $44.5 million of earnings, including $26.0 million of net income and $18.5 million of adjustments to net income for non-cash items. Partially offsetting these items was the net use of cash of $1.0 million for operating assets and liabilities. The changes in operating assets and liabilities that resulted in a use of cash consisted primarily of accrued compensation and tax withholdings as a result of year-end cash incentive bonus payments, inventory, and accounts receivable, partially offset by increases to accrued expenses and accounts payable. Cash provided by operating activities was $25.7 million during the three months ended December 31, 2019, comprised primarily of earnings of $26.3 million, including net income of $13.1 million and $13.2 million of adjustment for non-cash items. Partially offsetting these items was the net use of cash of $0.5 million for operating assets and liabilities. The changes in operating assets and liabilities that resulted in a use of cash consisted primarily of inventory and accrued compensation and tax withholdings as a result of year-end cash incentive bonus payments. These uses of cash were partially offset by an increase in accrued expenses and accounts payable and decreased deferred income tax liabilities.

Investing Activities

Cash flows used in investing activities consist primarily of cash used for acquisitions, capital expenditures and purchases of marketable securities as well as cash proceeds generated from sales and maturities of marketable securities. Cash used in investing activities was $30.3 million during the three months ended December 31, 2020. Cash used in investing activities during the three months ended December 31, 2020 included cash outflows for capital expenditures of $15.2 million and $15.1 million for acquisitions. Cash provided by investing activities was $13.2 million during the three months ended December 31, 2019. Cash provided by investing activities during the three months ended December 31, 2019 included cash inflows from the maturities of marketable securities of $33.6 million, partially offset by cash outflows for capital expenditures of $9.6 million and $10.7 million for the purchases of marketable securities.

Financing Activities

Cash outflows for financing activities was $8.2 million during the three months ended December 31, 2020. Cash outflows for financing activities during the three months ended December 31, 2020 included cash outflows for cash dividend payments of $7.4 million. Cash used in financing activities was $8.1 million during the three months ended December 31, 2019. Cash used in financing activities during the three months ended December 31, 2019 primarily included cash outflows for cash dividend payments of $7.4 million.

China Facility

In April 2019, we committed to construct a facility in Suzhou China, to consolidate the Suzhou operations of the GENEWIZ business and provide infrastructure to support future growth.  The facility is being constructed in two phases.  We have incurred $14.4 million of capital expenditures to date related to the construction of the facility, which includes $5.5 million and $1.3 million, respectively, for the three months ended December 31, 2020 and 2019. We expect to incur an additional $43 million to $47 million of capital expenditures related to this facility over the next four years.

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

On July 1, 2019, in connection with the completion of the sale of our semiconductor cryogenics business, we used $147.0 million of the cash proceeds from the transaction to extinguish a portion of the outstanding balance at July 1, 2019 of the term loan.

The credit agreement, as amended, contains certain customary representations and warranties, covenants and events of default. As of December 31, 2020, we were in compliance with all covenants and conditions under the credit agreement, as amended.

In connection with our acquisition of GENEWIZ Group in November 2018, we assumed three five-year term loans. At December 31, 2020, we had an aggregate outstanding principal balance of $0.4 million under the three five-year term loans.

At December 31, 2020, the aggregate outstanding principal balance of all of the outstanding term loans was $50.0 million, excluding unamortized deferred financing costs of $0.4 million. Borrowings under the term loans bear variable interest rates. As a result, we may experience exposure to interest rate risk due to the potential volatility associated with the variable interest rates on the term loans. If rates increase, we may be subject to higher costs of servicing the loans which could reduce our profitability and cash flows. During the three months ended December 31, 2020, the weighted average stated interest rate on the term loans was 2.8%. During the three months ended December 31, 2020, we incurred aggregate interest expense of $0.4 million on the term loans, including $0.1 million of deferred financing costs amortization. Our debt service requirements are expected to be funded through our existing sources of liquidity and operating cash flows.

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

As of December 31, 2020, we had approximately $47.3 million available for borrowing under the line of credit. There were no amounts outstanding pursuant to the line of credit as of December 31, 2020. The amount of funds available for borrowing under the credit agreement may fluctuate each period based on our borrowing base availability. The credit agreement contains certain customary representations and warranties, a financial covenant, affirmative and negative covenants, as well as events of default. We were in compliance with the credit agreement as of December 31, 2020. Although we believe we will be able to generate sufficient cash in the United States and foreign jurisdictions to fund future operating costs, we secured the revolving line of credit as an additional assurance for maintaining liquidity in the United States during potentially severe downturns of the cyclical semiconductor market, and for strategic investments or acquisitions.

Dividends

On January 25, 2021, our Board of Directors declared a cash dividend of $0.10 per share payable on March 26, 2021 to common stockholders of record as of March 5, 2021. Dividends are declared at the discretion of our Board of Directors and depend on actual cash flow from operations, our financial condition, debt service and capital requirements, and any other factors our Board of Directors may consider relevant. We intend to pay quarterly cash dividends in the future; however, the amount and timing of these dividends may be impacted by the cyclical nature of certain markets we serve or the impact of the COVID-19 pandemic. We may reduce, delay or cancel a quarterly cash dividend based on the severity of a cyclical downturn or if the effects of the COVID-19 pandemic are prolonged.

Share Repurchase Program

On September 29, 2015, our Board of Directors approved a share repurchase program for up to $50.0 million worth of our common stock. The timing and amount of any shares repurchased will be based on market and business conditions, legal requirements and other factors and repurchases may be commenced or suspended at any time at our discretion. There were no shares repurchased under this program during the three months ended December 31, 2020 and there have been no shares repurchased under this program since its inception.

Contractual Obligations and Requirements

At December 31, 2020, we had non-cancellable commitments of $187.2 million, including purchase orders for inventory of $155.1 million, information technology related commitments of $22.1 million, and China facility commitments of $10.0 million.

At December 31, 2020, we had approximately $1.3 million of letters of credit outstanding related primarily to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from our customers in the event that the product is not delivered, or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if we fail to meet certain contractual requirements. None of these obligations were called during the three months ended December 31, 2020, and we currently do not anticipate any of these obligations to be called in the near future.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including fluctuations in foreign currency exchange rates and changes in interest rates affecting interest payments on our term loan and investment return on our cash and cash equivalents, restricted cash and short-term and long-term investments.

Interest Rate Exposure

Our term loans bear variable interest rates which subject us to interest rate risk. Our primary interest rate risk exposure results from changes in the short-term LIBOR rate, the federal funds effective rate and the prime rate. During the three months ended December 31, 2020, the weighted average stated interest rate on the term loans was 2.8%. At December 31, 2020, the outstanding term loans principal balance was $50.0 million, net of unamortized deferred financing costs of $0.4 million. During the three months ended December 31, 2020, we incurred cash interest expense of $0.4 million on the term loans. A hypothetical 100 basis point change in interest rates would result in a $0.1 million change in interest expense incurred during the three months ended December 31, 2020.

Our cash and cash equivalents and restricted cash consist principally of money market securities that are short-term in nature. At December 31, 2020, our total short-term and long-term investments were $3.5 million, consisting mostly of highly rated corporate debt securities and other debt securities. At December 31, 2020, we had no securities in an unrealized loss position. A hypothetical 100 basis point change in interest rates would result in an insignificant increase in interest income earned during the three months ended December 31, 2020.

Currency Rate Exposure

We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were approximately 39% and 41% of our total sales, respectively, during the three months ended December 31, 2020 and 2019. These sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.

In the normal course of our business, we have liquid assets denominated in non-functional currencies which include cash, short-term advances between our legal entities and accounts receivable which are subject to foreign currency exposure. Such balances were approximately $165.4 million and $142.9 million, respectively, at December 31, 2020 and September 30, 2020, and related to the Euro, British Pound and a variety of Asian currencies. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to mitigate our exposures to currency movement. We incurred foreign currency gains of $0.8 million and losses of $0.7 million during the three months ended December 31, 2020 and 2019, respectively, which related to the currency fluctuation on these balances between the time the transaction occurred and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at December 31, 2020 and 2019 would result in an approximate change of $4.6 million and $1.4 million, respectively, in our net income during the three months ended December 31, 2020 and 2019.

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

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under Item 1A. Risk Factors in our 2020 Annual Report on Form 10-K. There have been no material changes from the risk factors disclosed in our 2020 Annual Report on Form 10-K. We may disclose changes to risk factors or additional factors from time to time in our future filings with the SEC.

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

101

The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended December 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets; (ii) the unaudited Consolidated Statements of Operations; (iii) the unaudited Consolidated Statements of Comprehensive Income; (iv) the unaudited Consolidated Statements of Cash Flows; (v) the unaudited Consolidated Statements of Changes in Equity; and (vi) the Notes to the unaudited Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded in the iXBRL document.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

Date: February 3, 2021	/s/ Lindon G. Robertson
Lindon G. Robertson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 3, 2021	/s/ David Pietrantoni
David Pietrantoni
Vice President-Finance and Corporate Controller
(Principal Accounting Officer)