Form 10-Q
period 2021-06-30
Brooks Automation, Inc.
filed 2021-08-05
CIK 933974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, July 29, 2021: common stock, $0.01 par value and 74,296,729 shares outstanding.

BROOKS AUTOMATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BROOKS AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	June 30,	September 30,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$269,862	$295,649
Marketable securities	101	67
Accounts receivable, net	234,079	188,291
Inventories	154,720	114,834
Prepaid expenses and other current assets	58,455	50,612
Total current assets	717,217	649,453
Property, plant and equipment, net	146,522	117,665
Long-term marketable securities	3,637	3,101
Long-term deferred tax assets	4,447	4,979
Goodwill	551,326	501,536
Intangible assets, net	254,937	218,325
Other assets	85,169	64,066
Total assets	$1,763,255	$1,559,125
Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$—	$827
Accounts payable	98,192	61,758
Deferred revenue	35,421	31,357
Accrued warranty and retrofit costs	8,132	8,201
Accrued compensation and benefits	43,803	43,267
Accrued restructuring costs	29	181
Accrued income taxes payable	22,232	10,094
Accrued expenses and other current liabilities	103,251	55,433
Total current liabilities	311,060	211,118
Long-term debt	49,651	49,588
Long-term tax reserves	18,410	19,168
Long-term deferred tax liabilities	16,295	17,798
Long-term pension liabilities	6,536	6,406
Long-term operating lease liabilities	45,034	31,855
Other long-term liabilities	8,440	9,578
Total liabilities	455,426	345,511
Commitments and contingencies (Note 17)
Stockholders' Equity
Preferred stock, $0.01 par value - 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value - 125,000,000 shares authorized, 87,758,598 shares issued and 74,296,729 shares outstanding at June 30, 2021, 87,293,710 shares issued and 73,831,841 shares outstanding at September 30, 2020	878	873
Additional paid-in capital	1,965,705	1,942,850
Accumulated other comprehensive income	26,619	21,919
Treasury stock, at cost - 13,461,869 shares	(200,956)	(200,956)
Accumulated deficit	(484,417)	(551,072)
Total stockholders' equity	1,307,829	1,213,614
Total liabilities and stockholders' equity	$1,763,255	$1,559,125

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue
Products	$215,843	$142,323	$565,829	$413,329
Services	99,506	78,027	285,610	237,748
Total revenue	315,349	220,350	851,439	651,077
Cost of revenue
Products	120,387	81,989	317,472	245,930
Services	50,562	45,573	149,165	137,092
Total cost of revenue	170,949	127,562	466,637	383,022
Gross profit	144,400	92,788	384,802	268,055
Operating expenses
Research and development	18,284	14,004	51,310	43,727
Selling, general and administrative	75,883	59,714	221,646	178,866
Restructuring charges	—	(29)	179	1,125
Total operating expenses	94,167	73,689	273,135	223,718
Operating income	50,233	19,099	111,667	44,337
Interest income	409	29	503	865
Interest expense	(477)	(810)	(1,485)	(2,265)
Other income (expenses), net	(1,625)	498	(147)	(1,318)
Income before income taxes	48,540	18,816	110,538	41,619
Income tax provision	9,370	5,120	20,428	5,557
Income from continuing operations	39,170	13,696	90,110	36,062
Loss from discontinued operations, net of tax	(4)	—	(1,168)	(182)
Net income	$39,166	$13,696	$88,942	$35,880
Basic net income per share:
Income from continuing operations	$0.53	$0.19	$1.21	$0.49
Loss from discontinued operations, net of tax	(0.00)	—	(0.02)	(0.00)
Basic net income per share	$0.53	$0.19	$1.20	$0.49
Diluted net income per share:
Income from continuing operations	$0.53	$0.19	$1.21	$0.49
Loss from discontinued operations, net of tax	(0.00)	—	(0.02)	(0.00)
Diluted net income per share	$0.53	$0.19	$1.20	$0.49
Weighted average shares used in computing net income per share:
Basic	74,296	73,759	74,195	73,473
Diluted	74,495	73,860	74,420	73,766

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$39,166	$13,696	$88,942	$35,880
Other comprehensive income, net of tax:
Foreign currency translation adjustments	4,003	3,691	4,721	7,484
Unrealized gains (losses) on marketable securities, net of tax effects of $0 during each of the three and nine months ended June 30, 2021, and $0 during each of the three and nine months ended June 30, 2020	—		—	7
Actuarial losses, net of tax effects of $3 and $4 during the three and nine months ended June 30, 2021, respectively, $2 and $4 during the three and nine months ended June 30, 2020, respectively	(21)	(13)	(20)	(25)
Total other comprehensive income, net of tax	3,982	3,678	4,701	7,466
Comprehensive income	$43,148	$17,374	$93,643	$43,346

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended
	June 30,
	2021	2020

Cash flows from operating activities
Net income	$88,942	$35,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,684	49,760
Impairment of property, plant and equipment	—	301
Stock-based compensation	20,277	12,348
Amortization of premium on marketable securities and deferred financing costs	169	177
Deferred income taxes	(10,293)	(9,319)
Other losses on disposals of assets	225	163
Adjustment to the gain on divestiture, net of tax	948	319
Taxes paid stemming from divestiture	—	(91,500)
Accounts receivable	(40,286)	(15,719)
Inventories	(32,532)	(17,695)
Prepaid expenses and other assets	4,000	12,554
Accounts payable	23,327	11,032
Deferred revenue	(1,564)	214
Accrued warranty and retrofit costs	(286)	580
Accrued compensation and tax withholdings	(338)	1,928
Accrued restructuring costs	(153)	(609)
Accrued expenses and other liabilities	21,625	(4,347)
Net cash provided by (used in) operating activities	122,745	(13,933)
Cash flows from investing activities
Purchases of property, plant and equipment	(34,606)	(29,685)
Purchases of marketable securities	(100)	(10,843)
Sales of marketable securities	25	2,492
Maturities of marketable securities	25	42,226
Adjustment to proceeds from divestiture	(1,802)	—
Acquisitions, net of cash acquired	(92,375)	(15,743)
Issuance of a note receivable	—	(1,000)
Net cash used in investing activities	(128,833)	(12,553)
Cash flows from financing activities
Proceeds from issuance of common stock	2,583	2,332
Principal payments on debt	(828)	(828)
Payments of finance leases	(915)	(957)
Common stock dividends paid	(22,288)	(22,127)
Net cash used in financing activities	(21,448)	(21,580)
Effects of exchange rate changes on cash and cash equivalents	7,582	3,095
Net decrease in cash, cash equivalents and restricted cash	(19,954)	(44,971)
Cash, cash equivalents and restricted cash, beginning of period	302,526	305,171
Cash, cash equivalents and restricted cash, end of period	$282,572	$260,200
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	$14,516	$2,020

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$269,862	$256,633
Short-term restricted cash included in prepaid expenses and other current assets	3,570	3,567
Long-term restricted cash included in other assets	9,140	—
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$282,572	$260,200

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BROOKS AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY

(unaudited)

(In thousands, except share data)

		Common		Accumulated
	Common	Stock at	Additional	Other
	Stock	Par	Paid-In	Comprehensive	Accumulated	Treasury	Total
	Shares	Value	Capital	Income	Deficit	Stock	Equity
Balance March 31, 2021	87,755,666	$878	$1,959,619	$22,637	$(516,152)	$(200,956)	$1,266,026
Shares issued under restricted stock and purchase plans, net	2,932	—	—				—
Stock-based compensation			6,086				6,086
Common stock dividends declared, at $0.10 per share					(7,431)		(7,431)
Foreign currency translation adjustments				4,003			4,003
Actuarial loss, net of tax effects of $3				(21)			(21)
Net income					39,166		39,166
Balance June 30, 2021	87,758,598	$878	$1,965,705	$26,619	$(484,417)	$(200,956)	$1,307,829

Balance March 31, 2020	87,214,622	$872	$1,932,893	$7,299	$(578,975)	$(200,956)	$1,161,133
Shares issued under restricted stock and purchase plans, net	7,493	—	1				1
Stock-based compensation			3,725				3,725
Common stock dividends declared, at $0.10 per share					(7,380)		(7,380)
Foreign currency translation adjustments				3,691			3,691
Actuarial losses, net of tax effects of $2				(13)			(13)
Net income					13,696		13,696
Balance June 30, 2020	87,222,115	$872	$1,936,619	$10,977	$(572,659)	$(200,956)	$1,174,853

Balance September 30, 2020	87,293,710	$873	$1,942,850	$21,919	$(551,072)	$(200,956)	$1,213,614
Shares issued under restricted stock and purchase plans, net	464,888	5	2,578				2,583
Stock-based compensation			20,277				20,277
Common stock dividends declared, at $0.30 per share					(22,287)		(22,287)
Foreign currency translation adjustments				4,720			4,720
Actuarial loss, net of tax effects of $4				(20)			(20)
Net income					88,942		88,942
Balance June 30, 2021	87,758,598	$878	$1,965,705	$26,619	$(484,417)	$(200,956)	$1,307,829

Balance September 30, 2019	85,759,700	$857	$1,921,954	$3,511	$(586,412)	$(200,956)	$1,138,954
Shares issued under restricted stock and purchase plans, net	1,462,415	15	2,317				2,332
Stock-based compensation			12,348				12,348
Common stock dividends declared, at $0.30 per share					(22,127)		(22,127)
Foreign currency translation adjustments				7,484			7,484
Changes in unrealized losses on marketable securities, net of tax effects of $0				7			7
Actuarial losses, net of tax effects of $4				(25)			(25)
Net income					35,880		35,880
Balance June 30, 2020	87,222,115	$872	$1,936,619	$10,977	$(572,659)	$(200,956)	$1,174,853

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

Separation

On May 10, 2021, the Company announced its intention to separate its business into two independent, publicly traded companies. The Company plans to spin-off its semiconductor business, which operates as the Semiconductor Solutions Group segment through a pro rata distribution of shares to the Company’s common stockholders. Completion of the proposed spin-off is subject to certain conditions, including final approval by the Company’s Board of Directors. The Company is targeting to complete the separation of the business before the end of calendar year 2021.

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

During the COVID-19 pandemic, the Company’s facilities have remained operational with only required personnel on site, and the balance of employees working from home.  The Company’s semiconductor and life sciences business segments fall within the classification of an “Essential Critical Infrastructure Sector” as defined by the U.S. Department of Homeland Security and have continued operations during the COVID-19 pandemic. The Company has followed government guidance in each region and country and has implemented U.S. Centers for Disease Control and Prevention social distancing guidelines and other applicable best practices to protect the health and safety of the Company’s employees. The COVID-19 pandemic has not had a substantial negative impact on the Company’s financial results and a portion of the impact has been mitigated by the Company’s realignment of resources to satisfy incremental orders related to virus research. As states safely reopen the economy, get people back to work, and ease social restrictions while minimizing the health impacts of COVID-19, future impacts on the Company’s financial results will depend on future variants of the virus and vaccine effectiveness against the variants, which are not fully determinable, as the full impact of the pandemic on the economy and markets which the Company serves is as yet unknown. The Company’s financial results will also depend on variables including reduced demand from its customers, the degree that the supply chain may be constrained which could impact its delivery of product and the potential impact to its operations if there is a significant outbreak among the Company’s employees, as well as the amount of incremental demand caused by research and treatments in the areas of COVID-19 or related threats.

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

Foreign currency exchange gains and losses generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other income (expenses), net” in the Company’s unaudited Consolidated Statements of Operations. Net foreign currency transaction and remeasurement losses were $1.6 million and less than $0.1 million during the three months ended June 30, 2021 and 2020, respectively. Net foreign currency transaction and remeasurement losses were $1.2 million and $2.8 million during the nine months ended June 30, 2021 and 2020, respectively.

Derivative Financial Instruments

The Company has transactions and balances denominated in currencies other than U.S. dollars. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. The Company enters into foreign exchange contracts to reduce its exposure to currency fluctuations. The arrangements typically mature in three months or less and they do not qualify for hedge accounting. Net gains and losses related to these contracts are recorded as a component of "Other income (expenses), net" in the accompanying unaudited Consolidated Statements of Operations and are as follows for the three and nine months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Realized losses on derivatives not designated as hedging instruments	$(961)	$(1,719)	$(7,295)	$(963)

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

As of June 30, 2021, the Company had no assets or liabilities measured and recorded at fair value on a recurring basis using Level 3 inputs.

Accounts Receivable, Allowance for Expected Credit Losses and Sales Returns

Trade accounts receivable do not bear interest and are recorded at the invoiced amount. The Company maintains an allowance for expected credit losses representing its best estimate of expected credit losses related to its existing accounts receivable and their net realizable value. The Company determines the allowance based on a number of factors, including an evaluation of customer credit worthiness, the age of the outstanding receivables, economic trends, historical experience and other information over the payment periods. The Company reviews and adjusts the allowance for expected credit losses on a quarterly basis. Accounts receivable balances are written off against the allowance for expected credit losses when the Company determines that the balances are not recoverable. Provisions for expected credit losses are recorded in “Selling, general and administrative” expenses in the Consolidated Statements of Operations. The Company determines the allowance for sales returns based on its best estimate of expected customer returns. Provisions for sales returns are recorded in "Revenue" in the Consolidated Statements of Operations. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The amendments require additional disclosure for the weighted-average interest crediting rates, a narrative description of the reasons for significant gains and losses, and an explanation of any other significant changes in the benefit obligation or plan assets. The amendment removes disclosure requirements for accumulated other comprehensive income expected to be recognized over the next year, information about plan assets to be returned to the entity, and the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost, and the benefit obligation for postretirement health care benefits. The ASU is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The ASU does not amend the interim disclosure requirements of ASC 715-20. The Company will adopt the provisions of this ASU in the first quarter of fiscal 2022 and is currently evaluating the impact this guidance may have on the disclosures in the consolidated financial statements.

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

3. Discontinued Operations

On August 27, 2018, the Company entered into a definitive agreement to sell its semiconductor cryogenics business to Edwards for $675.0 million in cash, subject to adjustments. The sale closed on July 1, 2019. The Company completed the sale for $659.8 million. Net proceeds from the sale were approximately $551.7 million, net of taxes and closing costs paid and remaining estimated taxes payable. During the first quarter of fiscal year 2021, the final net working capital was determined and resulted in a negative adjustment in the amount of $1.8 million payable to Edwards, which was paid during the second quarter of the 2021 fiscal year.

In the third quarter of fiscal year 2020, Edwards asserted claims for indemnification under the definitive agreement relating to alleged breaches of representations and warranties relating to customer warranty claims and inventory. The Company cannot determine the probability of any losses or outcome of these claims including the amount of any indemnifiable losses, if any, resulting from these claims at this time. The Company believes, however, that none of these claims will have a material adverse effect on its consolidated financial position or results of operations. If the resolution of these claims results in indemnifiable losses in excess of the applicable indemnification deductibles and indemnification escrow established under the definitive agreement, Edwards would be required to seek recovery under the representation and warranty insurance Edwards obtained in connection with the closing of the transaction. The Company believes that any indemnifiable losses in excess of the applicable deductibles and indemnification escrow established in the definitive agreement would be covered by such insurance. If Edwards is unable to obtain recovery under its insurance, however, it could seek recovery of such indemnifiable losses, if any, directly from the Company.

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

The following table presents the financial results of discontinued operations (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Loss on discontinued operations before income taxes	$(4)	$-	$(1,534)	$(239)
Net loss from discontinued operations	(4)	-	(1,168)	(182)

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

Unrealized gains and losses are excluded from earnings and reported as a separate component of “Total other comprehensive income, net of tax” in the accompanying unaudited Consolidated Statement of Comprehensive Income until the security is sold or matures. Gains or losses realized from sales of marketable securities are computed based on the specific identification method and recognized as a component of "Other income (expenses), net" in the accompanying unaudited Consolidated Statements of Operations. During the nine months ended June 30, 2021, there were insignificant sales of marketable securities. During the nine months ended June 30, 2020, the Company sold marketable securities with a fair value and amortized cost of $2.5 million, and recognized a net gain of less than $0.1 million in this period. As a result, during the nine months ended June 30, 2020, the Company collected cash proceeds of $2.5 million from the sale of marketable securities and reclassified net unrealized holding gains of less than $0.1 million from accumulated other comprehensive income into “Other expenses, net” in the accompanying unaudited Consolidated Statements of Operations as a result of these transactions.

The following is a summary of the amortized cost and the fair value, including accrued interest receivable and unrealized holding gains (losses) on the short-term and long-term marketable securities as of June 30, 2021 and September 30, 2020 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
June 30, 2021:
U.S. Treasury securities and obligations of U.S. government agencies	$20	$—	$—	$20
Bank certificates of deposits	30	—	—	30
Corporate securities	3,663	—	—	3,663
Municipal securities	25	—	—	25
	$3,738	$—	$—	$3,738
September 30, 2020:
Bank certificates of deposits	$51	$—	$—	$51
Corporate securities	3,101	—	—	3,101
Other debt securities	16	—	—	16
	$3,168	$—	$—	$3,168

The fair values of the marketable securities by contractual maturities at June 30, 2021 are presented below (in thousands):

Fair Value
Due in one year or less	$101
Due after one year through five years	—
Due after five years through ten years	—
Due after ten years	3,637
Total marketable securities	$3,738

Expected maturities could differ from contractual maturities because the security issuers may have the right to prepay obligations without prepayment penalties.

The Company reviews the marketable securities for impairment at each reporting period to determine if any of the securities have experienced an other-than-temporary decline in fair value. The Company considers factors, such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of its amortized cost basis. If the Company believes that an other-than-temporary decline in fair value has occurred, it writes down the investment to its fair value and recognizes the credit loss in earnings and the non-credit loss in accumulated other comprehensive income or loss. There was an insignificant amount of securities in an unrealized loss position as of June 30, 2021. There were no securities in an unrealized loss position as of September 30, 2020.

Cash equivalents of less than $0.1 million at June 30, 2021 consist of money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. There were no cash equivalents classified within Level 1 of the fair value hierarchy as of September 30, 2020. Cash equivalents of $0.1 million as of September 30, 2020, consist primarily of treasury bills and agency bonds and are classified within Level 2 of the fair value hierarchy because they are not actively traded. Cash equivalents from Level 1 and Level 2 are recorded in “Cash and cash equivalents” within the accompanying unaudited Consolidated Balance Sheet.

5. Acquisitions

Acquisitions Completed in Fiscal Year 2021

Precise

On April 29, 2021, the Company acquired Precise Automation Inc. (“Precise”), a leading developer of collaborative robots and automation subsystems headquartered in Fremont, California. The total cash purchase price for the acquisition was approximately $69.6 million, subject to working capital and other adjustments. Precise provides the Company with a product offering and technology portfolio to take advantage of the opportunities in the collaborative robot market.

The allocation of the consideration included $38.9 million of technology, $2.4 million of customer relationships, $32.9 million of goodwill, $6.2 million of deferred tax liabilities, and several other assets and liabilities. The weighted useful life of all the intangible assets acquired is 11 years. The purchase price allocation was based on a preliminary valuation which is subject to further adjustments within the measurement period when additional information becomes available. The Company has included the financial results of the acquired operations in the Brooks Semiconductor Solutions Group segment. The goodwill and intangibles are not tax deductible.

Other Acquisitions

The Company closed an acquisition during the third quarter of fiscal year 2021. The Company has included the financial results of the acquired operations within the Brooks Life Sciences Products segment. The total net of cash purchase price was approximately $19.3 million which includes $9.4 million in contingent consideration based on the acquired business’ performance for the twelve-month period ending December 31, 2021, subject to customary working capital adjustments and other adjustments. The acquisition enhances the breadth and depth of the Company’s offerings and expands its expertise in the Brooks Life Sciences Products segment. The allocation of the consideration included $11.9 million of technology, $4.4 million of goodwill, and several other assets and liabilities. The weighted useful life of all the intangible assets acquired is 12 years. The purchase price allocation was based on a preliminary valuation which is subject to further adjustments within the measurement period when additional information becomes available. The goodwill and intangibles are tax deductible.

On December 3, 2020, the Company acquired Trans-Hit Biomarkers Inc. (“THB”), a worldwide biospecimen procurement service provider based in Montreal Canada. THB has an extensive collection capability for biospecimens and clinical samples through a worldwide partner network of clinical sites and biobanks. The total cash purchase price of the acquisition was approximately $15.1 million, net of cash acquired. The acquisition enhances the breadth and depth of the Company’s offerings and expands its expertise in the Brooks Life Sciences Services segment. The allocation of the consideration included $7.8 million of customer relationships, $9.3 million of goodwill, $2.4 million of deferred tax liabilities, and several other assets and liabilities. The weighted useful life of all intangibles acquired is 11 years. The purchase price allocation was based on a preliminary valuation which is subject to further adjustments within the measurement period when additional information becomes available. The Company has included the financial results of the acquired operations in the Brooks Life Sciences Services segment. The goodwill and intangibles are not tax deductible.

Acquisition Completed in Fiscal Year 2020

RURO

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

6. Goodwill and Intangible Assets

Goodwill represents the excess of net book value over the estimated fair value of net tangible and identifiable intangible assets of a reporting unit. Goodwill is tested for impairment annually or more often if impairment indicators are present at the reporting unit level. If events occur or circumstances change that would more likely than not reduce fair values of the reporting units below their carrying values, goodwill will be evaluated for impairment between annual tests. No triggering events indicating goodwill impairment occurred during the nine months ended June 30, 2021. Please refer to Note 8, "Goodwill and Intangible Assets" to the Company's consolidated financial statements included in the 2020 Annual Report on Form 10-K for further information on the goodwill impairment testing performed during fiscal year 2020.

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

During the quarter ended June 30, 2021, the Company completed the annual goodwill impairment test for each of its reporting units, including the Automation Solutions, Contamination Control Solutions and Global Semiconductor Services reporting units within the Brooks Semiconductor Solutions Group segment, the Brooks Life Sciences Products reporting unit within the Brooks Life Sciences Products segment, and the Sample Repository Solutions and GENEWIZ reporting units within the Brooks Life Sciences Services segment. Based on the test results, the Company determined that no adjustment to goodwill was necessary. The Company conducted a qualitative assessment for the Automation Solutions, Global Semiconductor Services and Life Sciences Products reporting units. The Company determined that it was more likely than not that their fair values were greater than their carrying values. As a result of the analysis, the Company did not perform the quantitative assessment for these reporting units, and therefore, did not recognize any impairment losses. The Company performed the quantitative goodwill impairment test for the Contamination Control Solutions, the Sample Repository Solutions and GENEWIZ reporting units. The Company determined that no adjustment to goodwill was necessary since the estimated fair values exceed their book values.

As a result of a change in our management reporting structure and immediately post to the annual goodwill impairment test, the Company combined two components within the Brooks Life Sciences Services operating segment, Sample Repository Solutions and GENEWIZ components, into the Brooks Life Sciences Services reporting unit. The Company evaluated the aggregation criteria under ASC 350 for the two components and concluded that they exhibit similar economic characteristics and meet the aggregation criteria. Post to this aggregation, the Company has five reporting units which includes the Automation Solutions, Contamination Control Solutions, Global Semiconductor Services, Brooks Life Sciences Products, and Brooks Life Sciences Services reporting units.

The changes in the Company’s goodwill by reportable segment since September 30, 2020 are as follows (in thousands):

	Brooks
	Semiconductor	Brooks	Brooks
	Solutions	Life Sciences	Life Sciences
	Group	Products	Services	Other	Total
Gross goodwill, at September 30, 2020	$637,303	$103,278	$349,899	$26,014	$1,116,494
Accumulated goodwill impairments	(588,944)	—		(26,014)	(614,958)
Goodwill, net of accumulated impairments, at September 30, 2020	48,359	103,278	349,899	—	501,536
Acquisitions and adjustments	32,911	7,493	9,386	—	49,790
Gross goodwill, at June 30, 2021	670,214	110,771	359,285	26,014	1,166,284
Accumulated goodwill impairments	(588,944)	—		(26,014)	(614,958)
Goodwill, net of accumulated impairments, at June 30, 2021	$81,270	$110,771	$359,285	$—	$551,326

During the nine months ended June 30, 2021, the Company recorded a goodwill increase of $49.8 million primarily related to acquisitions made during the nine months ended June 30, 2021 and the impact of foreign currency translation adjustments.

The components of the Company’s identifiable intangible assets as of June 30, 2021 and September 30, 2020 are as follows (in thousands):

	June 30, 2021			September 30, 2020
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Patents	$5,302	$5,013	$289	$5,302	$4,865	$437
Completed technology	144,440	58,118	86,323	92,477	49,875	42,602
Trademarks and trade names	27,625	12,102	15,523	25,769	9,322	16,447
Non-competition agreements	731	129	601	—	—	—
Customer relationships	285,685	133,488	152,197	271,113	112,277	158,836
Other intangibles	251	248	3	245	242	3
	$464,034	$209,098	$254,937	$394,906	$176,581	$218,325

Amortization expense for intangible assets was $30.8 million and $31.3 million, respectively, during the nine months ended June 30, 2021 and 2020.

Estimated future amortization expense for the intangible assets for the remainder of fiscal year 2021, the subsequent four fiscal years and thereafter is as follows (in thousands):

Fiscal year ended September 30,
2021	$10,853
2022	40,414
2023	37,125
2024	32,242
2025	26,937
Thereafter	107,366
$254,937

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

As of June 30, 2021, the Company had approximately $49.8 million available for borrowing under the line of credit. There were no amounts outstanding under the line of credit as of June 30, 2021 and September 30, 2020. The Company records commitment fees and other costs directly associated with obtaining the line of credit facility as deferred financing costs which are amortized over the term of the related financing arrangement. Deferred financing costs were $0.2 million and $0.4 million, respectively, at June 30, 2021 and September 30, 2020. The line of credit contains certain customary representations and warranties, a financial covenant and affirmative and negative covenants as well as events of default. The Company was in compliance with the line of credit covenants as of June 30, 2021.

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

The deferred financing costs are accreted over the term of the loan using the effective interest rate method and are included in “Interest expense” in the accompanying unaudited Consolidated Statements of Operations. At June 30, 2021, deferred financing costs were $0.3 million.

The credit agreement contains certain customary representations and warranties, covenants and events of default. If any of the events of default occur and are not waived or cured within applicable grace periods, any unpaid amounts under the credit agreement will bear an annual interest rate at 2.00% above the rate otherwise applicable under the terms and conditions of such agreement. The credit agreement does not contain financial maintenance covenants. As of June 30, 2021, the Company was in compliance with all covenants and conditions under the credit agreement.

In connection with the GENEWIZ acquisition, the Company assumed three five-year term loans for a total of $3.3 million and two one-year short term loans for a total of $3.2 million. The three five-year term loans were initiated during 2016 and matured in 2021. The principal payments were payable in eight installments equal to 12.5% of the initial principal amount of the term loans on December 14th and June 14th of each year. The three five-year term loans were secured by GENEWIZ to fund equipment procurement and new building related payments and the interest rates were equal to the LIBOR plus 3.1%. The two one-year term loans were secured by GENEWIZ to fund operations. Both of the one-year term loans were initiated in 2018 and matured and were repaid in 2019. The interest rates of these two loans were 4.56% and 4.35%. There are no deferred financing costs related to either the five-year term loans or the one-year term loans. The three five-year term loans matured and were repaid in full on June 30, 2021.

During the nine months ended June 30, 2021, the weighted average stated interest rate paid on all outstanding debt was 2.8%. During the nine months ended June 30, 2021, the Company incurred aggregate interest expense of $1.3 million in connection with the borrowings, including $0.2 million of deferred financing costs amortization.

The following are the future minimum principal payment obligations under all of the Company’s outstanding debt as of June 30, 2021 (in thousands):

Amount
Fiscal year ended September 30,
2021	$—
2022	—
2023	—
2024	—
2025	50,000
Total outstanding principal balance	50,000
Unamortized deferred financing costs	(349)
49,651
Current portion of long-term debt	—
Non-current portion of long-term debt	$49,651

9. Leases

The Company has operating leases for real estate and non-real estate and finance leases for non-real estate in North America, Europe, and Asia. Non-real estate leases are primarily related to vehicles and office equipment. Lease expiration dates range between 2021 and 2041.

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020

Operating lease costs	$2,878	$2,358	$8,135	$6,755
Finance lease costs:
Amortization of assets	182	311	745	933
Interest on lease liabilities	10	29	31	84
Total finance lease costs	192	340	776	1,017
Variable lease costs	514	448	1,578	1,314
Short-term lease costs	123	181	349	477
Total lease costs	$3,707	$3,327	$10,838	$9,563

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	June 30, 2021	September 30, 2020
Operating Leases:
Operating lease right-of-use assets	$52,159	$39,071

Accrued expenses and other current liabilities	$7,489	$7,015
Long-term operating lease liabilities	45,034	31,855
Total operating lease liabilities	$52,523	$38,870

Finance Leases:
Property, plant and equipment, at cost	$2,252	$2,540
Accumulated amortization	(1,989)	(1,246)
Property, plant and equipment, net	$263	$1,294

Accrued expenses and other current liabilities	$610	$1,135
Other long-term liabilities	(10)	348
Total finance lease liabilities	$600	$1,483

Weighted average remaining lease term (in years):
Operating leases	10.73	8.72
Finance leases	0.71	1.32

Weighted average discount rate:
Operating leases	4.02%	3.92%
Finance leases	4.81%	4.73%

Supplemental cash flow information related to leases was as follows (in thousands, unaudited):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$2,532	$2,215	$7,530	$6,089
Operating cash flows from finance leases	8	22	35	77
Financing cash flows from finance leases	269	297	881	880

ROU assets obtained in exchange for lease liabilities:
Operating leases	$14,066	$3,026	$19,033	$13,753

Future lease payments for operating and finance leases as of June 30, 2021 were as follows for the remainder of fiscal year 2021, the subsequent four fiscal years and thereafter (in thousands):

	Operating Leases	Finance Leases
Fiscal year ended September 30,
2021	$2,501	$251
2022	9,032	363
2023	7,286	-
2024	6,378	-
2025	5,779	-
Thereafter	34,475	-
Total future lease payments	65,451	614
Less imputed interest	(12,928)	(14)
Total lease liability balance	$52,523	$600

As of June 30, 2021, the Company has entered into leases that have not commenced with future lease payments of $15.1 million. These leases are not yet recorded in the accompanying unaudited Consolidated Balance Sheets. These leases will commence in 2021.

10. Income Taxes

The Company recorded an income tax provision of $9.4 million and $20.4 million, respectively, during the three and nine months ended June 30, 2021. The tax provision for the three months ended June 30, 2021 was primarily driven by the provision on earnings from operations during the period. The provision was partially offset by a $1.5 million benefit from the reversal of uncertain tax positions during the period. The provision for the nine months ended June 30, 2021 was primarily driven by the provision on earnings from operations during the period and was partially offset by a $2.7 million discrete stock compensation windfall benefit for tax deductions that exceeded the associated book compensation expense.

The Company recorded an income tax provision of $5.1 million and $5.6 million, respectively, during the three and nine months ended June 30, 2020. The tax provision for the three months ended June 30, 2020 was primarily driven by the provision on earnings from operations during the period. The tax provision for the nine months ended June 30, 2020 was primarily driven by the provision on earnings from operations during the period. The tax provision was offset by a $6.1 million discrete stock compensation windfall benefit for tax deductions that exceeded the associated compensation expense in the period. During the nine months ended June 30, 2020, the Company also recorded a discrete benefit of $0.5 million from a reduction of deferred tax liabilities related to the extension of a tax rate incentive in China.

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

The Company evaluates the realizability of its deferred tax assets by tax-paying component and assesses the need for a valuation allowance on a quarterly basis. The Company evaluates the profitability of each tax-paying component on a historic cumulative basis and a forward-looking basis while performing this analysis. The Company maintains a U.S. valuation allowance related to the realizability of certain state tax credits and state net operating loss carry-forwards, as well as a valuation allowance against net deferred tax assets on certain foreign tax-paying components as of June 30, 2021.

The Company maintains liabilities for uncertain tax positions. These liabilities involve judgment and estimation and are monitored based on the best information available. The Company recognizes interest related to unrecognized tax benefits as a component of the income tax provision or benefit. The Company recognized interest expense related to its uncertain tax positions of $0.3 million and $0.8 million, respectively, during the three and nine months ended June 30, 2021.

The Company is subject to U.S. federal, state, local and foreign income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which it files.

In the normal course of business, the Company is subject to income tax audits in various global jurisdictions in which it operates. The years subject to examination vary for the U.S. and international jurisdictions, with the earliest tax year being 2013. Based on the outcome of these examinations or the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the Company’s Consolidated Balance Sheets. The Company currently anticipates that it is reasonably possible that the unrecognized tax benefits and accrued interest on those benefits will be reduced by an amount of $17.2 million in the next 12 months due to statute of limitations expirations. These unrecognized tax benefits would impact the effective tax rate if recognized.

11. Other Balance Sheet Information

The following is a summary of accounts receivable at June 30, 2021 and September 30, 2020 (in thousands):

	June 30,	September 30,
	2021	2020
Accounts receivable	$238,890	$195,587
Less allowance for expected credit losses	(4,737)	(7,216)
Less allowance for sales returns	(74)	(80)
Accounts receivable, net	$234,079	$188,291

The decrease in the allowance for expected credit losses from September 30, 2020 is due to collections of previously reserved trade receivables in the Brooks Life Sciences Services segment during the first quarter of fiscal year 2021.

The following is a summary of inventories at June 30, 2021 and September 30, 2020 (in thousands):

	June 30,	September 30,
	2021	2020
Inventories
Raw materials and purchased parts	$98,997	$73,609
Work-in-process	21,356	16,461
Finished goods	34,367	24,764
Total inventories	$154,720	$114,834

Reserves for excess and obsolete inventory were $18.6 million and $17.1 million, respectively, at June 30, 2021 and September 30, 2020.

At June 30, 2021 and September 30, 2020, the Company had cumulative capitalized direct costs of $21.9 million and $18.2 million, respectively, associated with the development of software for its internal use. As of June 30, 2021, this balance included $5.0 million associated with software still in the development stage which are included within "Property, plant and equipment, net" in the accompanying unaudited Consolidated Balance Sheets. During the nine months ended June 30, 2021, the Company capitalized direct costs of $3.7 million associated with the development of software for its internal use.

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

The following is a summary of product warranty and retrofit activity on a gross basis for the three and nine months ended June 30, 2021 and 2020 (in thousands):

Activity -Three Months Ended June 30, 2021
Balance			Balance
March 31,			June 30,
2021	Accruals	Costs Incurred	2021
$8,044	$1,892	$(1,804)	$8,132

Activity -Three Months Ended June 30, 2020
Balance			Balance
March 31,			June 30,
2020	Accruals	Costs Incurred	2020
$7,910	$1,380	$(1,409)	$7,881

Activity -Nine Months Ended June 30, 2021
Balance			Balance
September 30,			June 30,
2020	Accruals	Costs Incurred	2021
$8,201	$5,990	$(6,059)	$8,132

Activity -Nine Months Ended June 30, 2020
Balance			Balance
September 30,			June 30,
2019	Accruals	Costs Incurred	2020
$7,175	$6,033	$(5,327)	$7,881

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

The following table reflects stock-based compensation expense recorded during the three and nine months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Restricted stock units	$5,475	$3,348	$18,667	$11,361
Employee stock purchase plan	611	377	1,610	987
Total stock-based compensation expense	$6,086	$3,725	$20,277	$12,348

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

The Company grants restricted stock units that vest over a required service period and/or achievement of certain operating performance goals. Restricted stock units granted with performance goals may also have a required service period following the achievement of all or a portion of the performance goals. The following table reflects restricted stock units, including stock awards, granted during the nine months ended June 30, 2021 and 2020:

		Time-Based	Stock	Performance-
	Total Units	Units	Grants	Based Units
Nine months ended June 30, 2021	346,172	162,842	14,683	168,647
Nine months ended June 30, 2020	411,967	163,390	27,007	221,570

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

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the nine months ended June 30, 2021:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at September 30, 2020	1,183,009	$36.10
Granted	346,172	71.81
Vested	(406,764)	36.01
Forfeited	(32,600)	44.27
Outstanding at June 30, 2021	1,089,817	47.23

The weighted average grant date fair value of restricted stock units granted during the three months ended June 30, 2021 and 2020 was $104.54 and $31.87, respectively. The weighted average grant date fair value of restricted stock units granted during the nine months ended June 30, 2021 and 2020 was $71.81 and $46.52, respectively. The fair value of restricted stock units vested during the three months ended June 30, 2021 and 2020 was $0.3 million and $0.2 million, respectively. The fair value of restricted stock units vested during the nine months ended June 30, 2021 and 2020 was $28.2 million and $41.6 million, respectively. During the nine months ended June 30, 2021 and 2020, the Company remitted $9.7 million and $24.1 million, respectively, collected from employees to satisfy their tax obligations as a result of share issuances. Such proceeds collected and remitted were insignificant during the three months ended June 30, 2021 and 2020.

As of June 30, 2021, the unrecognized compensation cost related to restricted stock units that are expected to vest is $29.1 million and will be recognized over an estimated weighted average service period of approximately 1.7 years.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan that allows its employees to purchase shares of common stock at a price equal to 85% of the fair market value of the Company’s stock at the beginning or the end of the semi-annual offering period, whichever is lower. There were 58,124 and 63,934 shares, respectively, purchased by employees under the employee stock purchase plan during the nine months ended June 30, 2021 and 2020.

13. Earnings per Share

The calculations of basic and diluted net income per share and basic and diluted weighted average shares outstanding are as follows for the three and nine months ended June 30, 2021 and 2020 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Income from continuing operations	$39,170	$13,696	$90,110	$36,062
Loss from discontinued operations, net of tax	(4)	—	(1,168)	(182)
Net income	$39,166	$13,696	$88,942	$35,880

Weighted average common shares outstanding used in computing basic earnings per share	74,296	73,759	74,195	73,473
Dilutive restricted stock units	199	101	225	293
Weighted average common shares outstanding used in computing diluted earnings per share	74,495	73,860	74,420	73,766

Basic net income per share:
Income from continuing operations	$0.53	$0.19	$1.21	$0.49
Loss from discontinued operations, net of tax	(0.00)	-	(0.02)	(0.00)
Basic net income per share	$0.53	$0.19	$1.20	$0.49

Diluted net income per share:
Income from continuing operations	$0.53	$0.19	$1.21	$0.49
Loss from discontinued operations, net of tax	(0.00)	—	(0.02)	(0.00)
Diluted net income per share	$0.53	$0.19	$1.20	$0.49
Dividend declared per share	$0.10	$0.10	$0.30	$0.30

During the three and nine months ended June 30, 2021, restricted stock units of 13,593 and 18,548, respectively, were excluded from the computation of diluted earnings per share as their effect would be antidilutive based on the treasury stock method. During the three and nine months ended June 30, 2020, restricted stock units of 148,085 and 162,189, respectively, were excluded from the computation of diluted earnings per share as their effect would be antidilutive based on the treasury stock method.

14. Revenue from Contracts with Customers

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers in a manner that depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

The Company has three operating and reportable segments consisting of Brooks Semiconductor Solutions Group, Brooks Life Sciences Products and Brooks Life Sciences Services. The Company has five reporting units, including three reporting units within the Brooks Semiconductor Solutions Group operating segment, one reporting unit within Brooks Life Sciences Products operating segment, and one reporting units within the Brooks Life Sciences Services operating segment. The following is revenue by reporting unit for the three and nine months ended June 30, 2021 and 2020 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Reporting Unit
Automation Solutions	$122,567	$81,656	$320,540	$214,627
Contamination Control Solutions	50,742	34,780	117,236	124,584
Global Semiconductor Services	12,953	10,616	36,898	31,575
Total Brooks Semiconductor Solutions Group	186,262	127,052	474,674	370,786

Brooks Life Sciences Products	48,625	30,421	146,490	91,138

Brooks Life Sciences Services	80,462	62,877	230,275	189,153
Total	$315,349	$220,350	$851,439	$651,077

Contract Balances

Accounts Receivable, Net. Accounts receivable represent rights to consideration in exchange for products or services that have been transferred by the Company, when payment is unconditional and only the passage of time is required before payment is due. Accounts receivable do not bear interest and are recorded at the invoiced amount. The Company maintains an allowance for expected credit losses representing its best estimate of probable credit losses related to its existing accounts receivable and their net realizable value. The Company determines the allowance for expected credit losses based on a number of factors, including an evaluation of customer credit worthiness, the age of the outstanding receivables, economic trends, historical experience and other information through the payment periods. Accounts receivable, net were $234.1 million and $188.3 million at June 30, 2021 and September 30, 2020, respectively.

Contract Assets. Contract assets represent rights to consideration in exchange for products or services that have been transferred by the Company, when payment is conditional on something other than the passage of time. These amounts typically relate to contracts within the life sciences segments where the right to payment is not present until completion of the contract or the achievement of specified milestones and the value of the products or services transferred exceed this constraint. Contract assets are classified as current. Contract asset balances which are included within “Prepaid expenses and other current assets” on the Company’s Consolidated Balance Sheet, were $16.1 million and $16.8 million at June 30, 2021 and September 30, 2020, respectively.

Deferred Commissions. Deferred commissions represent a direct and incremental cost of obtaining a contract. These amounts primarily relate to sales commissions within the life sciences segments and are deferred and amortized over a 60-month period, which represents the average period of contract performance. The Company classifies deferred commissions as noncurrent as the original amortization period of this asset is greater than one year. Deferred commissions balances are included within “Other assets” on the Company’s Consolidated Balance Sheet. Deferred commissions were $0.3 million and $0.4 million, respectively, at June 30, 2021 and September 30, 2020. The Company recorded amortization expense related to deferred commissions of less than $0.1 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively. The Company recorded amortization expense related to deferred commissions of $0.1 million and $0.4 million for the nine months ended June 30, 2021 and 2020, respectively.

Contract Liabilities. Contract liabilities represent the Company’s obligation to transfer products or services to a customer for which consideration has been received, or for which an amount of consideration is due from the customer. Contract assets and liabilities are reported on a net basis at the contract level, depending on the contracts position at the end of each reporting period. Contract liabilities are included within “Deferred revenue” on the Company’s Consolidated Balance Sheet. Contract liabilities were $35.4 million and $31.4 million at June 30, 2021 and September 30, 2020, respectively. Revenue recognized from the contract liability balance at September 30, 2020 was $30.2 million for the nine months ended June 30, 2021.

Remaining Performance Obligations. Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year and for which fulfillment of the contract has started as of the end of the reporting period. The aggregate amount of transaction consideration allocated to remaining performance obligations as of June 30, 2021 was $65.2 million. The following table summarizes when the Company expects to recognize the remaining performance obligations as revenue; the Company will recognize revenue associated with these performance obligations as transfer of control occurs (in thousands):

	As of June 30, 2021
	Less than 1 Year	Greater than 1 Year	Total
Remaining Performance Obligations	$46,552	$18,677	$65,229

Cost to Obtain and Fulfill a Contract

The Company capitalizes sales commissions when incurred if they are (i) incremental costs of obtaining a contract, (ii) expected to be recovered and (iii) have an expected amortization period that is greater than one year. As part of the Company’s cumulative effect adjustment, incremental costs associated with obtaining a contract were capitalized and have been classified as deferred commissions within the Company’s Consolidated Balance Sheet. These amounts primarily relate to sales commissions within the Brooks life sciences segments and are being amortized over a 60-month period, which represents the average period of contract performance. The Company did not capitalize any sales commissions during the three and nine months ended June 30, 2021 as the amount of sales commissions that qualified for capitalization during the reporting period was insignificant. Sales commissions incurred during the reporting period have been expensed as incurred. These costs are recorded within “Selling, general and administrative” expenses on the Company’s Consolidated Statement of Operations. The Company has concluded that none of its costs incurred in fulfillment of customer contracts meet the capitalization criteria. The Company will account for shipping and handling activities as fulfillment activities and recognize the associated expense when control of the product has transferred to the customer.

15. Segment Information

Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and to assess performance. The Company’s Chief Executive Officer is the Company’s chief operating decision maker.

The Company operates in three reportable segments: the Brooks Semiconductor Solutions Group segment, the Brooks Life Sciences Products segment and the Brooks Life Sciences Services segment. These reportable segments also represent the Company’s operating segments. The Company previously operated in two reportable segments: the Brooks Semiconductor Solutions Group segment and the Brooks Life Sciences segment. The Brooks Life Sciences segment consisted of the Sample Management operating segment and the GENEWIZ operating segment that aggregated into one reportable segment. During fiscal year 2020, the Company reorganized its operating segments to better align with its business activities in connection with its recent acquisitions and the Company’s strategic vision. Historical information has been adjusted to reflect the new reportable segments.

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

The following is the summary of the financial information for the Company’s reportable segments for the three and nine months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Brooks Semiconductor Solutions Group	$186,262	$127,052	$474,674	$370,786
Brooks Life Sciences Products	48,625	30,421	146,490	91,138
Brooks Life Sciences Services	80,462	62,877	230,275	189,153
Total revenue	$315,349	$220,350	$851,439	$651,077

Operating income:
Brooks Semiconductor Solutions Group	$44,797	$23,414	$99,637	$55,120
Brooks Life Sciences Products	9,138	2,482	28,295	4,988
Brooks Life Sciences Services	13,783	4,109	41,501	15,695
Reportable segment adjusted operating income	67,718	30,005	169,433	75,803
Amortization of completed technology	3,352	2,779	8,060	8,194
Amortization of other intangible assets	7,733	7,611	22,690	23,137
Restructuring charges	—	(29)	179	1,125
Tariff adjustment	—	—	5,414	—
Other unallocated corporate expenses (income)	6,400	545	21,423	(990)
Total operating income	50,233	19,099	111,667	44,337
Interest income	409	29	503	865
Interest expense	(477)	(810)	(1,485)	(2,265)
Other income (expenses), net	(1,625)	498	(147)	(1,318)
Income before income taxes	$48,540	$18,816	$110,538	$41,619

	Brooks
	Semiconductor	Brooks Life	Brooks Life
Assets:	Solutions Group	Sciences Products	Sciences Services	Total
June 30, 2021	$433,108	$259,592	$779,798	$1,472,498
September 30, 2020	296,289	214,196	737,967	1,248,452

The following is a reconciliation of the Company’s reportable segments’ segment assets to the corresponding amounts presented in the accompanying unaudited Consolidated Balance Sheets as of June 30, 2021 and September 30, 2020 (in thousands):

	June 30,	September 30,
	2021	2020
Segment assets	$1,472,498	$1,248,452
Cash and cash equivalents, restricted cash, and marketable securities	286,310	305,694
Deferred tax assets	4,447	4,979
Total assets	$1,763,255	$1,559,125

Revenue from external customers is attributed to geographic areas based on locations in which customer orders are placed. Net revenue by geographic area for the three and nine months ended June 30, 2021 and 2020 (in thousands) are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Geographic Location:
Asia / Pacific/ Other
China	$55,062	$30,228	$137,945	$76,435
Taiwan	29,844	15,266	73,350	91,993
Republic of Korea	28,994	22,369	77,982	46,296
Other	37,186	31,552	105,861	93,245
	151,086	99,415	395,138	307,969
North America
USA	108,344	79,032	290,883	243,883
Other	2,110	850	22,947	2,117
	110,454	79,882	313,830	246,000
Europe	53,809	41,053	142,471	97,108
Total	$315,349	$220,350	$851,439	$651,077

The geographic location of an OEM is not indicative of where the products will eventually be used. The geographic area for the orders is determined by the onward sale of an OEM system which incorporates the sub-systems and/or components.

16. Significant Customers

The Company had no individual customer that accounted for 10% or more of its consolidated revenue during the three and nine months ended June 30, 2021. The Company had no individual customer that accounted for 10% or more of its consolidated revenue during the three months ended June 30, 2020. The Company had one customer that accounted for 10% or more of its consolidated revenue, at 11%, during the nine months ended June 30, 2020. There was one customer that accounted for more than 10% of the Company’s accounts receivable balance, at 11%, as of June 30, 2021 and no customer that accounted for more than 10% of the Company’s accounts receivable balance as of September 30, 2020.

17. Commitments and Contingencies

GENEWIZ Tariff Matter

As part of the Company’s continued integration of GENEWIZ, which was acquired in November 2018, the Company initiated a review, with the assistance of a third party consultant, of the transaction value that the Company has used to calculate tariffs on inter-company imports of samples shipped from its GENEWIZ business. As a result of the third-party review and in light of a new interpretation surrounding the valuation method used to calculate the estimated transaction value, the Company revised its estimate of the tariffs owed and as a result recorded a liability of $6.1 million in the second quarter of 2021. Of the total liability, $2.8 million is for the period prior to the acquisition of GENEWIZ and an additional $3.3 million is for the period since the Company acquired GENEWIZ in November 2018. The Company intends to pay any tariffs determined to be owed. The Company does not expect to incur any significant penalties associated with such tariffs. As a result of the change in estimate, basic net income per share decreased $0.07 for the nine months ended June 30, 2021. Diluted net income per share also decreased $0.07 for the same period.

Letters of Credit

As of June 30, 2021, the Company had approximately $1.3 million of letters of credit outstanding related primarily to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from the Company’s customers in the event that the product is not delivered, or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if the Company fails to meet certain contractual requirements. None of these obligations were called during the nine months ended June 30, 2021, and the Company currently does not anticipate any of these obligations to be called in the near future.

Purchase Commitments

At June 30, 2021, the Company had non-cancellable commitments of $288.0 million, including primarily purchase orders for inventory of $254.6 million, information technology related commitments of $18.0 million, and China facility commitments of $15.2 million.

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

18. Subsequent Events

Dividend

On August 3, 2021, the Company’s Board of Directors declared a cash dividend of $0.10 per share payable on September 24, 2021 to common stockholders of record as of September 3, 2021. Dividends are declared at the discretion of the Company’s Board of Directors and depend on the Company’s actual cash flows from operations, its financial condition and capital requirements and any other factors the Company’s Board of Directors may consider relevant. Future dividend declarations, as well as the record and payment dates for such dividends, will be determined by the Company’s Board of Directors on a quarterly basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes principal factors affecting the results of our operations, financial condition and liquidity as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our MD&A is organized as follows:

●	Overview. This section provides a general description of our business and operating segments as well as a brief discussion and overall analysis of our business and financial performance, including key developments affecting the Company during the three and nine months ended June 30, 2021 and 2020.
●	Critical Accounting Policies and Estimates. This section discusses accounting policies and estimates that require us to exercise subjective or complex judgments in their application. We believe these accounting policies and estimates are important to understanding the assumptions and judgments incorporated in our reported financial results.
●	Results of Operations. This section provides an analysis of our financial results for the three and nine months ended June 30, 2021 as compared to the three and nine months ended June 30, 2020.
●	Liquidity and Capital Resources. This section provides an analysis of our liquidity and changes in cash flows as well as a discussion of available borrowings and contractual commitments.

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

Sale of Semiconductor Cryogenics Business

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

Separation

On May 10, 2021, we announced our intention to separate our business into two independent, publicly traded companies. We plan to spin -off our semiconductor business, which operates as our Semiconductor Solutions Group segment through a pro rata distribution of shares to our common stockholders. Completion of the proposed spin-off is subject to certain conditions, including final approval by our Board of Directors. We are targeting to complete the separation of the business before the end of calendar year 2021.

Impact of the COVID-19 Pandemic

During the COVID-19 pandemic, our facilities have remained operational with only required personnel on site, and the balance of employees working from home.  Both our semiconductor and life sciences segments fall within the classification of “Essential Critical Infrastructure Sector” as defined by the U.S. Department of Homeland Security and have continued operations during the COVID-19 pandemic. We have followed government guidance in each region and country and have implemented U.S. Centers for Disease Control and Prevention social distancing guidelines and other applicable best practices to protect the health and safety of our employees.  In the Life Sciences business, our operations are accepting customer orders for all of their offerings and are fast tracking customer requests which support research and development and testing related to the COVID-19 virus. The Semiconductor Solutions business continues to supply critical chip manufacturing equipment and support services globally. The COVID-19 pandemic has not had a substantial negative impact on our financial results and a portion of the impact has been mitigated by our realignment of resources to satisfy incremental orders related to virus research. As states safely reopen the economy, get people back to work, and ease social restrictions while minimizing the health impacts of COVID-19, future impacts on our financial results will depend on future variants of the virus and vaccine effectiveness against the variants, which are not fully determinable, as the full impact of the pandemic on the economy and markets which we serve is as yet unknown.  Our financial results will also depend on variables including reduced demand from our customers, the degree that the supply chain may be constrained which could impact our delivery of product and the potential impact to our operations if there is a significant outbreak among our employees, as well as the amount of incremental demand caused by research and treatments in the areas of COVID-19 or related threats.

Information Related to Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “likely” or similar statements or variations of such terms. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, margins, costs, earnings, profitability, product development, demand, acceptance and market share, competitiveness, market opportunities and performance, levels of research and development, the success of our marketing, sales and service efforts, outsourced activities, operating expenses, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customers’ success, tax expenses, our management’s plans and objectives for our current and future operations and business focus, the impact of the COVID-19 pandemic, the expected benefits and other statements relating to our divestitures and acquisitions, including the separation of our business into two independent, publicly traded companies, our adoption of newly issued accounting guidance, the levels of customer spending, general economic conditions, the sufficiency of financial resources to support future operations, and capital expenditures. Such statements are based on current expectations and involve risks, uncertainties and other factors which may cause the actual results, our performance or our achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the Risk Factors which are set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, or the 2020 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission, or SEC, on November 18, 2020, as updated and/or supplemented in subsequent filings with the SEC, including under Item 1A “Risk Factors” in Part II of this Quarterly Report on Form 10 Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release revisions to these forward-looking statements to reflect events or circumstances that occur after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence or effect of anticipated or unanticipated events. Precautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. Any additional precautionary statements made in our 2020 Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q.

Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to “we”, “us”, “our” and “the Company” refer to Brooks Automation, Inc. and its consolidated subsidiaries.

OVERVIEW

We are a leading global provider of semiconductor manufacturing automation solutions for the semiconductor industry, and life science sample-based services and solutions for the life sciences market. In the semiconductor manufacturing market, we provide precision robotics, integrated automation systems and contamination control solutions to semiconductor fabrication plants, or fabs, and original equipment manufacturers, or OEMs, worldwide. In the life sciences market, we offer a full suite of services and solutions for analyzing, managing, and storing biological and chemical compound samples to advance research and development for clinical, pharmaceutical, and other scientific endeavors. Our life sciences solutions include gene sequencing and synthesis, a broad suite of high-throughput automated cryogenic storage products, related consumables, sample inventory software, as well as fully outsourced solutions for sample storage, transport, and inventory management. Our leadership positions and our global support capability in each of these markets make us a valued business partner to the largest semiconductor and semiconductor capital equipment manufacturers and pharmaceutical and life sciences research institutions in the world. In total, we employ approximately 4,000 full-time employees worldwide and have sales in more than 80 countries. We are headquartered in Chelmsford, Massachusetts and have operations in North America, Asia, and Europe.

In the semiconductor capital equipment market, equipment productivity and availability are critical factors for our customers, who typically operate equipment under demanding temperature and/or vacuum environments. We are a leader in wafer automation and contamination controls solutions and services that are designed to improve throughput, yield, and cost of ownership of tools in semiconductor fabs. Our product offerings include vacuum and atmospheric robots, turnkey vacuum and atmospheric wafer handling systems, as well as wafer carrier cleaning and reticle storage systems. We also capture the complete life cycle of value through our global service network of expert application and field engineers who are located close to our customers. Our services include rapid refurbishment of robots to stringent specifications, upgrades to improve equipment productivity, and proactive monitoring and diagnostics for predictive risk management and improved up-time of the installed base. A majority of our research and development spending advances our current product lines and drives innovations for new product offerings. We invest in research and development initiatives within the Brooks Semiconductor Solutions Group segment to maintain continued leadership position in the markets we serve. Our investments in Vacuum Automation and Contamination Control include ramping our intelligent vacuum robot platform, MagnaTran LEAPTM, with new designs at customers releasing tools for semiconductor technology nodes at 10 nanometers and below. In addition, our new PuroMaxx LEAPTM carrier clean product line brings new innovation to handle new contamination control challenges at 3nm and below. As the market for extreme ultraviolet, or EUV, lithography expands, we will continue our investment in EUV pod cleaning and reticle storage. Our initiatives with our Guardian LEAPTM product line for EUV reticle storage will employ new innovation to solve many contamination challenges with EUV reticles. In the third quarter of fiscal year 2021, we acquired collaborative robots and automation subsystems developer Precise Automation, Inc., or Precise, a leading developer of collaborative robots and automation subsystems headquartered in Fremont, California. The acquisition is expected to expand our existing offerings within the Brooks Semiconductor Solutions Group segment.

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

We have also strengthened and broadened our product portfolio and market reach by investing in internal product development. For the fiscal years ended 2020, 2019 and 2018, more than 29% of our cumulative research and development spending was focused on innovating and advancing solutions in the life sciences market. We expect to continue investing in research and development and making strategic acquisitions with the objective of expanding our offerings in the life sciences market. Within our Life Sciences Products segment, we have developed and continue to develop automated biological sample storage solutions for operating in ultra-low temperature environments. Our customers are using our automated storage solutions from room temperature to -196°C.  Our BioStore™ II’s unique design allows dual temperature storage down to -80°C with the industry’s highest throughput of sample retrieval. We recently launched the BioStore™ IIIv that compliments the BioStore™ III Cryo product line and offers improved data management and sample security for vaccines and biologics stored at -80°C.  Within our Life Sciences Services segment, our GENEWIZ business advances research and development activities in gene sequencing, synthesis and related services to meet market demands. Recently, enabled by newly developed proprietary technologies, GENEWIZ launched a portfolio of new services, targeting analysis of adeno-associated virus, a common vector used in cell and gene therapy. We will continue to focus on developing processes and technologies that can streamline sample to data workflow.

Business and Financial Performance

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Results of Operations - Revenue for the three months ended June 30, 2021 increased 43% to $315.3 million, as compared to the corresponding period of the prior fiscal year. Gross margin was 45.8% for the three months ended June 30, 2021, as compared to 42.1% for the corresponding period of the prior fiscal year, an increase in gross profit of $51.6 million. Operating expenses were $94.2 million during the three months ended June 30, 2021, as compared to $73.7 million during the corresponding period of the prior fiscal year, an increase of $20.5 million. Operating income was $50.2 million during the third quarter of fiscal year 2021, as compared to $19.1 million for the corresponding period of the prior fiscal year. Income from continuing operations was $39.2 million for the third quarter of fiscal year 2021, as compared to $13.7 million for the corresponding period of the prior fiscal year.

Nine Months Ended June 30, 2021 Compared to Nine Months Ended June 30, 2020

Results of Operations - Revenue for the nine months ended June 30, 2021 increased 31% to $851.4 million, as compared to the corresponding period of the prior fiscal year. Gross margin was 45.2% for the nine months ended June 30, 2021, as compared to 41.2% for the corresponding period of the prior fiscal year, an increase in gross profit of $116.7 million. Operating expenses were $273.1 million during the nine months ended June 30, 2021, as compared to $223.7 million during the corresponding period of the prior fiscal year, an increase of $49.4 million. Operating income was $111.7 million during the nine months ended June 30, 2021, as compared to $44.3 million for the corresponding period of the prior fiscal year. Income from continuing operations was $90.1 million for the nine months ended June 30, 2021, as compared to $36.1 million for the corresponding period of the prior fiscal year.

June 30, 2021 Compared to September 30, 2020

Cash Flows and Liquidity - Cash, cash equivalents, restricted cash and marketable securities were $286.3 million at June 30, 2021, as compared to $305.7 million at September 30, 2020. The decrease of $19.4 million from September 30, 2020 was comprised of cash inflows of $122.7 million from operating activities; offset by outflows from investing and financing activities which include $92.4 million for acquisitions, $34.6 million for capital expenditures, and $22.3 million for dividends. Cash inflows from operating activities was comprised of $148.9 million of earnings, including $88.9 million of net income and $60.0 million of adjustments to net income for non-cash items, partially offset by $26.2 million of cash used for the changes in operating assets and liabilities.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended June 30, 2021 Compared to Three and Nine Months Ended June 30, 2020

Revenue

We reported revenue of $315.3 million for the three months ended June 30, 2021, as compared to $220.4 million for the corresponding period of the prior fiscal year, an increase of $95.0 million, or 43%. We reported revenue of $851.4 million for the nine months ended June 30, 2021, as compared to $651.1 million for the corresponding period of the prior fiscal year, an increase of $200.4 million, or 31%. The COVID-19 pandemic has had varying impacts on our business for the three and nine months ended June 30, 2021. Further discussion of these impacts by each segment are discussed in the paragraphs below.

Our Brooks Semiconductor Solutions Group segment reported revenue of $186.3 million for the three months ended June 30, 2021, compared to $127.1 million for the corresponding period of the prior fiscal year, an increase of $59.2 million, or 47%. During the three months ended June 30, 2021, Automation revenue increased $43.2 million, driven by vacuum robots and systems, and services revenue increased $2.3 million. The acquisition of Precise in April 2021 added $3.3 million of revenue. Contamination control solutions revenue increased $16.0 million primarily driven by our carrier clean solutions and reticle stocker solutions product lines. For the nine months ended June 30, 2021, our Brooks Semiconductor Solutions Group segment reported revenue of $474.7 million, compared to $370.8 million for the corresponding period of the prior fiscal year, an increase of $103.9 million, or 28%. During the nine months ended June 30, 2021, Automation revenue increased $111.2 million, driven by vacuum robots and systems, and services revenue increased $5.3 million. The acquisition of Precise added an additional $3.3 million of revenue. These increases were partially offset by a decline in contamination control solutions revenue of $7.3 million. The semiconductor markets are cyclical and may fluctuate significantly from quarter to quarter. Demand for our Brooks Semiconductor Solutions Group segments’ products and services is affected by these cycles and a prolonged effect of the COVID-19 pandemic could negatively impact demand for our products and services in this segment. To date, we have experienced some disruption in our supply chain and operations as a result of the COVID-19 pandemic, which has impacted the timing of some shipments to customers. We do not believe, however, that COVID-19 pandemic has resulted in a negative impact to our bookings or demand for our products in this segment.

Our Brooks Life Sciences Products segment reported revenue of $48.6 million for the three months ended June 30, 2021, as compared to $30.4 million for the corresponding period of the prior fiscal year, an increase of $18.2 million, or 60%. For the nine months ended June 30, 2021, our Brooks Life Sciences Products segment reported revenue of $146.5 million, as compared to $91.1 million for the corresponding period of the prior fiscal year, an increase of $55.4 million, or 61%. The increase in revenue for both the three and nine months ended June 30, 2021 as compared to the same periods in the prior year was primarily driven by demand for consumables and instruments. Revenue related to our automation cold sample management systems and infrastructure services also contributed to the increase in revenues in these periods.

Our Brooks Life Sciences Services segment reported revenue of $80.5 million for the three months ended June 30, 2021, as compared to $62.9 million for the corresponding period of the prior fiscal year, an increase of $17.6 million, or 28%. Revenue from GENEWIZ increased $21.1 million, or 56%, as compared to the prior period. All service lines increased with the most significant impact coming from next generation sequencing, Sanger sequencing and gene synthesis services. We reported a decrease in revenue from Sample Repository Services of $3.5 million due to a decline in outsourced genomic services which were provided through an alliance with Infinity BiologiX LLC, formerly RUCDR, that was terminated in the fourth quarter of fiscal year 2020. Offsetting this decrease were increases in revenue across several product lines, including storage services and sample administration. The acquisition of Trans-Hit Biomarkers Inc., or THB, in December 2020 added $0.9 million of revenue for the three months ended June 30, 2021. For the nine months ended June 30, 2021, our Brooks Life Sciences Services segment reported revenue of $230.3 million, as compared to $189.1 million for the corresponding period of the prior fiscal year, an increase of $41.1 million, or 22%. Revenue from GENEWIZ increased $45.4 million, or 38%, as compared to the prior period. All service lines increased with the most significant impact coming from next generation sequencing and gene synthesis services. We reported a decrease in revenue from Sample Repository Services of $4.3 million due to the decline in outsourced genomic services as described previously. Offsetting this decline were increases across several product lines, including storage services and informatics, which was driven by the acquisition of RURO. In total, the acquisitions of RURO and THB added $4.4 million of revenue for the nine months ended June 30, 2021 as compared to the prior year period.

We estimate the impact of the COVID-19 pandemic on our two life sciences segments’ revenue for the three and nine months ended June 30, 2021, an increase to revenue of approximately $12 million and $39 million, respectively.

Revenue generated outside the United States was $206.6 million, or 66% of total revenue, for the three months ended June 30, 2021, as compared to $141.3 million, or 64% of total revenue, for the corresponding period of the prior fiscal year. Revenue generated outside the United States was $541.6 million, or 64% of total revenue, for the nine months ended June 30, 2021, as compared to $342.4 million, or 59% of total revenue, for the corresponding period of the prior fiscal year. We had no individual customer that accounted for more than 10% of our consolidated revenue for the three and nine months ended June 30, 2021. We had no individual customer that accounted for more than 10% of our consolidated revenue for the three months ended June 30, 2020.We had one customer that accounted for more than 10% of our consolidated revenue for the nine months ended June 30, 2020.

Operating Income

We reported operating income of $50.2 million for the three months ended June 30, 2021, as compared to $19.1 million for the three months ended June 30, 2020. The increase of 163% was driven by higher gross profit of $51.6 million, partially offset by an increase in operating expenses of $20.5 million. Within operating expenses, selling, general, and administrative expenses increased $16.2 million, and research and development expenses increased $4.3 million. Restructuring expenses were essentially flat compared to the prior year period.

During the nine months ended June 30, 2021, we reported operating income of $111.7 million, compared to $44.3 million for the corresponding period of the prior fiscal year. The increase of 152% was driven by higher gross profit of $116.7 million, partially offset by an increase in operating expenses of $49.4 million. Within operating expenses, selling, general, and administrative expenses increased $42.8 million, and research and development expenses increased $7.6 million. Restructuring expenses decreased $1.0 million. Operating income for the nine months ended June 30, 2021 included $5.5 million of cost accrued for tariff liabilities on intercompany import activity in fiscal years 2016 through 2020.  The costs resulted from an internal review of the transaction value used to calculate tariffs on intercompany imports of samples shipped from our GENEWIZ business.  The drivers of the changes in gross profit, research and development, and selling, general and administrative expenses for the periods presented are discussed in further detail below.

Operating income for our Brooks Semiconductor Solutions Group segment was $43.5 million for the three months ended June 30, 2021, as compared to $22.7 million for the corresponding period of the prior fiscal year. Operating income for the three months ended June 30, 2021 included $1.2 million of charges for amortization related to completed technology, as compared to $0.7 million of these charges incurred during the corresponding period of the prior fiscal year. Operating income for the three months ended June 30, 2021 also includes a $0.1 million charge related to the purchase accounting impact on inventory. Adjusted operating income for our Brooks Semiconductor Solutions Group segment, which excludes the charges mentioned above, was $44.8 million for the three months ended June 30, 2021, as compared to $23.4 million for the corresponding period of the prior fiscal year. Operating income for our Brooks Semiconductor Solutions Group segment was $97.6 million for the nine months ended June 30, 2021 as compared to $52.9 million for the corresponding period of prior fiscal year. Operating income for the nine months ended June 30, 2021 included $1.9 million of charges for amortization related to completed technology, as compared to $2.2 million of these charges incurred during the corresponding period of the prior fiscal year. Operating income for the three months ended June 30, 2021 also includes a $0.1 million charge related to the purchase accounting impact on inventory. Adjusted operating income for our Brooks Semiconductor Solutions Group segment, which excludes the charges mentioned above, was $99.6 million for the nine months ended June 30, 2021, compared to $55.1 million for the corresponding period of the prior fiscal year. Please refer to Note 15, “Segment Information” in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

Operating income for our Brooks Life Sciences Products segment was $8.7 million for the three months ended June 30, 2021, as compared to $2.2 million for the corresponding period of the prior fiscal year. Operating income for our Brooks Life Sciences Products segment includes charges for amortization related to completed technology of $0.4 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively. Adjusted operating income for our Brooks Life Sciences Products segment, which excludes the charges mentioned above, was $9.1 million for the three months ended June 30, 2021, as compared to $2.5 million for the corresponding period of the prior fiscal year. During the nine months ended June 30, 2021, operating income for our Brooks Life Sciences Products segment was $27.3 million, as compared to $4.1 million for the corresponding period of the prior fiscal year. Operating income for our Brooks Life Sciences Products segment includes charges for amortization related to completed technology of $1.0 million and $0.9 million, respectively, for the nine months ended June 30, 2021 and 2020. Adjusted operating income for our Brooks Life Sciences Products segment, which excludes the charges mentioned above, was $28.3 million for the nine months ended June 30, 2021, as compared to $5 million for the corresponding period of the prior fiscal year. Please refer to Note 15, “Segment Information” in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

Operating income for our Brooks Life Sciences Services segment was $12.2 million for the three months ended June 30, 2021, as compared to $2.0 million for the corresponding period of the prior fiscal year. Operating income for our Brooks Life Sciences Services segment includes charges for amortization related to completed technology of $1.7 million and $1.8 million for the three months ended June 30, 2021 and 2020, respectively. Adjusted operating income for our Brooks Life Sciences Service segment, which excludes the amortization expense was $13.8 million for the three months ended June 30, 2021, as compared to $4.1 million for the corresponding period of the prior fiscal year. During the nine months ended June 30, 2021, operating income for our Brooks Life Sciences Services segment was $30.9 million, as compared to $10.2 million for the corresponding period of the prior fiscal year. Operating income for our Brooks Life Sciences Services segment includes charges for amortization related to completed technology of $5.2 million for both the nine months ended June 30, 2021 and 2020. The nine months ended June 30, 2021 also includes $5.5 million of cost accrued for tariff liabilities in the nine months ended June 30, 2021 discussed above. Adjusted operating income for our Brooks Life Sciences Service segment, which excludes the charges mentioned above, was $41.5 million for the nine months ended June 30, 2021, as compared to $15.6 million for the corresponding period of the prior fiscal year. Please refer to Note 15, “Segment Information” in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

We estimate that the impact of the COVID-19 pandemic on our two life sciences segments’ operating income was a net increase of approximately $7 million and $22 million during the three and nine months ended June 30, 2021, respectively. The increase was primarily driven by the revenue impacts to the life sciences segments noted above and lower expenses related to travel and trade shows.

Gross Margin

We reported gross margins of 45.8% for the three months ended June 30, 2021, as compared to 42.1% for the corresponding period of the prior fiscal year. Gross margin for the third quarter of fiscal year 2021 as compared to the corresponding period of the prior fiscal year increased in all segments. The Brooks Life Sciences Services segment gross margins increased by 8.1 percentage points, the Brooks Life Sciences Products segment gross margins increased by 3.0 percentage points and the Brooks Semiconductor Solutions Group segment gross margins increased by 1.9 percentage points as compared to the corresponding period of the prior fiscal year. Cost of revenue for the three months ended June 30, 2021, included $3.4 million of charges related to amortization of completed technology, as compared to $2.8 million during the corresponding period of the prior fiscal year. The three months ended June 30, 2021 also included a charge of $0.1 million related to the purchase accounting impact on inventory. There were no such charges in the same period in the prior year. Excluding amortization and the purchase accounting impact on inventory, gross margin expanded 3.4 percentage points during the three months ended June 30, 2021, as compared to the corresponding period of the prior fiscal year. During the nine months ended June 30, 2021, we reported gross margins of 45.2%, as compared to 41.2% for the corresponding period of the prior fiscal year. Gross margins increased in all segments. The Brooks Life Sciences Services segment gross margins increased by 5.3 percentage points, the Brooks Semiconductor Solutions Group segment gross margins increased by 3.6 percentage points and the Brooks Life Sciences Products segment gross margins increased by 3.1 percentage points, as compared to the corresponding period of the prior fiscal year. Cost of revenue for the nine months ended June 30, 2021 included $8.1 million of charges related to amortization of completed technology, as compared to $8.2 million during the corresponding period of the prior fiscal year, and charges of $6.1 million accrued for the tariff liabilities discussed in the “Operating Income” section above. The nine months ended June 30, 2021 also included a $0.1 million charge related to the purchase accounting impact on inventory. There were no such charges for the nine months ended June 31, 2020. Excluding amortization, the purchase accounting impact on inventory, and the $5.5 million of tariff charges related to prior fiscal years, margins expanded 4.3 percentage points during the nine months ended June 30, 2021, as compared to the corresponding period of the prior fiscal year.

Our Brooks Semiconductor Solutions Group segment reported gross margins of 44.0% for the three months ended June 30, 2021, as compared to 42.1% for the corresponding period of the prior fiscal year. The increase of 1.9 percentage points was driven by volume leverage from our automation products and favorable product mix. Cost of revenue for the three months ended June 30, 2021 included $1.2 million of charges for amortization related to completed technology, as compared to $0.7 million of these charges incurred during the corresponding period of the prior fiscal year. In addition, the three months ended June 30, 2021 included a charge of $0.1 million related to the purchase accounting impact on inventory. There were no such charges in the corresponding period of the prior fiscal year. Excluding the impact of the amortization of completed technology and the purchase accounting impact on inventory, gross margins increased 2.0 percentage points during the three months ended June 30, 2021, as compared to the corresponding period of the prior fiscal year. During the nine months ended June 30, 2021, our Brooks Semiconductor Solutions Group segment reported gross margins of 43.6%, as compared to 40.0% for the corresponding period of the prior fiscal year. The increase of 3.6 percentage points was driven by volume leverage from our automation products and favorable product mix. Cost of revenue for the nine months ended June 30, 2021 included $1.9 million of charges for amortization related to completed technology, as compared to $2.2 million of these charges incurred during the corresponding period of the prior fiscal year. The nine months ended June 31, 2021 also included a $0.1 million charge related to the purchase accounting impact on inventory. Excluding the impact of the amortization of completed technology and the purchase accounting impact on inventory, gross margins increased 3.4 percentage points during the nine months ended June 30, 2021, as compared to the corresponding period of the prior fiscal year.

Our Brooks Life Sciences Products segment reported gross margins of 46.6% for the three months ended June 30, 2021, as compared to 43.6% for the corresponding period of the prior fiscal year. The increase of 3.0 percentage points was primarily driven by volume leverage related to increased sales in our consumables and instruments product lines. Cost of revenue included $0.4 million of charges for amortization related to completed technology for the three months ended June 30, 2021, as compared to $0.3 million for the corresponding period of the prior fiscal year. Excluding the impact of the amortization of completed technology, margins expanded 3.0 percentage points during the three months ended June 30, 2021, as compared to the corresponding period of the prior fiscal year. During the nine months ended June 30, 2021, our Brooks Life Sciences Products segment reported gross margins of 45.9%, as compared to 42.8% for the corresponding period of the prior fiscal year. The increase of 3.1 percentage points was primarily driven by volume leverage related to increased sales in our consumables and instruments product lines. Cost of revenue for the nine months ended June 30, 2021 and 2020 included $1.0 million of charges for amortization related to completed technology, as compared to $0.9 million in the same period of the prior fiscal year. Excluding the impact of the amortization of completed technology, margins expanded 2.8 percentage points during the nine months ended June 30, 2021, as compared to the corresponding period of the prior fiscal year.

Our Brooks Life Sciences Services segment reported gross margins of 49.4% for the three months ended June 30, 2021, as compared to 41.4% for the corresponding period of the prior fiscal year. The increase of 8.1 percentage points was driven by volume leverage, as well as the favorable benefit of 4.4 points from the reduction of outsourced genomic services under the alliance contract referenced above. Cost of revenue for the three months ended June 30, 2021 and 2020 included $1.7 million of charges for amortization related to completed technology, as compared to $1.8 million in the corresponding period of the prior fiscal year. Excluding the impact of the amortization of completed technology, margins expanded 6.8 percentage points during the three months ended June 30, 2021, as compared to the corresponding period of the prior fiscal year. During the nine months ended June 30, 2021, our Brooks Life Sciences Services segment reported gross margins of 47.9%, as compared to 42.6% for the corresponding period of the prior fiscal year. The improvement of 5.3 points was driven by volume leverage and revenue mix, partially offset by the impact of the $5.5 million of cost accrued for the tariff liabilities as discussed above. The revenue mix benefit included 3.6 points from the reduction of outsourced genomic services under the alliance contract referenced above. Cost of revenue for the nine months ended June 30, 2021 and 2020 both included $5.2 million of charges for amortization related to completed technology and $5.5 million related to the tariff charges discussed above. Excluding the impact of the amortization of completed technology, and the $5.5 million of tariff charges related to prior periods, margins expanded 7.1 percentage points during the nine months ended June 30, 2021, as compared to the corresponding period of the prior fiscal year.

Research and Development Expenses

Research and development expenses were $18.3 million and $51.3 million, respectively, during the three and nine months ended June 30, 2021, as compared to $14.0 million and $43.7 million, respectively, during the corresponding periods of the prior fiscal year. The increase of $4.3 million and $7.6 million, respectively, during the three and nine months ended June 30, 2021 as compared to the corresponding periods of fiscal year 2020, was driven by all three operating segments. Incremental research and development expenses related to acquisitions were $0.4 million and $0.7 million, respectively, for the three and nine months ended June 30, 2021. The drivers of the increase to research and development expenses by segment are discussed in more detail below.

Research and development expenses in our Brooks Semiconductor Solutions Group segment were $12.8 million and $35.5 million, respectively, during the three and nine months ended June 30, 2021, as compared to $9.6 million and $30.6 million, respectively, during the corresponding periods of the prior fiscal year. The increase of $3.2 million and $4.9 million, respectively, during the three and nine months ended June 30, 2021 as compared to the corresponding periods of fiscal year 2020 was driven by higher payroll related costs and project spend to support new product development initiatives in our product sets, as well as the expense structure added from the Precise acquisition.

Research and development expenses in our Brooks Life Sciences Products segment were $2.7 million and $7.4 million, respectively, during the three and nine months ended June 30, 2021, as compared to $2.0 million and $6.5 million, respectively, during the corresponding periods of the prior fiscal year. The increase of $0.8 million and $1.0 million, respectively, during the three and nine months ended June 30, 2021 as compared to the corresponding period of fiscal year 2020 was driven by higher program and outside services costs.

Research and development expenses in our Brooks Life Sciences Services segment were $2.8 million and $8.4 million, respectively, during the three and nine months ended June 30, 2021, as compared to $2.4 million and $6.7 million, respectively, during the corresponding periods of the prior fiscal year. The increase of $0.4 million and $1.7 million, respectively, during the three and nine months ended June 30, 2021 as compared to the corresponding period of fiscal year 2020 was primarily driven by higher payroll related costs and project costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $75.9 million for the three months ended June 30, 2021, as compared to $59.7 million for the corresponding period of the prior fiscal year. The increase of $16.2 million was driven by $10.2 million from segment selling, general and administrative expenses, $5.9 million from corporate expenses not allocated to our segments and $1.0 million of incremental costs related to acquisitions. The segment selling, general and administrative expenses are discussed in further detail below. The increase in unallocated corporate expenses was primarily driven by mergers and acquisition related expenses, which were $6.3 million for the three months ended June 30, 2021, compared to nominal charges for the three months ended June 30, 2020. Merger and acquisition expenses for the three months ended June 30, 2021 included $5.8 million of costs related to the separation of the Company. Unallocated corporate expenses also include amortization primarily related to customer relationship intangible assets, which were $7.7 million and $7.6 million for the three months ended June 30, 2021 and 2020, respectively.

In connection with the announcement of the separation of our business into two publicly-traded companies, we announced that the Automation company will retain the Brooks Automation, Inc. name and the Life Sciences company will be rebranded at the time of the separation.  In connection with the rebranding, management is assessing the utility, remaining useful life and fair values of the Life Sciences trademark and tradename assets.  The total net book value of these intangible assets is $14.3 million as of June 30, 2021.  The conclusion of management’s assessment of the impact of the rebranding could result in an impairment charge of the asset values or an acceleration of amortization expense in future periods.

Selling, general and administrative expenses were $221.6 million for the nine months ended June 30, 2021, as compared to $178.9 million for the corresponding period of the prior fiscal year. The increase of $42.8 million was driven by $21.6 million from the segment selling, general and administrative expenses, $21.2 million from corporate expenses not allocated to our segments and $2.7 million of incremental costs related to acquisitions. The segment selling, general and administrative expenses are discussed in further detail below. The increase in unallocated corporate expenses was primarily driven by mergers and acquisition related expenses, which were $21.1 million for the nine months ended June 30, 2021, compared to $0.5 million for the nine months ended June 30, 2020. Merger and acquisition expenses for the nine months ended June 30, 2021 included $19.6 million of costs related to the separation of the Company. Unallocated corporate expenses also include amortization primarily related to customer relationship intangible assets, which were $22.7 million and $23.1 million for the nine months ended June 30, 2021 and 2020, respectively.

Selling, general and administrative expenses at the segment level, which are discussed below, include corporate allocations from shared corporate function which include finance, information technology, human resources, legal, executive, governance, logistics and compliance, and variable compensation. During the three and nine months ended June 30, 2021, corporate allocated expenses increased $3.8 million and $7.4 million respectively, compared to the corresponding prior periods, primarily due to higher variable compensation accruals and IT infrastructure costs.

Selling, general and administrative expenses in our Brooks Semiconductor Solutions Group segment were $25.7 million and $74.1 million, respectively, for the three and nine months ended June 30, 2021, as compared to $21.2 million and $65.0 million, respectively, for the corresponding periods of the prior fiscal year. The increase of $4.5 million and $9.1 million, respectively, for the three and nine months ended June 30, 2021 is primarily related to higher variable compensation expense and corporate allocated costs, which were driven by the factors discussed above, as well as the Precise acquisition which added $0.5 million of costs for the three and nine months ended June 30, 2021. These increases were partially offset by lower travel and trade show expenses.

Selling, general and administrative expenses in our Brooks Life Sciences Products segment were $11.2 million and $32.5 million, respectively, for the three and nine months ended June 30, 2021, compared to $9.0 million and $28.4 million, respectively, for the corresponding periods of the prior fiscal year.  The increase of $2.2 million and $4.1 million, respectively, for the three and nine months ended June 30, 2021 over the corresponding periods of the prior fiscal year was primarily driven by higher sales commission expenses, variable compensation expense and corporate allocated costs, which were driven by the factors discussed above. These items were partially offset by lower expenses related to travel.

Selling, general and administrative expenses in our Brooks Life Sciences Services segment were $24.9 million and $71.1 million, respectively, for the three and nine months ended June 30, 2021, compared to $21.6 million and $63.6 million, respectively, for the corresponding periods of the prior fiscal year.  The increase of $3.3 million and $7.5 million, respectively, for the three and nine months ended June 30, 2021 over the corresponding periods of the prior fiscal year was primarily driven by variable compensation expense and infrastructure costs related to acquisitions, partially offset by lower travel expenses and lower bad debt expense.

Non-Operating Income (Expenses)

Interest income - During the three and nine months ended June 30, 2021, we recorded interest income of $0.4 million and $0.5 million, respectively, as compared to less than $0.1 million and $0.9 million, respectively, during the corresponding periods of the prior fiscal year.

Interest expense - During the three and nine months ended June 30, 2021, we recorded interest expense of $0.5 million and $1.5 million, respectively, as compared to $0.8 million and $2.2 million, respectively, during corresponding periods of the prior fiscal year.

Other income (expenses), net - During the three and nine months ended June 30, 2021, we recorded other expense net of $1.6 million and $0.1 million, respectively, compared to other income, net of $0.5 million for the three months ended June 30, 2020 and other expense, net of $1.3 million for the nine months ended June 30, 2020. The primary driver of the increase in other expenses, net in the three months ended June 30, 2021 as compared to the same period in the prior year was due to an increase in foreign currency exchange losses of $1.5 million. The primary driver of the decrease in other expenses, net for the nine months ended June 30, 2021 as compared to the same period in the prior year was due to a decrease of foreign exchange losses of $1.6 million.

Income Tax Provision

We recorded an income tax provision of $9.4 million and $20.4 million, respectively, during the three and nine months ended June 30, 2021. The tax provision for the three months ended June 30, 2021 was primarily driven by the provision on earnings from operations during the period. The provision was partially offset by a $1.5 million benefit from the reversal of uncertain tax positions during the quarter. The provision for the nine months ended June 30, 2021 was primarily driven by the provision on earnings from operations during the period and was partially offset by a $2.7 million discrete stock compensation windfall benefit for tax deductions that exceeded the associated book compensation expense.

We recorded an income tax provision of $5.1 million and $5.6 million, respectively, during the three and nine months ended June 30, 2020. The tax provision for the three months ended June 30, 2020 was primarily driven by the provision on earnings from operations during the period. The tax provision for the nine months ended June 30, 2020 was primarily driven by the provision on earnings from operations during the period. The tax provision was offset by a $6.1 million discrete stock compensation windfall benefit for tax deductions that exceeded the associated compensation expense in the period. During the nine months ended June 30, 2020, we also recorded a discrete benefit of $0.5 million from a reduction of deferred tax liabilities related to the extension of a tax rate incentive in China.

Discontinued Operations

On July 1, 2019, we completed the sale of the semiconductor cryogenics business which we include as a discontinued operation in our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10 Q. During the first quarter of fiscal year 2021, the final net working capital was determined which resulted in our payment of an additional $1.8 million to Edwards in the nine months ended June 30, 2021. We generated a net loss from discontinued operations, net of tax of $1.2 million for the nine months ended June 30, 2021 related to our semiconductor cryogenics business. We recorded a nominal loss related to our semiconductor cryogenics business for the three months ended June 30, 2021. We did not record income or loss related to our semiconductor cryogenics business for the three months ended June 30, 2020. We generated a net loss from discontinued operations of $0.2 million for the nine months ended June 30, 2020 related to our semiconductor cryogenics business. The net loss from discontinued operations only includes direct operating expenses incurred that (1) are clearly identifiable as costs being disposed of upon completion of the sale and (2) will not be continued by us on an ongoing basis. Indirect expenses which supported the semiconductor cryogenics business, and which will remain as part of our continuing operations, are not reflected in net loss from discontinued operations.

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

Overview of Cash Flows and Liquidity

Our cash and cash equivalents, restricted cash and marketable securities as of June 30, 2021 and September 30, 2020 consist of the following (in thousands):

	June 30, 2021	September 30, 2020
Cash and cash equivalents	$269,862	$295,649
Restricted cash	12,710	6,877
Short-term marketable securities	101	67
Long-term marketable securities	3,637	3,101
	$286,310	$305,694

Our cash is held in numerous locations throughout the world. As of June 30, 2021, we had cash and cash equivalents of $269.9 million, of which $206.1 million was held outside of the United States. If these funds are needed for our U.S. operations, we would need to repatriate these funds. Although under current tax laws any repatriation of these fund to the United States would likely not result in further U.S. federal income tax, it is uncertain whether this will be the case in the future based on changes to the tax laws that may be enacted. Our intent is to reinvest these funds outside of the United States and our current operating plans do not demonstrate a need to repatriate these funds for our U.S. operations. As of June 30, 2021 and September 30, 2020, we had marketable securities of $3.7 million and $3.2 million, respectively. Our marketable securities are generally readily convertible to cash without an adverse impact.

Nine Months Ended June 30, 2021 Compared to Nine Months Ended June 30, 2020

Overview

Cash, cash equivalents, restricted cash and marketable securities were $286.3 million at June 30, 2021, as compared to $305.7 million at September 30, 2020. The decrease of $19.4 million from September 30, 2020 was comprised of cash inflows of $122.7 million from operating activities; offset by outflows from investing and financing activities which include $92.4 million for acquisitions, $34.6 million for capital expenditures, and $22.3 million for dividends. Cash inflows from operating activities was comprised of $148.9 million of earnings, including $88.9 million of net income and $60.0 million of adjustments to net income for non-cash items, partially offset by $26.2 million of cash used for the changes in operating assets and liabilities.

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as earnings, working capital needs and the timing of payments for income taxes, restructuring activities and other operating charges impact reported cash flows.

Cash provided by operating activities was $122.7 million during the nine months ended June 30, 2021 and was comprised primarily of $148.9 million of earnings, including $88.9 million of net income and $60.0 million of adjustments to net income for non-cash items. Partially offsetting these items was the net use of cash of $26.2 million for the increase in net operating assets and liabilities. The net increase in operating assets and liabilities consisted primarily of increases in accounts receivable and inventory, partially offset by increases to accrued expenses and other liabilities and accounts payable. Cash used in operating activities was $13.9 million during the nine months ended June 30, 2020, comprised primarily of $91.5 million of cash taxes paid for the gain on the sale of the semiconductor cryogenics business and a use of cash of $12.1 million related to increases in net operating assets and liabilities partially offset by $89.6 million of earnings, comprised of $35.9 million of net income, and $53.7 million of adjustments to net income for non-cash items. The net increase in operating assets and liabilities consisted primarily of an increase in inventory partially offset by increases in accrued expenses and other liabilities, accrued compensation and accounts payable.

Investing Activities

Cash flows used in investing activities consist primarily of cash used for acquisitions, capital expenditures and purchases of marketable securities as well as cash proceeds generated from sales and maturities of marketable securities. Cash used in investing activities was $128.8 million during the nine months ended June 30, 2021 and included cash outflows for acquisitions of $92.4 million and capital expenditures of $34.6 million. Cash used in investing activities was $12.6 million during the nine months ended June 30, 2020. Cash used in investing activities during the nine months ended June 30, 2020 included cash outflows for capital expenditures of $29.7 million, $15.7 million for the acquisition of RURO, and $10.8 million for the purchases of marketable securities. These outflows were partially offset by cash inflows from the maturities and sales of marketable securities of $44.7 million.

Financing Activities

Cash outflows for financing activities were $21.4 million during the nine months ended June 30, 2021 which primarily consisted of cash outflows for cash dividend payments of $22.3 million. Cash used in financing activities was $21.6 million during the nine months ended June 30, 2020 which primarily consisted of cash outflows for cash dividend payments of $22.1 million.

China Facility

In April 2019, we committed to construct a facility in Suzhou China, to consolidate the Suzhou operations of the GENEWIZ business and provide infrastructure to support future growth.  The facility is being constructed in two phases.  We have incurred $23.2 million of capital expenditures to date related to the construction of the facility, which includes $6.2 million and $13.8 million, respectively, for the three and nine months ended June 30, 2021.

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

The credit agreement, as amended, contains certain customary representations and warranties, covenants and events of default. As of June 30, 2021, we were in compliance with all covenants and conditions under the credit agreement, as amended.

At June 30, 2021, the outstanding principal balance of the term loan was $49.7 million, excluding unamortized deferred financing costs of $0.3 million.

Borrowings under the term loan are subject to a variable interest rate. As a result, we may experience exposure to interest rate risk due to the potential volatility associated with the variable interest rate on the term loan. If rates increase, we may be subject to higher costs of servicing the loan which could reduce our profitability and cash flows.

In connection with our acquisition of GENEWIZ Group in November 2018, we assumed three five-year term loans, which matured and were repaid in full on June 30, 2021.

During the nine months ended June 30, 2021, the weighted average stated interest rate on the term loans was 2.8%. During the nine months ended June 30, 2021, we incurred aggregate interest expense of $1.3 million on the term loans, including $0.2 million of deferred financing costs amortization. Our debt service requirements are expected to be funded through our existing sources of liquidity and operating cash flows.

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

As of June 30, 2021, we had approximately $49.8 million available for borrowing under the line of credit. There were no amounts outstanding pursuant to the line of credit as of June 30, 2021. The amount of funds available for borrowing under the credit agreement may fluctuate each period based on our borrowing base availability. The credit agreement contains certain customary representations and warranties, a financial covenant, affirmative and negative covenants, as well as events of default. We were in compliance with the credit agreement as of June 30, 2021. Although we believe we will be able to generate sufficient cash in the United States and foreign jurisdictions to fund future operating costs, we secured the revolving line of credit as an additional assurance for maintaining liquidity in the United States during potentially severe downturns of the cyclical semiconductor market, and for strategic investments or acquisitions.

Dividends

On August 3, 2021, our Board of Directors declared a cash dividend of $0.10 per share payable on September 24, 2021 to common stockholders of record as of September 3, 2021. Dividends are declared at the discretion of our Board of Directors and depend on actual cash flow from operations, our financial condition, debt service and capital requirements, and any other factors our Board of Directors may consider relevant. We intend to pay quarterly cash dividends in the future; however, the amount and timing of these dividends may be impacted by the cyclical nature of certain markets we serve or the impact of the COVID-19 pandemic. We may reduce, delay or cancel a quarterly cash dividend based on the severity of a cyclical downturn or if the effects of the COVID-19 pandemic are prolonged.

Share Repurchase Program

On September 29, 2015, our Board of Directors approved a share repurchase program for up to $50.0 million worth of our common stock. The timing and amount of any shares repurchased will be based on market and business conditions, legal requirements and other factors and repurchases may be commenced or suspended at any time at our discretion. There were no shares repurchased under this program during the nine months ended June 30, 2021 and there have been no shares repurchased under this program since its inception.

Contractual Obligations and Requirements

At June 30, 2021, we had non-cancellable commitments of $288.0 million, including primarily purchase orders for inventory of $254.6 million, information technology related commitments of $18.0 million, and China facility commitments of $15.2 million.

At June 30, 2021, we had approximately $1.3 million of letters of credit outstanding related primarily to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from our customers in the event that the product is not delivered, or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if we fail to meet certain contractual requirements. None of these obligations were called during the nine months ended June 30, 2021, and we currently do not anticipate any of these obligations to be called in the near future.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including fluctuations in foreign currency exchange rates and changes in interest rates affecting interest payments on our term loan and investment return on our cash and cash equivalents, restricted cash and short-term and long-term investments.

Interest Rate Exposure

Our term loan has a variable interest rate which subjects us to interest rate risk. Our primary interest rate risk exposure results from changes in the short-term LIBOR rate, the federal funds effective rate and the prime rate. During the nine months ended June 30, 2021, the weighted average stated interest rate on all of our then outstanding term loans was 2.8%. At June 30, 2021, the outstanding term loans principal balance on our remaining term loan was $49.7 million, net of unamortized deferred financing costs of $0.3 million. During the nine months ended June 30, 2021, we incurred cash interest expense of $1.1 million on all of our then outstanding term loans. A hypothetical 100 basis point change in interest rates would result in a $0.4 million change in interest expense incurred during the nine months ended June 30, 2021.

Our cash and cash equivalents and restricted cash consist principally of money market securities that are short-term in nature. At June 30, 2021, our total short-term and long-term investments were $3.7 million, consisting mostly of highly rated corporate debt securities and other debt securities. At June 30, 2021, we had an insignificant amount of securities in an unrealized loss position. A hypothetical 100 basis point change in interest rates would result in an insignificant increase in interest income earned during the nine months ended June 30, 2021.

Currency Rate Exposure

We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were approximately 38% and 39% of our total sales, respectively, during the nine months ended June 30, 2021 and 2020. These sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.

In the normal course of our business, we have liquid assets denominated in non-functional currencies which include cash, short-term advances between our legal entities and accounts receivable which are subject to foreign currency exposure. Such balances were approximately $103.2 million and $142.9 million, respectively, at June 30, 2021 and September 30, 2020, and related to the Euro, British Pound and a variety of Asian currencies. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to mitigate our exposures to currency movement. We incurred foreign currency losses of $1.2 million and $2.8 million during the nine months ended June 30, 2021 and 2020, respectively, which related to the currency fluctuation on these balances between the time the transaction occurred and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at June 30, 2021 and 2020 would result in an approximate change of $2.8 million and less than $0.1 million, respectively, in our net income during the nine months ended June 30, 2021 and 2020.

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

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under Item 1A. Risk Factors in our 2020 Annual Report on Form 10-K. There have been no material changes from the risk factors disclosed in our 2020 Annual Report on Form 10-K, other than the addition of the risk factor set forth below. We may disclose changes to risk factors or additional factors from time to time in our future filings with the SEC.

Our plans to separate into two independent, publicly traded companies may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits.

On May 10, 2021, we announced our intention to separate our business into two independent, publicly traded companies. We plan to spin off our semiconductor business, which operates as our Semiconductor Solutions Group segment, through a pro rata distribution of shares to our common stockholders. The proposed separation is subject to various conditions, is complex in nature, and may be affected by unanticipated developments, credit and equity markets, or changes in market conditions. As independent, publicly traded companies, each of the resulting companies will be smaller and less diversified than our business, with a narrower business focus, and they may be more vulnerable to changing market conditions.

We may not be able to achieve the full strategic and financial benefits that we anticipate to result from the separation, or such benefits may be delayed or not occur at all. We may experience negative reactions from financial markets if we do not complete the separation in a reasonable time period, or at all. Following the proposed separation, the combined value of the shares of the two publicly traded companies may not be equal to or greater than what the value of our common stock would have been had the proposed separation not occurred.  In addition, the cost and resources required to effectuate the separation may be significantly higher than what we currently anticipate.

Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows or the price of our common stock.

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

101

The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets; (ii) the unaudited Consolidated Statements of Operations; (iii) the unaudited Consolidated Statements of Comprehensive Income; (iv) the unaudited Consolidated Statements of Cash Flows; (v) the unaudited Consolidated Statements of Changes in Stockholders Equity; and (vi) the Notes to the unaudited Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded in the iXBRL document.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKS AUTOMATION, INC.

Date: August 5, 2021	/s/ Lindon G. Robertson
Lindon G. Robertson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2021	/s/ David Pietrantoni
David Pietrantoni
Vice President-Finance and Corporate Controller
(Principal Accounting Officer)