Form 10-Q
period 2021-12-31
Azenta, Inc.
filed 2022-02-09
CIK 933974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2021

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to _________

Commission File Number 000-25434

AZENTA, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3040660
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

15 Elizabeth Drive

Chelmsford, Massachusetts

(Address of principal executive offices)

01824

(Zip Code)

Registrant’s telephone number, including area code: (978) 262-2400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	AZTA	The Nasdaq Stock Market LLC

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, February 4, 2022: common stock, $0.01 par value and 74,915,975 shares outstanding.

AZENTA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AZENTA, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	December 31,	September 30,
	2021	2021

	(In thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$215,168	$227,427
Marketable securities	51	81
Accounts receivable, net	126,001	119,877
Inventories	70,143	60,398
Prepaid expenses and other current assets	60,833	58,198
Current assets held for sale	324,533	311,385
Total current assets	796,729	777,366
Property, plant and equipment, net	147,261	130,719
Long-term marketable securities	3,724	3,598
Long-term deferred tax assets	13,845	10,043
Goodwill	468,585	469,356
Intangible assets, net	178,589	186,534
Other assets	60,042	58,068
Non-current assets held for sale	186,162	183,828
Total assets	$1,854,937	$1,819,512
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$46,869	$42,360
Deferred revenue	28,483	25,724
Accrued warranty and retrofit costs	2,342	2,330
Accrued compensation and benefits	24,872	33,183
Accrued restructuring costs	142	304
Accrued income taxes payable	14,037	8,711
Accrued expenses and other current liabilities	104,306	103,537
Current liabilities held for sale	120,749	128,939
Total current liabilities	341,800	345,088
Long-term debt	49,702	49,677
Long-term tax reserves	1,995	1,973
Long-term deferred tax liabilities	13,141	13,030
Long-term pension liabilities	726	705
Long-term operating lease liabilities	43,802	45,088
Other long-term liabilities	4,372	6,173
Non-current liabilities held for sale	31,976	32,444
Total liabilities	487,514	494,178
Commitments and contingencies (Note 21)
Stockholders' Equity
Preferred stock, $0.01 par value - 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value - 125,000,000 shares authorized, 88,375,410 shares issued and 74,913,541 shares outstanding at December 31, 2021, 87,808,922 shares issued and 74,347,053 shares outstanding at September 30, 2021	884	878
Additional paid-in capital	1,977,571	1,976,112
Accumulated other comprehensive income	24,149	19,351
Treasury stock, at cost - 13,461,869 shares	(200,956)	(200,956)
Accumulated deficit	(434,225)	(470,051)
Total stockholders' equity	1,367,423	1,325,334
Total liabilities and stockholders' equity	$1,854,937	$1,819,512

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AZENTA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended
	December 31,
	2021	2020

Revenue
Products	$45,869	$41,462
Services	93,783	76,680
Total revenue	139,652	118,142
Cost of revenue
Products	24,523	22,793
Services	48,085	38,014
Total cost of revenue	72,608	60,807
Gross profit	67,044	57,335
Operating expenses
Research and development	6,485	5,088
Selling, general and administrative	60,711	51,930
Restructuring charges	173	(40)
Total operating expenses	67,369	56,979
Operating (loss) income	(325)	356
Interest income	35	76
Interest expense	(455)	(557)
Other income (expenses), net	(1,077)	1,281
(Loss) income before income taxes	(1,822)	1,156
Income tax benefit	(4,680)	(1,550)
Income from continuing operations	2,858	2,706
Income from discontinued operations, net of tax	40,462	23,322
Net income	$43,320	$26,028
Basic net income per share:
Income from continuing operations	$0.04	$0.04
Income from discontinued operations, net of tax	0.54	0.32
Basic net income per share	$0.58	$0.35
Diluted net income per share:
Income from continuing operations	$0.04	$0.04
Income from discontinued operations, net of tax	0.54	0.31
Diluted net income per share	$0.58	$0.35
Weighted average shares used in computing net income per share:
Basic	74,630	74,021
Diluted	74,866	74,283

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AZENTA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(In thousands)

	Three Months Ended
	December 31,
	2021	2020

Net income	$43,320	$26,028
Other comprehensive income, net of tax:
Foreign currency translation adjustments	4,801	13,264
Actuarial gains (losses), net of tax effects of $0 and $5 during the three months ended December 31, 2021 and 2020	(3)	(38)
Total other comprehensive income, net of tax	4,798	13,226
Comprehensive income	$48,118	$39,254

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AZENTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended
	December 31,
	2021	2020

Cash flows from operating activities
Net income	$43,320	$26,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,883	15,746
Stock-based compensation	7,891	6,710
Amortization of premium on marketable securities and deferred financing costs	56	56
Deferred income taxes	(3,084)	(4,960)
(Gain) loss on disposals of assets	(95)	1
Adjustment to the gain on divestiture, net of tax	—	948
Changes in operating assets and liabilities, net of acquisitions and divestiture:
Accounts receivable	1,121	(4,504)
Inventories	(32,150)	(6,307)
Prepaid expenses and other assets	(19,647)	28,945
Accounts payable	(2,219)	5,727
Deferred revenue	4,056	3,186
Accrued warranty and retrofit costs	(103)	(185)
Accrued compensation and tax withholdings	(5,371)	(12,307)
Accrued restructuring costs	(154)	(75)
Accrued expenses and other liabilities	9,114	(15,279)
Net cash provided by operating activities	15,618	43,730
Cash flows from investing activities
Purchases of property, plant and equipment	(18,409)	(15,227)
Purchases of marketable securities	(46)	(4)
Sales of marketable securities	30	—
Acquisitions, net of cash acquired	—	(15,061)
Net cash used in investing activities	(18,425)	(30,292)
Cash flows from financing activities
Principal repayments of finance lease obligations	(186)	(319)
Principal payments on debt	—	(414)
Common stock dividends paid	(7,494)	(7,424)
Net cash used in financing activities	(7,680)	(8,157)
Effects of exchange rate changes on cash and cash equivalents	(1,804)	11,250
Net (decrease) increase in cash, cash equivalents and restricted cash	(12,291)	16,531
Cash, cash equivalents and restricted cash, beginning of period	285,333	302,526
Cash, cash equivalents and restricted cash, end of period	$273,042	$319,057
Supplemental disclosures:
Cash paid for interest	$333	$370
Cash paid for income taxes, net	10,911	3,697
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents of continuing operations	$215,168	$263,517
Cash and cash equivalents included in assets held for sale	45,000	45,000
Short-term restricted cash included in prepaid expenses and other current assets	3,568	3,571
Long-term restricted cash included in other assets	9,306	6,969
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$273,042	$319,057

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AZENTA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY

(unaudited)

(In thousands, except share data)

		Common		Accumulated
	Common	Stock at	Additional	Other			Inc.	Noncontrolling
	Stock	Par	Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’	Interests in	Total
	Shares	Value	Capital	Income	Deficit	Stock	Equity	Subsidiaries	Equity
Balance September 30, 2021	87,808,922	$878	$1,976,112	$19,351	$(470,051)	$(200,956)	$1,325,334	$—	$1,325,334
Shares issued under restricted stock and purchase plans, net	566,488	6	(6)				—		—
Stock-based compensation			1,465				1,465		1,465
Common stock dividends declared, at $0.10 per share					(7,494)		(7,494)		(7,494)
Foreign currency translation adjustments				4,801			4,801		4,801
Actuarial loss, net of tax effects of $0				(3)			(3)		(3)
Net income					43,320		43,320		43,320
Balance December 31, 2021	88,375,410	$884	$1,977,571	$24,149	$(434,225)	$(200,956)	$1,367,423	$—	$1,367,423

Balance September 30, 2020	87,293,710	$873	$1,942,850	$21,919	$(551,072)	$(200,956)	$1,213,614	$—	$1,213,614
Shares issued under restricted stock and purchase plans, net	378,422	4	(4)				—		—
Stock-based compensation			6,710				6,710		6,710
Common stock dividends declared, at $0.10 per share					(7,424)		(7,424)		(7,424)
Foreign currency translation adjustments				13,264			13,264		13,264
Actuarial losses, net of tax effects of $5				(38)			(38)		(38)
Net income					26,028		26,028		26,028
Balance December 31, 2020	87,672,132	$877	$1,949,556	$35,145	$(532,468)	$(200,956)	$1,252,154	$—	$1,252,154

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AZENTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Nature of Operation

Azenta, Inc. (“Azenta”, or the “Company”) is a leading global provider of life science sample exploration and management solutions for the life sciences market. The Company supports its customers from research to clinical development with its sample management, automated storage, and genomic services expertise to help bring impactful therapies to market faster.

Discontinued Operations

In the fourth quarter of fiscal year 2021, the Company entered into a definitive agreement to sell its semiconductor automation business to Thomas H. Lee Partners, L.P. (“THL”). The Company determined that the semiconductor automation business met the “held for sale” criteria and the “discontinued operations” criteria in accordance with Financial Accounting Standard Boards (“FASB”) Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements, (“FASB ASC 205”) as of September 30, 2021. Results related to the semiconductor automation business are included within discontinued operations. Please refer to Note 3, “Discontinued Operations” for further information about the discontinued businesses. The Consolidated Balance Sheets and Consolidated Statements of Operations, and the notes to the Consolidated Financial Statements were restated for all periods presented to reflect the discontinuation of the semiconductor automation business in accordance with FASB ASC 205. The discussion in the notes to these Consolidated Financial Statements, unless otherwise noted, relate solely to the Company's continuing operations.

On February 1, 2022, subsequent to the close of our first fiscal quarter of 2022, the Company completed the sale of the semiconductor automation business for $3.0 billion in cash, subject to working capital and other customary adjustments. The Company expects net cash proceeds from the sale to be approximately $2.4 billion, after adjustments and deducting taxes and other items.

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

During the COVID-19 pandemic, the Company’s facilities have remained operational with only required personnel on site, and the balance of employees working from home.  The Company’s business falls within the classification of an “Essential Critical Infrastructure Sector” as defined by the U.S. Department of Homeland Security and the Company has continued operations during the COVID-19 pandemic. The Company has followed government guidance in each region and has implemented the U.S. Centers for Disease Control and Prevention social distancing guidelines and other best practices to protect the health and safety of the Company’s employees. The COVID-19 pandemic has not had a substantial negative impact on the Company’s financial results and a portion of this impact has been mitigated by the Company’s realignment of resources to satisfy incremental orders related to virus research and vaccine development and commercialization. Future impacts on the Company’s financial results are not fully determinable, as the full impact of the pandemic on the economy and markets which the Company serves is as yet unknown, but will be dependent, in part, on future variants of the virus and vaccine effectiveness against these variants and new or prolonged government responses to the pandemic. The Company’s financial results will also depend on variables including reduced demand from its customers, the degree that the supply chain may be constrained which could impact its delivery of product and the potential impact to its operations if there is a significant outbreak among the Company’s employees, as well as the amount of incremental demand caused by research and treatments in the areas of COVID-19 or related threats.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation. The Company applies the equity method of accounting to investments that provide it with the ability to exercise significant influence over the entities in which it lacks controlling financial interest and is not a primary beneficiary.

Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission for the fiscal year ended September 30, 2021 (the “2021 Annual Report on Form 10-K”). The accompanying Consolidated Balance Sheet as of September 30, 2021 was derived from the audited annual consolidated financial statements as of the period then ended.

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates are associated with recording accounts receivable, inventories, goodwill, intangible assets other than goodwill, long-lived assets, derivative financial instruments, deferred income taxes, warranty obligations, revenue recognized in accordance with the percentage of completion method, and stock-based compensation expense. The Company assesses the estimates on an ongoing basis and record changes in estimates in the period they occur and become known. Actual results could differ from these estimates.

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

Foreign Currency Translation

Certain transactions of the Company and its subsidiaries are denominated in currencies other than their functional currency. Foreign currency exchange gains (losses) generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other income (expenses), net” in the Company’s Consolidated Statements of Operations. Net foreign currency transaction and remeasurement losses were $1.9 million and net foreign currency transaction and remeasurement gains were $0.8 million during the three months ended December 31, 2021 and 2020, respectively.

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

Derivative Financial Instruments

The Company has transactions and balances denominated in currencies other than U.S. dollars. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. The Company enters into foreign exchange contracts to reduce its exposure to currency fluctuations. The arrangements typically mature in three months or less and they do not qualify for hedge accounting. Net gains and losses related to these contracts are recorded as a component of “Other income (expenses), net” in the accompanying unaudited Consolidated Statements of Operations and are as follows for the three months ended December 31, 2021 and 2020 (in thousands):

	Three Months Ended
	December 31,
	2021	2020
Realized losses on derivatives not designated as hedging instruments	$(70)	$(1,162)

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

As of December 31, 2021, the Company had no assets or liabilities measured and recorded at fair value on a recurring basis using Level 3 inputs.

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

Recently Issued Accounting Pronouncements

In November 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-10, Government Assistance (Topic 832) – Disclosures by Business Entities about Government Assistance. The amendment in this ASU requires disclosures to increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. This ASU is effective for annual periods beginning after December 15, 2021. The Company will adopt the provisions of this ASU in the first quarter of fiscal 2023. The Company is evaluating the effect of adopting this new accounting guidance.

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

Recently Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The standard should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company adopted the guidance during the first quarter of fiscal year 2022. There is no accounting impact on the Company’s consolidated financial statements and related disclosures as a result of the adoption of this ASU.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The amendments in this ASU represent changes to clarify certain ASCs, correct unintended application of guidance, or make minor improvements to certain ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. ASU 2020-10 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods, with early adoption permitted. The amendments in this ASU should be applied retrospectively. This ASU will not affect the Company's consolidated financial statements. The Company adopted the provisions of this ASU in the first quarter of fiscal 2022. There is no significant accounting impact on the Company’s disclosure to the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The amendments require additional disclosure for the weighted-average interest crediting rates, a narrative description of the reasons for significant gains and losses, and an explanation of any other significant changes in the benefit obligation or plan assets. The amendment removes disclosure requirements for accumulated other comprehensive income expected to be recognized over the next year, information about plan assets to be returned to the entity, and the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost, and the benefit obligation for postretirement health care benefits. The ASU is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The ASU does not amend the interim disclosure requirements of ASC 715-20. The Company adopted the provisions of this ASU in the first quarter of fiscal 2022. There is no significant accounting impact on the Company’s consolidated financial statements and related disclosures as a result of the adoption of this ASU.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 clarifying and amending existing guidance. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2020. Early adoption is permitted. The Company adopted the provisions of this ASU in the first quarter of fiscal 2022. There is no significant accounting impact on the Company’s consolidated financial statements and related disclosures as a result of the adoption of this ASU.

Other

For further information with regard to the Company’s significant accounting policies, please refer to Note 2 “Summary of Significant Accounting Policies” to the Company’s consolidated financial statements included in the 2021 Annual Report on Form 10-K.

3. Discontinued Operations

Planned Disposition of Semiconductor Automation Business

On September 20, 2021, the Company entered into a definitive agreement to sell its semiconductor automation business to THL.

On February 1, 2022, subsequent to the close of our first fiscal quarter of 2022, the Company completed the sale of the semiconductor automation business for $3.0 billion in cash, subject to working capital and other customary adjustments. The Company expects net cash proceeds from the sale to be approximately $2.4 billion, after adjustments, taxes and other items. The semiconductor automation business is comprised of the Semiconductor Solution Group segment. Following the completion of the sale, the Company no longer serves the semiconductor market.

In connection with the closing of the sale, the Company and THL entered into a transition services agreement, to which both the Company and THL will provide each other with certain transition services related to finance and accounting, information technology, human resources, compliance, facilities, legal and research and development support, for time periods ranging from three to 24 months. In addition, the Company entered into two separate lease agreements for leases back to the Company for portions of the facilities that have served as its corporate headquarters in

Chelmsford, Massachusetts, and were sold to THL as part of the sale agreement. Each lease provides for a term of 24 months, which may be terminated earlier by the Company upon 90 days’ notice to THL.

During the fourth quarter of fiscal 2021, the Company determined that the semiconductor automation business met the criteria to be classified as a discontinued operation and, as a result, its historical financial results are reflected in the Company’s financial statements as a discontinued operation, and assets and liabilities were classified as assets and liabilities held for sale.

The following table presents the financial results of discontinued operations with respect to the semiconductor automation business (in thousands):

	Three Months Ended December 31,
	2021	2020
Revenue
Products	$188,240	$118,154
Services	15,430	13,207
Total revenue	203,670	131,361
Cost of revenue
Products	107,597	68,777
Services	8,309	6,791
Total cost of revenue	115,906	75,568
Gross profit	87,764	55,793
Operating expenses
Research and development	13,740	10,994
Selling, general and administrative	22,676	14,099
Restructuring charges	-	127
Total operating expenses	36,416	25,220
Operating income	51,348	30,573
Other income (loss), net	(46)	(1,239)
Income before income taxes	51,302	29,334
Income tax provision	10,840	6,012
Net income from discontinued operations	$40,462	$23,322

On July 1, 2019, the Company sold its semiconductor cryogenics business. During the first quarter of fiscal year ended 2021, the Company recorded a $1.3 million negative working capital adjustment to the gain on divestiture that was previously recorded in the fourth fiscal quarter of 2019. This adjustment is shown within Other income (loss), net within the income statement for the semiconductor automation business.

The following table presents the significant non-cash items and capital expenditures for the discontinued operations with respect to the semiconductor automation business that are included in the Consolidated Statements of Cash Flows (in thousands):

	December 31,
	2021	2020
Depreciation and amortization	$-	$2,019
Capital expenditures	$2,283	$1,827
Stock-based compensation	4,923	1,875

The carrying value of the assets and liabilities of the discontinued operations with respect to the semiconductor automation business on the Consolidated Balance Sheets as of December 31, 2021 and September 30, 2021 was as follows (in thousands):

	December 31, 2021	September 30, 2021
Assets
Cash and cash equivalents	$45,000	$45,000
Accounts receivable, net	133,578	142,256
Inventories	132,010	110,735
Other current assets	13,945	13,394
Total current assets of discontinued operation	$324,533	$311,385

Property, plant and equipment, net	$34,457	$32,058
Long-term deferred tax assets	2,518	3,167
Goodwill	81,514	81,477
Intangibles, net	44,576	44,468
Other assets	23,097	22,658
Total long-term assets of discontinued operation	$186,162	$183,828

Liabilities
Accounts payable	$65,285	$68,074
Deferred revenue	8,160	7,141
Accrued warranty and retrofit costs	5,912	6,081
Accrued compensation and benefits	20,963	18,144
Accrued Income Taxes	6,184	11,702
Accrued expenses and other current liabilities	14,454	18,014
Total current liabilities of discontinued operation	$120,958	$129,156

Long-term tax reserves	2,373	2,356
Long-term deferred tax liabilities	6,716	6,548
Long-term pension liabilities	5,547	5,490
Long-term operating lease liabilities	15,837	15,425
Other long-term liabilities	1,503	2,625
Total long-term liabilities of discontinued operation	$31,976	$32,444

Acquisition within the Semiconductor Automation Business

On April 29, 2021, the Company acquired Precise Automation Inc., a leading developer of collaborative robots and automation subsystems headquartered in Fremont, California. The total cash purchase price for the acquisition was approximately $69.8 million. Precise provides the semiconductor automation business with a product offering and technology portfolio to take advantage of the opportunities in the collaborative robot market.

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

The Company has included the financial results of the acquired operations within income from discontinued operations on its Consolidated Statements of Operations. The goodwill and intangible assets are not tax deductible.

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

Unrealized gains and losses are excluded from earnings and reported as a separate component of “accumulated other comprehensive income, net of tax” in the accompanying unaudited Consolidated Balance Sheets until the security is sold or matures. Gains or losses realized from sales of marketable securities are computed based on the specific identification method and recognized as a component of "Other income (expenses), net" in the accompanying unaudited Consolidated Statements of Operations. There were insignificant sales of marketable securities for the three months ended December 31, 2021 and 2020.

The following is a summary of the amortized cost and the fair value, including accrued interest receivable as well as unrealized holding gains (losses) on the short-term and long-term marketable securities as of December 31, 2021 and September 30, 2021 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
December 31, 2021:
Bank certificates of deposits	$25	$—	$—	$25
Corporate securities	3,703	—	—	3,703
Municipal securities	46	—	—	46
	$3,774	$—	$—	$3,774
September 30, 2021:
Bank certificates of deposits	$30	$—	$—	$30
Corporate securities	3,624	—	—	3,624
Other debt securities	25	—	—	25
	$3,679	$—	$—	$3,679

The fair values of the marketable securities by contractual maturities at December 31, 2021 are presented below (in thousands):

Fair Value
Due in one year or less	$46
Due after one year through five years	51
Due after five years through ten years	—
Due after ten years	3,677
Total marketable securities	$3,774

Expected maturities could differ from contractual maturities because the security issuers may have the right to prepay obligations without prepayment penalties.

The Company reviews the marketable securities for impairment at each reporting period to determine if any of the securities have experienced an other-than-temporary decline in fair value. The Company considers factors, such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of its amortized cost basis. If the Company believes that an other-than-temporary decline in fair value has occurred, it writes down the investment to its fair value and recognizes the credit loss in earnings and the non-credit loss in accumulated other comprehensive income or loss. There was an insignificant amount of securities in an unrealized loss position as of December 31, 2021. There were no securities in an unrealized loss position as of September 30, 2021.

5. Acquisitions

The Company recorded the assets acquired and liabilities assumed related to the following acquisitions at their fair values as of the acquisition date, from a market participant’s perspective. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed on the acquisition date, its estimates and assumptions are subject to refinement. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. The finalization of the assignment of fair values will be completed within one year after the respective acquisition date.

The Company did not present a pro forma information summary for its consolidated results of operations for the acquisitions completed because such results were immaterial.

Abeyatech LLC

On April 2, 2021, the Company acquired Abeyatech LLC. The Company has included the financial results of the acquired operations within the Life Sciences Products segment. The purchase price includes $9.9 million cash payment and $9.4 million in contingent consideration based on the acquired business’ performance for the twelve-month period ending December 31, 2021, subject to customary working capital adjustments and other adjustments. The acquisition enhances the breadth and depth of the Company’s offerings and expands its expertise in the Life Sciences Products segment. The allocation of the consideration included $11.9 million of technology, $4.4 million of goodwill, and several other assets and liabilities for $3.0 million. The weighted useful life of all the intangible assets acquired is 12 years. The purchase price allocation was based on a preliminary valuation which is subject to further adjustments within the measurement period when additional information becomes available. The goodwill and intangibles are tax deductible.

Trans-Hit Biomarkers, Inc.

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

6. Goodwill and Intangible Assets

Goodwill represents the excess of net book value over the estimated fair value of net tangible and identifiable intangible assets of a reporting unit. Goodwill is tested for impairment annually or more often if impairment indicators are present at the reporting unit level. If events occur or circumstances change that would more likely than not reduce fair values of the reporting units below their carrying values, goodwill will be evaluated for impairment between annual tests. No triggering events indicating goodwill impairment occurred during the three months ended December 31, 2021. Please refer to Note 8, "Goodwill and Intangible Assets" to the Company's consolidated financial statements included in the 2021 Annual Report on Form 10-K for further information on the goodwill impairment testing performed during fiscal year 2021.

The changes in the Company’s goodwill by reportable segment since September 30, 2021 are as follows (in thousands):

	Life Sciences	Life Sciences
	Products	Services	Total
Balance, at September 30, 2021	110,138	359,218	469,356
Currency translation adjustments	(737)	(34)	(771)
Balance, at December 31, 2021	$109,401	$359,184	$468,585

During the three months ended December 31, 2021, the Company recorded a goodwill decrease of $0.8 million which related to the impact of foreign currency translation adjustments.

The components of the Company’s identifiable intangible assets as of December 31, 2021 and September 30, 2021 are as follows (in thousands):

	December 31, 2021			September 30, 2021
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Patents	$1,235	$1,026	$209	$1,242	$1,002	$240
Completed technology	75,554	34,176	41,378	75,527	32,383	43,144
Trademarks and trade names	424	37	387	424	33	391
Non-competition agreements	681	297	384	681	249	432
Customer relationships	253,577	117,346	136,231	253,486	111,159	142,327
Other intangibles	244	244	—	246	246	—
	$331,715	$153,126	$178,589	$331,606	$145,072	$186,534

Amortization expense for intangible assets was $8.0 million and $8.9 million, for the three months ended December 31, 2021 and 2020, respectively.

Estimated future amortization expense for the intangible assets for the remainder of fiscal year 2022, the subsequent four fiscal years and thereafter is as follows (in thousands):

2022	$24,099
2023	30,845
2024	27,354
2025	22,574
2026	19,435
Thereafter	54,282
$178,589

7. Line of Credit

The Company maintained a revolving line of credit under a credit agreement with Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. that provided for a revolving credit facility of up to $75.0 million, subject to borrowing base availability, as defined in the credit agreement.

There were no amounts outstanding under the line of credit as of December 31, 2021 and September 30, 2021. The Company records commitment fees and other costs directly associated with obtaining the line of credit facility as deferred financing costs which are amortized over the term of the related financing arrangement. Deferred financing costs were $0.1 million for the period ended December 31, 2021 and September 30, 2021, respectively. The line of credit contains certain customary representations and warranties, a financial covenant and affirmative and negative covenants as well as events of default. The Company was in compliance with the line of credit covenants as of December 31, 2021.

As of February 1, 2022, subsequent to the close of our first fiscal quarter of 2022, the Company terminated the revolving credit facility.

8. Debt

Term Loans

On October 4, 2017, the Company entered into a $200.0 million term loan with the lenders pursuant to the terms of a credit agreement. The term loan was issued at $197.6 million, or 98.8% of its par value, resulting in a discount of $2.4 million, or 1.2%, which represented loan origination fees paid at the closing.

The Company’s obligations under the term loan are also guaranteed by Azenta US, Inc. (fka Brooks Life Sciences, Inc. and BioStorage Technologies, Inc.) as the guarantor, subject to the terms and conditions of the credit agreement. The Company and the guarantor granted the lenders a perfected first priority security interest in substantially all of the assets of the Company and the guarantor to secure the repayment of the term loan.

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

The deferred financing costs are accreted over the term of the loan using the effective interest rate method and are included in “Interest expense” in the accompanying unaudited Consolidated Statements of Operations. At December 31, 2021, the outstanding principal balance of the term loan was $49.7 million, excluding unamortized deferred financing costs of $0.3 million.

The credit agreement contains certain customary representations and warranties, covenants and events of default. If any of the events of default occur and are not waived or cured within applicable grace periods, any unpaid amounts under the credit agreement will bear an annual interest rate at 2.00% above the rate otherwise applicable under the terms and conditions of such agreement. The credit agreement does not contain financial maintenance covenants. As of December 31, 2021, the Company was in compliance with all covenants and conditions under the credit agreement.

During the three months ended December 31, 2021, the weighted average stated interest rate paid on all outstanding debt was 2.7%. During the three months ended December 31, 2021, the Company incurred aggregate interest expense of $0.4 million in connection with the borrowings, including $0.1 million of deferred financing costs amortization.

The following are the future minimum principal payment obligations under all of the Company’s outstanding debt as of December 31, 2021 (in thousands):

Amount
2022	$—
2023	—
2024	—
2025	50,000
Total outstanding principal balance	50,000
Unamortized deferred financing costs	(298)
49,702
Current portion of long-term debt	—
Non-current portion of long-term debt	$49,702

On February 1, 2022, subsequent to the close of our first fiscal quarter of 2022, the Company settled the Term Loan using proceeds from the sale of its semiconductor automation business.

9. Leases

The Company has operating leases for real estate and non-real estate and finance leases for non-real estate in North America, Europe, and Asia. Non-real estate leases are primarily related to vehicles and office equipment. Lease expiration dates range between 2022 and 2041.

The components of lease expense were as follows (in thousands):

	Three Months Ended December 31,
	2021	2020

Operating lease costs	$2,171	$1,704
Finance lease costs:
Amortization of assets	75	311
Interest on lease liabilities	3	16
Total finance lease costs	78	327
Variable lease costs	518	406
Short-term lease costs	354	38
Total lease costs	$3,121	$2,475

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	December 31, 2021	September 30, 2021
Operating Leases:
Operating lease right-of-use assets	$47,971	$49,650

Accrued expenses and other current liabilities	$5,342	$5,254
Long-term operating lease liabilities	43,802	45,088
Total operating lease liabilities	$49,144	$50,342

Finance Leases:
Property, plant and equipment, at cost	$2,252	$2,252
Accumulated amortization	(2,180)	(2,105)
Property, plant and equipment, net	$72	$147

Accrued expenses and other current liabilities	$171	$360
Other long-term liabilities	(10)	(10)
Total finance lease liabilities	$161	$350

Weighted average remaining lease term (in years):
Operating leases	11.18	11.33
Finance leases	0.33	0.53

Weighted average discount rate:
Operating leases	3.89%	3.90%
Finance leases	4.86%	4.87%

Supplemental cash flow information related to leases was as follows (in thousands, unaudited):

	Three Months Ended December 31,
	2021	2020
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$1,659	$1,432
Operating cash flows from finance leases	3	16
Financing cash flows from finance leases	190	304

ROU assets obtained in exchange for lease liabilities:
Operating leases	$186	$3,532

Future lease payments for operating and finance leases as of December 31, 2021 were as follows for the remainder of fiscal year 2022, the subsequent five fiscal years and thereafter (in thousands):

	Operating Leases	Finance Leases
2022	$5,428	$171
2023	6,479	-
2024	5,769	-
2025	5,578	-
2026	5,499	-
2027	5,298	-
Thereafter	27,574	-
Total future lease payments	61,625	171
Less imputed interest	(12,481)	(10)
Total lease liability balance	$49,144	$161

As of December 31, 2021, the Company has entered into leases that have not commenced with future lease payments of $4.5 million. These leases are not yet recorded in the accompanying unaudited Consolidated Balance Sheets. These leases will commence in 2022.

10. Income Taxes

The Company recorded an income tax benefit of $4.7 million during the three months ended December 31, 2021. The benefit for the three months ended December 31, 2021 was primarily driven by a $4.8 million discrete stock compensation windfall benefit for tax deductions that exceeded the associated book compensation expense.

The Company recorded an income tax benefit of $1.6 million during the three months ended December 31, 2020. The tax benefit for the three months ended December 31, 2020 was primarily driven by a $1.9 million discrete stock compensation windfall benefit for tax deductions that exceeded the associated book compensation expense.

During December 2020, the United States enacted the Consolidated Appropriations Act 2021 which also contains numerous income tax provisions among other tax and non-tax provisions. During March 2021, the United States enacted the American Rescue Plan Act of 2021. The Company evaluated the legislation of these Acts in relation to income taxes and determined that the income tax Acts do not have a material impact on its income tax provision.

The Company evaluates the realizability of its deferred tax assets by tax-paying component and assesses the need for a valuation allowance on a quarterly basis. The Company evaluates the profitability of each tax-paying component on a historic cumulative basis and a forward-looking basis while performing this analysis. The Company maintains a U.S. valuation allowance related to the realizability of certain state tax credits and state net operating loss carry-forwards, as well as a valuation allowance against net deferred tax assets on certain foreign tax-paying components as of December 31, 2021. On February 1, 2022, the Company completed the sale of its semiconductor automation business that resulted in a taxable gain in the U.S. During the second quarter of fiscal year 2022, the Company may record adjustments to its valuation allowance as it considers new evidence including updated forecasts of U.S. income and utilization of deferred tax assets that were previously expected to expire.

The Company maintains liabilities for uncertain tax positions. These liabilities involve judgment and estimation and are monitored based on the best information available. The Company recognizes interest related to unrecognized tax benefits as a component of the income tax provision or benefit. The Company recognized de minimis interest expense related to its uncertain tax positions during the three ended December 31, 2021.

The Company is subject to U.S. federal, state, local and foreign income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which it files.

In the normal course of business, the Company is subject to income tax audits in various global jurisdictions in which it operates. The years subject to examination vary for the U.S. and international jurisdictions, with the earliest tax year being 2013. Based on the outcome of these examinations or the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the Company’s Consolidated Balance Sheets. The Company currently anticipates that it is reasonably possible that the unrecognized tax benefits and accrued interest on those benefits will be reduced by an amount of $0.4 million in the next twelve months due to statute of limitations expirations. These unrecognized tax benefits would impact the effective tax rate if recognized.

11. Other Balance Sheet Information

The following is a summary of accounts receivable at December 31, 2021 and September 30, 2021 (in thousands):

	December 31,	September 30,
	2021	2021
Accounts receivable	$130,415	$124,195
Less allowance for expected credit losses	(4,414)	(4,318)
Accounts receivable, net	$126,001	$119,877

The following is a summary of inventories at December 31, 2021 and September 30, 2021 (in thousands):

	December 31,	September 30,
	2021	2021
Inventories
Raw materials and purchased parts	$34,379	$27,644
Work-in-process	1,835	4,787
Finished goods	33,929	27,967
Total inventories	$70,143	$60,398

Reserves for excess and obsolete inventory were $4.6 million and $3.7 million, respectively, at December 31, 2021 and September 30, 2021.

At December 31, 2021 and September 30, 2021, the Company had cumulative capitalized direct costs of $23.2 million and $22.7 million, respectively, associated with the development of software for its internal use. As of December 31, 2021, this balance included $6.3 million associated with software still in the development stage which are included within "Property, plant and equipment, net" in the accompanying unaudited Consolidated Balance Sheets. During the three months ended December 31, 2021, the Company capitalized direct costs of $0.6 million associated with the development of software for its internal use.

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

The following is a summary of product warranty and retrofit activity on a gross basis for the three months ended December 31, 2021 and 2020 (in thousands):

Activity -Three Months Ended December 31, 2021
Balance			Balance
September 30,			December 31,
2021	Accruals	Costs Incurred	2021
$2,330	$673	$(660)	$2,342

Activity -Three Months Ended December 31, 2020
Balance			Balance
September 30,			December 31,
2020	Accruals	Costs Incurred	2020
$2,211	$648	$(592)	$2,267

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

The stock-based compensation expense for restricted stock units for continuing operations was $2.6 million and $4.5 million, for the three months ended December 31, 2021 and 2020, respectively. The stock-based compensation expense for employee stock purchase plan for continuing operations was $0.3 million for both the three months ended December 31, 2021 and 2020.

The information included within the remaining note is on a total company basis, and includes amounts related to our discontinued operations.

The following table reflects stock-based compensation expense recorded during the three months ended December 31, 2021 and 2020 (in thousands):

	Three Months Ended December 31,
	2021	2020
Restricted stock units	$7,197	$6,144
Employee stock purchase plan	694	566
Total stock-based compensation expense	$7,891	$6,710

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

The Company grants restricted stock units that vest over a required service period and/or achievement of certain operating performance goals. Restricted stock units granted with performance goals may also have a required service period following the achievement of all or a portion of the performance goals. The following table reflects restricted stock units, including stock awards, granted during the three months ended December 31, 2021 and 2020:

		Time-Based	Stock	Performance-
	Total Units	Units	Grants	Based Units
Three months ended December 31, 2021	149,348	59,776	24	89,548
Three months ended December 31, 2020	281,693	122,921	42	158,730

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

Certain members of the Board of Directors have elected to defer receiving their annual stock awards and related quarterly dividends until they attain a certain age or cease to provide services as the Company’s Board members. Stock awards granted in fiscal years 2022 and 2021 were vested as of the respective grant dates.

Performance-Based Grants

Performance-based restricted stock units are earned based on the achievement of performance criteria established by the Human Resources and Compensation Committee and approved by the Board of Directors. The criteria for performance-based awards are weighted and have threshold, target and maximum performance goals.

Performance-based awards granted in fiscal year 2022, 2021 and 2020 allow participants to earn 100% of the restricted stock units if the Company’s performance meets its target goal for each applicable financial metric, and up to a maximum of 200% if the Company’s performance for such metrics meets or exceeds the maximum or stretch goal. Performance below the minimum threshold for each financial metric results in award forfeiture. Performance goals will be measured over a three-year period for each year’s awards and at the end of the period to determine the number of units earned by recipients who continue to meet the service requirement. Around the third anniversary of each year’s awards’ grant date, the Company’s Board of Directors determines the number of units earned for participants who continue to meet the service requirements on the vest date.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the three months ended December 31, 2021:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at September 30, 2021	1,088,652	$47.35
Granted	149,348	114.42
Vested	(530,833)	37.57
Forfeited	(38,951)	59.94
Outstanding at December 31, 2021	668,216	71.19

The weighted average grant date fair value of restricted stock units granted during the three months ended December 31, 2021 and 2020 was $114.42 and $68.49, respectively. The fair value of restricted stock units vested during the three months ended December 31, 2021 and 2020 was $64.8 million and $25.9 million, respectively. During the three months ended December 31, 2021 and 2020, the Company remitted $24.9 million and $9.6 million, respectively, collected from employees to satisfy their tax obligations as a result of share issuances.

As of December 31, 2021, the unrecognized compensation cost related to restricted stock units that are expected to vest is $27.8 million and will be recognized over an estimated weighted average service period of approximately 2.1 years.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan that allows its employees to purchase shares of common stock at a price equal to 85% of the fair market value of the Company’s stock at the beginning or the end of the semi-annual offering period, whichever is lower. There were no shares purchased by employees under the employee stock purchase plan during the three months ended December 31, 2021 and 2020.

13. Earnings per Share

The calculations of basic and diluted net income per share and basic and diluted weighted average shares outstanding are as follows for the three months ended December 31, 2021 and 2020 (in thousands, except per share data):

	Three Months Ended
	December 31,
	2021	2020
Income from continuing operations	$2,858	$2,706
Income from discontinued operations, net of tax	40,462	23,322
Net income	$43,320	$26,028

Weighted average common shares outstanding used in computing basic earnings per share	74,630	74,021
Dilutive restricted stock units	236	262
Weighted average common shares outstanding used in computing diluted earnings per share	74,866	74,283

Basic net income per share:
Income from continuing operations	$0.04	$0.04
Income from discontinued operations, net of tax	0.54	0.32
Basic net income per share	$0.58	$0.35

Diluted net income per share:
Income from continuing operations	$0.04	$0.04
Income from discontinued operations, net of tax	0.54	0.31
Diluted net income per share	$0.58	$0.35
Dividend declared per share	$0.10	$0.10

During the three months ended December 31, 2021 and 2020, restricted stock units of 59,513 and 124,641 respectively, were excluded from the computation of diluted earnings per share as their effect would be antidilutive based on the treasury stock method.

14. Revenue from Contracts with Customers

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers in a manner that depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following is revenue by significant business line for the three months ended December 31, 2021 and 2020 (in thousands):

	Three months ended December 31,
	2021	2020
Significant Business Line
Life Sciences Products	$49,877	$45,508
Sample Repository Solutions	25,871	20,533
Genomic Services	63,904	52,101
Total	$139,652	$118,142

Contract Balances

Accounts Receivable, Net. Accounts receivable represent rights to consideration in exchange for products or services that have been transferred by the Company, when payment is unconditional and only the passage of time is required before payment is due. Accounts receivable do not bear interest and are recorded at the invoiced amount. The Company maintains an allowance for expected credit losses representing its best estimate of probable credit losses related to its existing accounts receivable and their net realizable value. The Company determines the allowance for expected credit losses based on a number of factors, including an evaluation of customer credit worthiness, the age of the outstanding receivables, economic trends, historical experience and other information through the payment periods. Accounts receivable, net were $126.0 million and $119.9 million at December 31, 2021 and September 30, 2021, respectively.

Contract Assets. Contract assets represent rights to consideration in exchange for products or services that have been transferred by the Company, when payment is conditional on something other than the passage of time. These amounts typically relate to contracts within the Life Sciences segments where the right to payment is not present until completion of the contract or the achievement of specified milestones and the value of the products or services transferred exceed this constraint. Contract assets are classified as current. Contract asset balances which are included within “Prepaid expenses and other current assets” on the Company’s Consolidated Balance Sheet, were $18.8 million and $15.3 million at December 31, 2021 and September 30, 2021, respectively.

Contract Liabilities. Contract liabilities represent the Company’s obligation to transfer products or services to a customer for which consideration has been received, or for which an amount of consideration is due from the customer. Contract assets and liabilities are reported on a net basis at the contract level, depending on the contracts position at the end of each reporting period. Contract liabilities are included within “Deferred revenue” on the Company’s Consolidated Balance Sheet. Contract liabilities were $28.5 million and $25.7 million at December 31, 2021 and September 30, 2021, respectively. Revenue recognized from the contract liability balance at September 30, 2021 was $13.8 million for the three months ended December 31, 2021.

Remaining Performance Obligations. Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year and for which fulfillment of the contract has started as of the end of the reporting period. The aggregate amount of transaction consideration allocated to remaining performance obligations as of December 31, 2021 was $53.4 million. The following table summarizes when the Company expects to recognize the remaining performance obligations as revenue; the Company will recognize revenue associated with these performance obligations as transfer of control occurs (in thousands):

	As of December 31, 2021
	Less than 1 Year	Greater than 1 Year	Total
Remaining Performance Obligations	$37,409	$15,971	$53,380

Cost to Obtain and Fulfill a Contract

The Company capitalizes sales commissions when incurred if they are (i) incremental costs of obtaining a contract, (ii) expected to be recovered and (iii) have an expected amortization period that is greater than one year. As part of the Company’s cumulative effect adjustment, incremental costs associated with obtaining a contract were capitalized and have been classified as deferred commissions within the Company’s Consolidated Balance Sheet. These amounts primarily relate to sales commissions within the Life Sciences segments and are being amortized over a 60-month period, which represents the average period of contract performance. The Company did not capitalize any sales commissions during the three months ended December 31, 2021 as the amount of sales commissions that qualified for capitalization during the reporting period was insignificant. Sales commissions incurred during the reporting period have been expensed as incurred. These costs are recorded within “Selling, general and administrative” expenses on the Company’s Consolidated Statement of Operations. The Company has concluded that none of its costs incurred in fulfillment of customer contracts meet the capitalization criteria. The Company will account for shipping and handling activities as fulfillment activities and recognize the associated expense when control of the product has transferred to the customer.

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

The Company operates in two reportable segments: the Life Sciences Products segment and the Life Sciences Services segment. These reportable segments also represent the Company’s operating segments. The Company previously operated in three reportable segments: the Semiconductor Solutions Group segment, the Life Sciences Products segment, and the Life Sciences Services segment. As discussed in Note 3, “Discontinued Operations”, our Semiconductor Solutions Group reportable segment has been classified as a discontinued operation. Historical information has been adjusted to reflect the new reportable segments.

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

The Life Sciences Services segment provides comprehensive sample management programs, integrated cold chain solutions, informatics, as well as sample-based laboratory services to advance scientific research and support drug development. The segment’s service offerings include sample storage, genomic sequencing, gene synthesis, laboratory processing services, laboratory analysis, biospecimen procurement services and other support services which are provided to a wide range of life science customers, including pharmaceutical companies, biotechnology companies, biorepositories and research institutes. Our Sample Repository Solutions business is a global leader in sample and material storage and management and provides a full suite of reliable cold and ultra-cold chain solutions.

The Company considers adjusted operating income, which excludes charges related to amortization of completed technology, the acquisition accounting impact on inventory contracts acquired, restructuring related charges and other special charges, such as impairment losses, in as the primary performance metric when evaluating the business.

The following is the summary of the financial information for the Company’s reportable segments for the three months ended December 31, 2021 and 2020 (in thousands):

		Three Months Ended December 31,
		2021	2020
Revenue:
Life Sciences Products		$49,877	$45,508
Life Sciences Services		89,775	72,634
Total revenue		$139,652	$118,142

Operating income:
Life Sciences Products		$4,388	$4,183
Life Sciences Services		7,883	6,928
Reportable segment adjusted operating income		12,271	11,112
Amortization of completed technology		1,773	2,005
Amortization of other intangible assets		6,272	6,905
Restructuring charges		173	(40)
Other unallocated corporate expenses (income)		4,378	1,885
Total operating (loss) income		(325)	356
Interest income		35	76
Interest expense		(455)	(557)
Other income (expenses), net		(1,077)	1,281
(Loss) income before income taxes		$(1,822)	$1,156

Assets:	Life Sciences Products	Life Sciences Services	Total
December 31, 2021	$285,958	$797,603	$1,083,561
September 30, 2021	278,769	780,238	1,059,007

The following is a reconciliation of the Company’s reportable segments’ segment assets to the corresponding amounts presented in the accompanying unaudited Consolidated Balance Sheets as of December 31, 2021 and September 30, 2021 (in thousands):

	December 31,	September 30,
	2021	2021
Segment assets	$1,083,561	$1,059,007
Cash and cash equivalents, restricted cash, and marketable securities	231,817	244,012
Deferred tax assets	13,845	10,043
Other assets	15,019	11,237
Assets held for sale	510,695	495,213
Total assets	$1,854,937	$1,819,512

Revenue from external customers is attributed to geographic areas based on locations in which customer orders are placed. Net revenue by geographic area for the three months ended December 31, 2021 and 2020 (in thousands) are as follows:

	Three Months Ended December 31,
	2021	2020
Geographic Location:
North America	90,087	73,588
Europe	28,594	25,836
Asia / Pacific/ Other	20,971	18,718
Total	$139,652	$118,142

16. Significant Customers

The Company had no individual customer that accounted for 10% or more of its consolidated revenue for each of the three months ended December 31, 2021 and 2020. There was no customer that accounted for more than 10% of the Company’s accounts receivable balance as of both December 31, 2021 and September 30, 2021.

17. Commitments and Contingencies

Tariff Matter

In fiscal year 2021, as part of the Company’s continued integration of GENEWIZ, which was acquired in November 2018, the Company initiated a review during first quarter of fiscal year 2021, with the assistance of a third party consultant, of the transaction value that the Company has used to calculate tariffs on inter-company imports of samples shipped from its GENEWIZ business. As a result of the third-party review and in light of a new interpretation surrounding the valuation method used to calculate the estimated transaction value, the Company revised its estimate of the tariffs owed and as a result recorded a liability of $6.1 million in the second quarter of fiscal year 2021. Of the total liability, $2.8 million is for the period prior to the acquisition of GENEWIZ and an additional $3.3 million was recorded within the second fiscal quarter of 2021 for the period since the Company acquired GENEWIZ in November 2018. The Company estimates any additional liability for tariffs owed each period and as of December 31, 2021 and September 30, 2021, the liability for tariffs owed was $7.6 million and $7.0 million, respectively. The Company intends to pay any tariffs determined to be owed. The Company does not expect to incur any significant penalties associated with such tariffs.

Letters of Credit

As of December 31, 2021, the Company had approximately $1.3 million of letters of credit outstanding related primarily to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from the Company’s customers in the event that the product is not delivered, or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if the Company fails to meet certain contractual requirements. None of these obligations were called during the three months ended December 31, 2021, and the Company currently does not anticipate any of these obligations to be called in the near future.

Purchase Commitments

At December 31, 2021, the Company had non-cancellable commitments of $59.9 million, including primarily purchase orders for inventory of $44.0 million, information technology related commitments of $14.2 million, and China facility commitments of $1.7 million.

Contingencies

The Company is subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. The Company cannot predict the ultimate outcome of such legal proceedings or in certain instances provide reasonable ranges of potential losses. The Company may also have certain indemnification obligations pursuant to claims made under the definitive agreement it entered into with Edwards Vacuum LLC (a member of the Atlas Copco Group) in connection with the Company’s sale of its semiconductor cryogenics business in the fourth quarter of fiscal year 2018. However, as of the date of this report, the Company believes that none of these claims will have a material adverse effect on its consolidated financial position or results of operations. Please refer to Note 3 “Discontinued Operations – Disposition of Semiconductor Cryogenics Business” to the Company’s consolidated financial statements included in the 2021 Annual Report on Form 10-K for more information on these claims. In the event of unexpected subsequent developments and given the inherent unpredictability of these matters, there can be no assurance that the Company’s assessment of any claim will reflect the ultimate outcome, and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated financial position or results of operations in particular quarterly or annual periods.

18. Subsequent Events

Divestiture

On February 1, 2022, the Company completed the sale of its semiconductor automation business to THL for $3.0 billion in cash subject to net working capital and other customary adjustments. The Company expects net cash proceeds from the sale to be approximately $2.4 billion, after adjustments, taxes and other items.

Extinguishment of Debt and Termination of Credit Facility

On February 1, 2022, in connection with the completion of the sale of its semiconductor automation business, the Company used $50.0 million of the cash proceeds from the sale to extinguish the total remaining outstanding balance of its term loan. The Company also closed its revolving credit facility of which is had no borrowings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes principal factors affecting the results of our operations, financial condition and liquidity as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our MD&A is organized as follows:

●	Overview. This section provides a general description of our business and operating segments as well as a brief discussion and overall analysis of our business and financial performance, including key developments affecting the Company during the three months ended December 31, 2021 and 2020.
●	Critical Accounting Policies and Estimates. This section discusses accounting policies and estimates that require us to exercise subjective or complex judgments in their application. We believe these accounting policies and estimates are important to understanding the assumptions and judgments incorporated in our reported financial results.
●	Results of Operations. This section provides an analysis of our financial results for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020.
●	Liquidity and Capital Resources. This section provides an analysis of our liquidity and changes in cash flows as well as a discussion of available borrowings and contractual commitments.

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

Sale of the Semiconductor Automation Business

In the fourth quarter of fiscal year 2021, we entered into a definitive agreement to sell our semiconductor automation business to Thomas H. Lee, Partners, L.P., or THL, for $3.0 billion in cash subject to customary adjustments. In connection with the planned divestiture of the semiconductor automation business and our continued focus on our life sciences businesses, we changed our corporate name from “Brooks Automation, Inc.” to “Azenta, Inc.” and our common stock started to trade on the Nasdaq Global Select Market under the symbol “AZTA” on December 1, 2021. On February 1, 2022, subsequent to the close of our first fiscal quarter of 2022, we completed the sale of our semiconductor automation business for $3.0 billion in cash, subject to working capital and other customary adjustments. Since our founding in 1978, we have been a leading automation provider and partner to the global semiconductor manufacturing industry. Following the completion of the sale of the semiconductor automation business, we will no longer serve the semiconductor market. The semiconductor automation business has been classified as a discontinued operation and, unless otherwise noted, this MD&A relates solely to our continuing operations and does not include the operations of our semiconductor automation business.

Impact of the COVID-19 Pandemic

During the COVID-19 pandemic, our facilities have remained operational with only required personnel on site, and the balance of employees working from home.  Our segments fall within the classification of “Essential Critical Infrastructure Sector” as defined by the U.S. Department of Homeland Security and have continued operations during the COVID-19 pandemic. We have followed government guidance in each region and country and have implemented the U.S. Centers for Disease Control and Prevention social distancing guidelines and other applicable best practices to protect the health and safety of our employees.  Our life sciences business operations are accepting customer orders for all of their offerings and are fast tracking customer requests which support research and development and testing related to the COVID-19 virus.  The COVID-19 pandemic has not had a substantial negative impact on our financial results and a portion of the impact has been mitigated by our realignment of resources to satisfy incremental orders related to virus research. As the COVID-19 outbreak continues to rapidly evolve, we are continuing to monitor and assess the effects of the COVID-19 pandemic on our business. However, we cannot at this time accurately predict what effects these conditions will ultimately have on our operations due to uncertainties relating to variants of the virus, vaccine effectiveness against the variants, the duration of the outbreak, and the length of the travel restrictions and business closures imposed by the governments of impacted countries, as the full impact of the pandemic on the economy and markets which we serve is as yet unknown.  Our financial results will also depend on variables including reduced demand from our customers, the degree that the supply chain may be constrained which could impact our delivery of product and the potential impact to our operations if there is a significant outbreak among our employees, as well as the amount of incremental demand caused by research and treatments in the areas of COVID-19 or related threats.

Information Related to Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “likely” or similar statements or variations of such terms. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, margins, costs, earnings, profitability, product development, demand, acceptance and market share, competitiveness, market opportunities and performance, levels of research and development, the success of our marketing, sales and service efforts, outsourced activities, operating expenses, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customers’ success, tax expenses, our management’s plans and objectives for our current and future operations and business focus, the impact of the COVID-19 pandemic, the expected benefits and other statements relating to our divestitures and acquisitions, including sale of the semiconductor automation business and the semiconductor cryogenics business, our adoption of newly issued accounting guidance, the levels of customer spending, general economic conditions, the sufficiency of financial resources to support future operations, and capital expenditures. Such statements are based on current expectations and involve risks, uncertainties and other factors which may cause the actual results, our performance or our achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the Risk Factors which are set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, or the 2021 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission, or SEC, on November 24, 2021, as updated and/or supplemented in subsequent filings with the SEC, including under Item 1A “Risk Factors” in Part II of this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release revisions to these forward-looking statements to reflect events or circumstances that occur after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence or effect of anticipated or unanticipated events. Precautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. Any additional precautionary statements made in our 2021 Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q.

Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to “we”, “us”, “our” and “the Company” refer to Azenta, Inc. and its consolidated subsidiaries.

OVERVIEW

We are a leading global provider of life science sample exploration and management solutions for the life sciences market. We support our customers from research to clinical development with our sample management, automated storage, and genomic services expertise to help our customers bring impactful therapies to market faster. We understand the importance of sample integrity and offer a broad portfolio of products and services spanning across the life cycle of samples from procurement and sourcing, automated storage platforms, genomic services and a broad range of consumables, informatics and data software, and sample management solutions. Our expertise and leadership positions make us a trusted partner to pharmaceutical, biotechnology, and life sciences research institutions globally. In total, our life sciences business employs approximately 2,900 full-time employees, part-time employees and contingent workers worldwide and have sales in more than 90 countries. We are headquartered in Chelmsford, Massachusetts and have operations in North America, Asia, and Europe.

In the life sciences sample management market, we utilize our core technology competencies and capabilities in automation and cryogenics to provide comprehensive bio-sample management solutions to a broad range of end markets within the life sciences industry. Our offerings include automated ultra-cold storage freezers, sample storage containers, instruments which assist in the workflow of sample management, genomic services and both on-site and off-site full sample management services. We expect the life sciences sample management market to remain one of our principal markets for our product and service offerings and provide favorable opportunities for the growth of our overall business. Over the past several years, we have acquired and developed essential capabilities required to strategically address the sample management needs across multiple end markets within the life sciences industry.

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

Within our Life Sciences Products segment, we have developed and continue to develop automated biological sample storage solutions for operating in ultra-low temperature environments. We have a complete line up of automated stores from ambient temperatures to -190°. Our BioStore’s ™ unique design allows controlled temperature storage down to -80°C with the industry’s highest throughput of sample retrieval.  Our BioStore portfolio offers improved data management and sample security for vaccines and biologics stored at -80°C.  Our BioStore’s ™ unique design allows controlled temperature storage with the industry’s highest throughput of sample retrieval and improved data management and sample security for vaccines and biologics stored at ultra-cold temperatures.

Within our Life Sciences Services segment, our genomics services business advances research and development activities by gene sequencing, synthesis, editing and related services. We offer a comprehensive, global portfolio that has both broad appeal in the life sciences industry as well as enable customers to select the best solution for their research challenge.  This portfolio also offers unique solutions for key markets such as cell and gene therapy, antibody development, and biomarker discovery by addressing genomic complexity and throughput challenges. Our sample repository solutions business is a global leader in sample storage and management, and provides a full suite of reliable cold and ultra-cold chain solutions.

Business and Financial Performance

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

Results of Operations – Revenue increased 18% as compared to the prior fiscal year period driven by both our Life Sciences Products and Life Sciences Services segments. Gross margin was 48.0% for the three months ended December 31, 2021, as compared to 48.5% for the corresponding period of the prior fiscal year. Operating expenses increased $10.4 million compared to the three months ended December 31, 2020, driven by increases in both research and development expenses and selling, general and administrative expenses. We reported an operating loss of $0.3 million for the three months ended December 31, 2021, as compared to operating income of $0.4 million for the corresponding prior fiscal year period due to an increase in operating expenses. Income from continuing operations increased $0.2 million due to a $3.1 million increase in income tax benefit.

December 31, 2021 Compared to September 30, 2021

Cash Flows and Liquidity - Cash and cash equivalents and restricted cash as presented on our Consolidated Statements of Cash Flows is on a total company basis and were $273.0 million as of December 31, 2021 compared to $285.3 million as of September 30, 2021. The decrease of $12.3 million included cash outflows for investing activities of $18.4 million and financing activities of $7.7 million, partially offset by cash inflows from operating activities of $15.6 million. The effects of foreign exchange reduced our cash balance by $1.8 million.

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

For further information with regard to our significant accounting policies and estimates, please refer to Note 2, "Summary of Significant Accounting Policies" in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q and in the Notes to our audited consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in our 2021 Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

Our performance for the three months ended December 31, 2021 and 2020 are as follows:

	Three Months Ended December 31,
Dollars in thousands	2021	2020
Revenue	$139,652	$118,142
Cost of revenue	72,608	60,807
Gross profit	67,044	57,335
Operating expenses
Research and development	6,485	5,088
Selling, general and administrative	60,711	51,930
Restructuring charges	173	(40)
Total operating expenses	67,369	56,979
Operating (loss) income	(325)	356
Interest income	35	76
Interest expense	(455)	(557)
Other income (expense), net	(1,077)	1,281
(Loss) income before income taxes	(1,822)	1,156
Income tax benefit	(4,680)	(1,550)
Income from continuing operations	$2,858	$2,706
Income from discontinued operations, net of tax	40,462	23,322
Net income	$43,320	$26,028

Summary

Revenue increased 18% as compared to the prior fiscal year period driven by both our Life Sciences Products and Life Sciences Services segments. Gross margin was 48.0% for the three months ended December 31, 2021, as compared to 48.5% for the corresponding period of the prior fiscal year. Operating expenses increased $10.4 million compared to the three months ended December 31, 2020, driven by increases in both research and development expenses and selling, general and administrative expenses. We reported an operating loss of $0.3 million for the three months ended December 31, 2021, as compared to operating income of $0.4 million for the corresponding prior fiscal year period due to an increase in operating expenses. Income from continuing operations increased $0.2 million as compared to the prior year primarily due to a $3.1 million increase in income tax benefit, partially offset by a $2.9 million change in (loss) income before income taxes.

Please refer to the commentary provided below for further discussion and analysis of the factors contributing to our results from operations for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020.

Revenue

Our revenue performance for the three months ended December 31, 2021 and 2020 is as follows:

	Three Months Ended December 31,
Dollars in thousands	2021	2020	% Change
Life Sciences Products	$49,877	$45,508	10%

Life Sciences Services	$89,775	$72,634	24%

Total revenue	$139,652	$118,142	18%

Revenue increased 18% driven by increases in both our Life Sciences Products and our Life Sciences Services segments. The COVID-19 pandemic has had varying impacts on our business for the three months ended December 31, 2021.

Our Life Sciences Products segment revenue increased 10% driven by increases in our automated cold sample management systems revenue and infrastructure services revenue, partially offset by a decrease in demand for our consumables and instruments revenue.

Our Life Sciences Service segment revenue increased 24% driven by increased revenue in both our sample repository solutions and genomics services businesses. Sample repository solutions revenue increased 26%. The primary drivers of this increase were storage, logistics services, and revenue from Trans-Hit Biomarkers Inc., or THB, which was acquired in December 2020. Genomic services revenue increased 23% due to an increase in demand across all services lines, primarily driven by increased revenue from next generation sequencing and gene synthesis services.

We estimate that the COVID-19 pandemic had a positive net impact of approximately $10 million on our revenue for both the three months ended December 31, 2021 and 2020.

Revenue generated outside the United States was $50.1 million, or 36% of total revenue, for the three months ended December 31, 2021, as compared to $45.5 million, or 38% of total revenue, for the corresponding period of the prior fiscal year. We had no individual customer that accounted for more than 10% of our consolidated revenue for the three months ended December 31, 2021 or 2020.

Operating Income (Loss)

Our operating income performance for the three months ended December 31, 2021 and 2020 is as follows:

	Three Months Ended December 31,
Dollars in thousands	2021	2020
Revenue:
Life Sciences Products	$49,877	$45,508
Life Sciences Services	89,775	72,634
Total revenue	$139,652	$118,142

Operating income:
Life Sciences Products	$4,388	$4,183
Life Sciences Products adjusted operating margin	9%	9%
Life Sciences Services	$7,883	$6,928
Life Sciences Services adjusted operating margin	9%	10%
Segment adjusted operating income	$12,271	$11,112
Total segment adjusted operating margin	9%	9%

Amortization of completed technology	1,773	2,005
Amortization of acquired intangible assets	6,272	6,905
Restructuring charges	173	(40)
Other unallocated corporate expenses	4,378	1,885
Total operating (loss) income	$(325)	$356
Total operating margin	(0)%	0%

We reported an operating loss of $0.4 million, a decrease of $0.7 million compared operating income of $0.3 million reported in the prior fiscal year period. This decrease was due to an increase in operating expenses of $10.4 million, partially offset by an increase is gross profit of $9.7 million. Within operating expenses, selling, general, and administrative expenses increased $8.8 million, and research and development expenses increased $1.4 million. Restructuring expenses increased $0.2 million.

Life Sciences Products segment adjusted operating income increased $0.2 million and adjusted operating margin was flat compared to the prior fiscal year period. Adjusted operating income for our Life Sciences Products segment excludes charges for amortization related to completed technology of $0.2 million and $0.3 million for the three months ended December 31, 2021 and 2020, respectively. Please refer to Note 15, “Segment Information” in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

Life Sciences Services segment adjusted operating income increased $1.0 million and adjusted operating margin decreased one percentage point. Adjusted operating income for our Life Sciences Services segment excludes charges for amortization related to completed technology of $1.6 million and $1.7 million for the three months ended December 31, 2021 and 2020, respectively. Please refer to Note 15, “Segment Information” in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

Gross Margin

Our gross margin performance for the three months ended December 31, 2021 and 2020 is as follows:

	Life Science Products		Life Science Services		Azenta Total
	Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,
Dollars in thousands	2021	2020	2021	2020	2021	2020
Revenue	$49,877	$45,508	$89,775	$72,634	$139,652	$118,142
Gross profit	22,690	20,525	44,354	36,810	67,044	57,335
Gross margin	45.5%	45.1%	49.4%	50.7%	48.0%	48.5%
Adjustments:
Amortization of completed technology	203	273	1,570	1,732	1,773	2,005
Adjusted gross profit	$22,894	$20,798	$45,924	$38,542	$68,817	$59,340
Adjusted gross margin	45.9%	45.7%	51.2%	53.1%	49.3%	50.2%

Total gross margin decreased 0.5 percentage points to 48.0% driven by decreased gross margin in our Life Sciences Services segment; partially offset by a gross margin increase in our Life Sciences Products segment.

Life Sciences Products segment gross margin increased 0.4 percentage points. The increase was primarily driven by cost reduction initiatives and customer mix within our automated storage systems business. Cost of revenue included $0.2 million of charges for amortization related to completed technology for the three months ended December 31, 2021 and $0.3 million for the three months ended December 31, 2020. Excluding the impact of the amortization of completed technology, margins expanded 0.2 percentage points during the three months ended December 31, 2021, as compared to the corresponding period of the prior fiscal year.

Life Sciences Services segment gross margin decreased 1.3 percentage points driven by both the sample repository solutions and genomics services businesses. Sample repository solutions gross margin decrease was primarily related to increased employee related costs within sample administration services. Genomic services gross margin decrease was driven by higher labor costs amid continued investment for growth in the business. Excluding the impact of the amortization of completed technology, margins decreased 1.9 percentage points during the three months ended December 31, 2021, as compared to the corresponding period of the prior fiscal year.

Research and Development Expenses

Our research and development expense for the three months ended December 31, 2021 and 2020 is as follows:

	Three Months Ended December 31,
Dollars in thousands	2021	2020	% Change
Life Sciences Products	$3,411	$2,337	46%

Life Sciences Services	$3,075	$2,747	12%

Total research and development expense	$6,485	$5,084	28%

Research and development expenses increased $1.4 million driven by both reporting segments. Life Sciences Products segment and Life Sciences Services segment expense increased $1.1 million and $0.3 million, respectively. The increase in both segments was primarily related to higher payroll costs and higher project costs.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended December 31, 2021 and 2020 is as follows:

	Three Months Ended December 31,
Dollars in thousands	2021	2020	% Change
Life Sciences Products	$15,095	$14,283	6%

Life Sciences Services	$34,978	$28,867	21%

Corporate	$10,638	$8,780	21%

Total selling, general and administrative expense	$60,711	$51,930	17%

Total selling, general and administrative expenses increased $8.8 million, driven by increases in both our segments and an increase in unallocated corporate expenses.

Within our segment expenses discussed below, we allocate certain corporate general and administrative expenses including costs related to shared corporate functions which include finance, information technology, human resources, legal, executive, governance, logistics and compliance. In total, corporate general and administrative expense allocated to segments increased $2.8 million, partially due to an increase in corporate staff in preparation to fully staff two separate companies, creating a duplication of roles during the transition period.

Life Sciences Products segment selling, general and administrative expenses increased $0.8 million primarily related to higher allocated costs, and integration of an acquisition.

Life Sciences Services segment selling, general and administrative expenses increased $6.1 million primarily related to headcount investments in the commercial organization and lab support personnel.  In addition, bad debt expense was higher due to a one-time reversal that occurred in the three months ended December 31, 2020, and higher Corporate allocated costs driven by the factors discussed above.

Unallocated corporate expenses increased $2.1 million, primarily due to higher merger and acquisition costs and costs related to the separation of the Company.  Unallocated corporate expenses also include amortization primarily related to customer relationship intangible assets, which decreased $0.6 million, and costs related to the transformation of our business of $0.6M.

Restructuring Charges

Restructuring charges increased $0.2 million. The three months ended December 31, 2021 includes charges for actions taken related to the transformation of our business. Costs savings from these actions are expected to be realized in future periods.

Non-Operating Income (Expenses)

Interest income - Interest income was less than $0.1 million for both the three months ended December 31, 2021 and 2020.

Interest expense – Interest expense was $0.5 million and $0.6 million, respectively, for the three months ended December 31, 2021 and 2020. Interest expense is primarily related to interest expense on our term loan.

Other income (expenses), net – For the three months ended December 31, 2021, we had other expense of $1.1 million, as compared to other income of $1.3 million for the three months ended December 31, 2020. The change from the corresponding prior fiscal year period is primarily due to higher foreign currency exchange losses.

Income Tax Provision / Benefit

We recorded an income tax benefit of $4.7 million during the three months ended December 31, 2021. The benefit for the three months ended December 31, 2021 was primarily driven by a $4.8 million discrete stock compensation windfall benefit for tax deductions that exceeded the associated book compensation expense.

We recorded an income tax benefit of $1.6 million during the three months ended December 31, 2020. The tax benefit for the three months ended December 31, 2020 was primarily driven by a $1.9 million discrete stock compensation windfall benefit for tax deductions that exceeded the associated book compensation expense.

Discontinued Operations

Discontinued operations for the three months ended December 31, 2021 and 2020 include our semiconductor automation business. In the fourth quarter of fiscal year 2021, we entered into a definitive agreement to sell our semiconductor automation business to THL for $3 billion in cash, subject to net working capital and other adjustments. On February 1, 2022, subsequent to the close of our first fiscal quarter of 2022, we completed the sale of our semiconductor automation business to THL for $3.0 billion in cash, subject to network capital and other adjustments. Net cash proceeds from the divestiture are expected to be approximately $2.4 billion upon the settlement of fees and taxes. The three months ended December 31, 2020 include an adjustment to our previously recorded gain on sale from our semiconductor cryogenics business, which was completed on July 1, 2019.

Revenue from discontinued operations was $203.7 million and $131.4 million, respectively, for the three months ended December 31, 2021 and 2020 and relates to the semiconductor automation business. Net income from discontinued operations was $40.5 million and $23.3 million the three months ended December 31, 2021 and 2020, respectively. The income from discontinued operations only includes direct operating expenses incurred that (1) are clearly identifiable as costs being disposed of upon completion of the sale and (2) will not be continued by our company on an ongoing basis. Indirect expenses which supported the semiconductor automation business and which remained as part of the continuing operations, are not reflected in income from discontinued operations.

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

The discussion of our cash flows and liquidity that follows does not include the impact of discontinued operations and is stated on a total company consolidated basis.

Overview of Cash Flows and Liquidity

Our cash and cash equivalents, restricted cash and marketable securities as of December 31, 2021 and September 30, 2021 consist of the following (in thousands):

	December 31, 2021	September 30, 2021
Cash and cash equivalents	$215,168	$227,427
Restricted cash	12,874	12,906
Cash and cash equivalents and restricted cash	228,042	240,333
Short-term marketable securities	51	81
Long-term marketable securities	3,724	3,598
	$231,817	$244,012

Cash, cash equivalents and restricted cash	$228,042	$240,333
Cash and cash equivalents included in assets held for sale	45,000	45,000
	$273,042	$285,333

Our cash and cash equivalents, restricted cash and marketable securities were $231.8 million as of December 31, 2021 and exclude $45 million of cash included within assets held for sale related to the semiconductor automation business. As of December 31, 2021, we had cash, cash equivalents and restricted cash including cash in assets held for sale of $273.0 million, of which $174.6 million was held outside of the United States. If these funds are needed for the United States operations, we would need to repatriate these funds.  As a result changes in U.S. tax legislation, any repatriation in the future would likely not result in U.S. federal income tax.  During the quarter ended September 30, 2021 we repatriated foreign cash to the U.S. in planning for the sale of the discontinued operation and recognized all related tax costs.  We have provided immaterial deferred income taxes for the impact of these future repatriations.  Aside from these actions, our intent is to reinvest the remaining foreign cash outside of the United States and our current operating plans do not demonstrate a need to repatriate these funds for our U.S. operations. We had marketable securities of $3.8 million and $3.7 million as of December 31, 2021 and September 30, 2021, respectively. Our marketable securities are generally readily convertible to cash without an adverse impact.

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

Overview

Cash and cash equivalents and restricted cash as presented on our Consolidated Statements of Cash Flows is on a total company basis and were $273.0 million as of December 31, 2021 compared to $285.3 million as of September 30, 2021. The decrease of $12.3 million included cash outflows for investing activities of $18.4 million and financing activities of $7.7 million, partially offset by cash inflows from operating activities of $15.6 million. The effects of foreign exchange reduced our cash balance by $1.8 million.

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as earnings, working capital needs and the timing of payments for income taxes, restructuring activities and other operating charges impact reported cash flows.

Cash flows from operating activities of $15.6 million for the three months ended December 31, 2021, resulted from net income $43.3 million, adjusted to exclude the effect of non-cash operating charges of $17.7 million, partially offset by an increase in net operating assets of $45.4 million. Cash outflows from the increase in net operating assets were primarily driven by increases in inventory and deferred revenue, partially offset by an increase in accrued expenses and other liabilities and a decrease in prepaid expenses and other assets.

Cash flows from operating activities of $43.7 million for the three months ended December 31, 2020, resulted from net income $26.0 million, adjusted to exclude the effect of non-cash operating charges of $18.5 million, partially offset by an increase in net operating assets of $1.0 million. The changes in net operating assets consisted primarily of accrued compensation and tax withholdings as a result of year-end cash incentive bonus payments, inventory, and accounts receivable, partially offset by increases to accrued expenses and accounts payable.

Discontinued operations contributed $40.5 million and $23.3 million of net income to the three months ended December 31, 2021 and 2020, respectively.

Investing Activities

Cash flows used in investing activities consist primarily of cash used for acquisitions, capital expenditures and purchases of marketable securities as well as cash proceeds generated from sales and maturities of marketable securities. Cash used in investing activities was $18.4 million during the three months ended December 31, 2021 and was primarily comprised of capital expenditures. Cash used in investing activities was $30.3 million during the three months ended December 31, 2020 for capital expenditures of $15.2 million and acquisitions of $15.1M

Financing Activities

Cash outflows for financing activities were $7.7 million during the three months ended December 31, 2021 which primarily consisted of cash outflows for cash dividend payments of $7.4 million. Cash used in financing activities was $8.2 million during the three months ended December 31, 2020, which primarily consisted of cash outflows for cash dividend payments of $7.4 million.

China Facility

In April 2019, we committed to construct a facility in Suzhou China, to consolidate the multiple locations in Suzhou, China related to the genomics business and provide infrastructure to support future growth.  The facility is being constructed in two phases.  We have incurred $45.5 million incurred to date related to the construction of the facility, which includes $9.9 million incurred for the three months ended December 31, 2021.

Divestiture and Extinguishment of Debt

On February 1, 2022, subsequent to the close of our first fiscal quarter of 2022, we completed the sale of our semiconductor automation business to THL for $3.0 billion in cash, subject to network capital and other adjustments. Net cash proceeds from the divestiture are expected to be approximately $2.4 billion upon the settlement of fees and taxes. Upon closure of the sale on February 1, 2022, we utilized $50 million of proceeds to extinguish outstanding debt. The Company also terminated its revolving line of credit, which had no borrowings outstanding.

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

The credit agreement, as amended, contains certain customary representations and warranties, covenants and events of default. As of December 31, 2021, we were in compliance with all covenants and conditions under the credit agreement, as amended.

At December 31, 2021, the outstanding principal balance of the term loan was $49.7 million, excluding unamortized deferred financing costs of $0.3 million.

Borrowings under the term loan are subject to a variable interest rate. As a result, we may experience exposure to interest rate risk due to the potential volatility associated with the variable interest rate on the term loan. If rates increase, we may be subject to higher costs of servicing the loan which could reduce our profitability and cash flows.

During the three months ended December 31, 2021, the weighted average stated interest rate on the term loans was 2.7%. During the three months ended December 31, 2021, we incurred aggregate interest expense of $0.4 million on the term loans, including $0.1 million of deferred financing costs amortization. Our debt service requirements are expected to be funded through our existing sources of liquidity and operating cash flows.

On February 1, 2022, we settled the Term Loan using proceeds from the sale of the semiconductor automation business as discussed above.

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

There were no amounts outstanding under the line of credit as of December 31, 2021 and September 30, 2021. The Company records commitment fees and other costs directly associated with obtaining the line of credit facility as deferred financing costs which are amortized over the term of the related financing arrangement. Deferred financing costs were $0.1 million for the period ended December 31, 2021 and September 30, 2021, respectively. The line of credit contains certain customary representations and warranties, a financial covenant and affirmative and negative covenants as well as events of default. The Company was in compliance with the line of credit covenants as of December 31, 2021.

On February 1, 2022, we closed the revolving line of credit in connection with the sale of the semiconductor automation business, as discussed above.

Share Repurchase Program

On September 29, 2015, our Board of Directors approved a share repurchase program for up to $50.0 million worth of our common stock. The timing and amount of any shares repurchased will be based on market and business conditions, legal requirements and other factors and repurchases may be commenced or suspended at any time at our discretion. There were no shares repurchased under this program during the three months ended December 31, 2021 and there have been no shares repurchased under this program since its inception.

Contractual Obligations and Requirements

At December 31, 2021we had non-cancellable commitments of $59.9 million, including primarily purchase orders for inventory of $44.0 million, information technology related commitments of $14.2 million, and China facility commitments of $1.7 million.

At December 31, 2021, we had approximately $1.3 million of letters of credit outstanding related primarily to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from our customers in the event that the product is not delivered, or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if we fail to meet certain contractual requirements. None of these obligations were called during the three months ended December 31, 2021, and we currently do not anticipate any of these obligations to be called in the near future.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including fluctuations in foreign currency exchange rates and changes in interest rates affecting interest payments on our term loan and investment return on our cash and cash equivalents, restricted cash and short-term and long-term investments.

Interest Rate Exposure

Our term loan has a variable interest rate which subjects us to interest rate risk. Our primary interest rate risk exposure results from changes in the short-term LIBOR rate, the federal funds effective rate and the prime rate. During the three months ended December 31, 2021, the weighted average stated interest rate on all of our then outstanding term loans was 2.7%. At December 31, 2021, the outstanding term loans principal balance on our remaining term loan was $49.7 million, net of unamortized deferred financing costs of $0.3 million. During the three months ended December 31, 2021, we incurred cash interest expense of $0.3 million on all of our then outstanding term loans. A hypothetical 100 basis point change in interest rates would result in a $0.1 million change in interest expense incurred during the three months ended December 31, 2021.

Our cash and cash equivalents and restricted cash consist principally of money market securities that are short-term in nature. At December 31, 2021, our total short-term and long-term investments were $3.8 million, consisting mostly of highly rated corporate debt securities and other debt securities. At December 31, 2021, we had an insignificant amount of securities in an unrealized loss position. A hypothetical 100 basis point change in interest rates would result in an insignificant increase in interest income earned during the three months ended December 31, 2021.

Currency Rate Exposure

We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were approximately 38% and 43% of our total sales, respectively, during the three months ended December 31, 2021 and 2020. These sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.

In the normal course of our business, we have liquid assets denominated in non-functional currencies which include cash, short-term advances between our legal entities and accounts receivable which are subject to foreign currency exposure. Such balances were approximately $110.0 million and $119.4 million, respectively, at December 31, 2021 and September 30, 2021, and related to the Euro, British Pound and a variety of Asian currencies. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to mitigate our exposures to currency movement. We incurred foreign currency losses of $1.9 million and $0.8 million during the three months ended December 31, 2021 and 2020, respectively, which related to the currency fluctuation on these balances between the time the transaction occurred and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at December 31, 2021 and 2020 would result in an approximate change of $3.1 million and less than $4.6 million, respectively, in our net income during the three months ended December 31, 2021 and 2020.

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

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under Item 1A. Risk Factors in our 2021 Annual Report on Form 10-K. There have been no material changes from the risk factors disclosed in our 2021 Annual Report on Form 10-K, other than the addition of the risk factor set forth below. We may disclose changes to risk factors or additional factors from time to time in our future filings with the SEC.

Changes in key personnel could impair our ability to execute our business strategy.

The continuing service of our executive officers and essential engineering, scientific and management personnel, together with our ability to attract and retain such personnel, is an important factor in our continuing ability to execute our strategy. There is substantial competition to attract and retain such employees and the loss of any such key employees could have a material adverse effect on our business and operating results. The same could be true if we were to experience a high turnover rate among engineering and scientific personnel and we were unable to replace them. Our ability to attract and retain employees may be negatively impacted by employees’ reactions to our health and safety policies related to COVID-19 vaccination, masks and/or flexibility to work remotely, particularly in the United States. Any failure to attract, recruit, train, retain, motivate and integrate qualified personnel could materially harm our operating results and growth prospects.

The global nature of our business exposes us to multiple risks.

During fiscal years ended September 30, 2021, 2020 and 2019, approximately 38%, 34% and 32% of our revenue was derived from sales outside of North America. We expect that international sales, including increased sales in Asia, will continue to account for a significant portion of our revenue for the foreseeable future, and that in particular, the proportion of our sales to customers in China will continue to increase, due in large part to our significant genomic services operation in China. Additionally, we intend to invest additional resources in facilities in China, which will increase our global footprint of sales, service and repair operations. As a result of our international operations, we are exposed to many risks and uncertainties, including

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

In addition, approximately $1.0 billion of the proceeds from the recently completed sale of the semiconductor automation business is held outside of the United States and our ability to repatriate any of these funds for use in the United Sates or elsewhere in our business may be limited, which could negatively impact our opportunities to deploy our capital.

Unfavorable currency exchange rate fluctuations may impact our significant foreign currency holdings, lead to lower operating margins, or may cause us to raise prices, which could result in reduced sales.

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

In addition, approximately $1.0 billion of the cash we received upon the completion of the sale of our semiconductor automation business on February 1, 2022 is denominated in Euro, which represents a substantial portion of our current cash balance. As a result of our increased foreign currency holdings, our financial results and capital ratios may be impacted by movements in exchange rates, and a significant portion of our assets must be translated into U.S. dollars for external reporting purposes or converted into U.S. dollars to meet our strategic needs and service obligations such as any future U.S. dollar-denominated indebtedness or dividends. We may seek to mitigate our exposure to currency exchange rate fluctuations, but our efforts may not be successful.

From time to time, we enter into forward exchange contracts to reduce currency exposure. However, we cannot be certain that our efforts will be adequate to protect us against significant currency fluctuations or that such efforts will not expose us to additional exchange rate risks, which could materially and adversely affect our results of operations.

Our business and operations could be negatively affected by stockholder activism, which could impact the trading price and volatility of our common stock and may constrain capital deployment opportunities and adversely impact our ability to expand our business.

Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expenses, hinder the execution of our business and growth strategy, constrain our capital deployment opportunities, and impact the price of our common stock.

Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the price of our common stock, our cash balance or other reasons may cause us to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our Board of Director’s attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, the price of our common stock and could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism. We received a significant amount of cash upon the completion of the sale of the semiconductor automation business and if we become the focus of stockholder activism as a result thereof or for any other reasons, we may be constrained in our capital deployment opportunities and may be limited in the types of investments that are available to us.

Item 6. Exhibits

The following exhibits are included herein:

Exhibit No.	Description

3.1

Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.01 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-189582), filed on June 25, 2013)

3.2

Certificate of Amendment to the Certificate of Incorporation of the Company, effective as of December 1, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 1, 2021).

3.3	Amended and Restated Bylaws of the Company, effective as of December 1, 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on December 1, 2021).
31.01	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended December 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets; (ii) the unaudited Consolidated Statements of Operations; (iii) the unaudited Consolidated Statements of Comprehensive Income; (iv) the unaudited Consolidated Statements of Cash Flows; (v) the unaudited Consolidated Statements of Changes in Stockholders Equity; and (vi) the Notes to the unaudited Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded in the iXBRL document.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AZENTA, INC.

Date: February 9, 2022	/s/ Lindon G. Robertson
Lindon G. Robertson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 9, 2022	/s/ Vandana Sriram
Vandana Sriram
Vice President-Finance and Corporate Controller
(Principal Accounting Officer)