Form 10-Q
period 2022-03-31
Azenta, Inc.
filed 2022-05-16
CIK 933974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, May 13, 2022: common stock, $0.01 par value and 74,988,765 shares outstanding.

AZENTA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AZENTA, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	March 31,	September 30,
	2022	2021

Assets
Current assets
Cash and cash equivalents	$1,936,291	$227,427
Marketable securities	816,512	81
Accounts receivable, net of allowance for expected credit losses ($4,622 and $4,318, respectively)	137,578	119,877
Inventories	77,752	60,398
Prepaid expenses and other current assets	74,961	58,198
Current assets held for sale	—	311,385
Total current assets	3,043,094	777,366
Property, plant and equipment, net	150,426	130,719
Long-term marketable securities	260,220	3,598
Long-term deferred tax assets	1,816	10,043
Goodwill	467,746	469,356
Intangible assets, net	170,507	186,534
Other assets	65,237	58,068
Non-current assets held for sale	—	183,828
Total assets	$4,159,046	$1,819,512
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$35,868	$42,360
Deferred revenue	30,700	25,724
Accrued warranty and retrofit costs	2,491	2,330
Accrued compensation and benefits	41,708	33,183
Accrued restructuring costs	183	304
Accrued income taxes payable	430,650	8,711
Accrued expenses and other current liabilities	76,363	103,537
Current liabilities held for sale	—	128,939
Total current liabilities	617,963	345,088
Long-term debt	—	49,677
Long-term tax reserves	2,023	1,973
Long-term deferred tax liabilities	17,502	13,030
Long-term pension liabilities	720	705
Long-term operating lease liabilities	48,698	45,088
Other long-term liabilities	7,164	6,173
Non-current liabilities held for sale	—	32,444
Total liabilities	694,070	494,178
Commitments and contingencies (Note 16)
Stockholders' Equity
Preferred stock, $0.01 par value - 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value - 125,000,000 shares authorized, 88,445,490 shares issued and 74,983,621 shares outstanding at March 31, 2022, 87,808,922 shares issued and 74,347,053 shares outstanding at September 30, 2021	885	878
Additional paid-in capital	1,986,796	1,976,112
Accumulated other comprehensive income	(7,398)	19,351
Treasury stock, at cost - 13,461,869 shares	(200,956)	(200,956)
Retained earnings (accumulated deficit)	1,685,649	(470,051)
Total stockholders' equity	3,464,976	1,325,334
Total liabilities and stockholders' equity	$4,159,046	$1,819,512

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AZENTA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

Revenue
Products	$49,449	$46,233	$95,318	$87,695
Services	96,095	83,302	189,878	159,982
Total revenue	145,544	129,535	285,196	247,677
Cost of revenue
Products	24,953	22,787	49,475	45,580
Services	49,766	48,848	97,852	86,862
Total cost of revenue	74,719	71,635	147,327	132,442
Gross profit	70,825	57,900	137,869	115,235
Operating expenses
Research and development	6,896	5,236	13,381	10,324
Selling, general and administrative	68,515	61,892	129,226	113,823
Restructuring charges	122	92	295	53
Total operating expenses	75,533	67,220	142,902	124,200
Operating loss	(4,708)	(9,320)	(5,033)	(8,965)
Interest income	3,076	18	3,111	94
Interest expense	(1,555)	(452)	(2,010)	(1,008)
Loss on extinguishment of debt	(632)	—	(632)	—
Other income (expenses), net	(1,170)	108	(2,248)	1,389
Loss before income taxes	(4,989)	(9,646)	(6,812)	(8,490)
Income tax benefit	(3,173)	(2,310)	(7,853)	(3,860)
(Loss) income from continuing operations	(1,816)	(7,336)	1,041	(4,630)
Income from discontinued operations, net of tax	2,121,690	31,084	2,162,152	54,406
Net income	$2,119,874	$23,748	$2,163,193	$49,776
Basic net income per share:
(Loss) income from continuing operations	$(0.02)	$(0.10)	$0.01	$(0.06)
Income from discontinued operations, net of tax	28.31	0.42	28.90	0.73
Basic net income per share	$28.28	$0.32	$28.91	$0.67
Diluted net income per share:
(Loss) income from continuing operations	$(0.02)	$(0.10)	$0.01	$(0.06)
Income from discontinued operations, net of tax	28.31	0.42	28.77	0.73
Diluted net income per share	$28.28	$0.32	$28.79	$0.67
Weighted average shares used in computing net income per share:
Basic	74,958	74,265	74,823	74,142
Diluted	74,958	74,265	75,145	74,142

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AZENTA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

Net income	$2,119,874	$23,748	$2,163,193	$49,776
Other comprehensive income, net of tax:
Foreign currency translation reclassification adjustments included in income from discontinued operation (Note 2)	(16,567)	—	(16,567)	—
Net investment hedge currency translation adjustment	10,673	—	10,673	—
Foreign currency translation adjustments	(22,431)	(12,547)	(17,630)	717
Unrealized loss on marketable securities, net of tax effects of $0, $0 fiscal years 2022 and 2021	(3,306)	—	(3,306)	—
Actuarial gains, net of tax effects of $20 and $21 during the three and six months ended March 31, 2022, ($4) and $1 during the three and six months ended March 31, 2021	84	39	81	1
Total other comprehensive income, net of tax	(31,547)	(12,508)	(26,749)	718
Comprehensive income	$2,088,327	$11,240	$2,136,444	$50,494

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AZENTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended
	March 31,
	2022	2021

Cash flows from operating activities
Net income	$2,163,193	$49,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,005	31,543
Stock-based compensation	7,230	14,191
Amortization of deferred financing costs	66	113
Deferred income taxes	11,054	(10,161)
Loss on extinguishment of debt	632	—
(Gain) loss on disposals of property, plant and equipment	(30)	51
Gain on divestiture, net of tax	(2,130,351)	—
Adjustment to the gain on divestiture of semiconductor cryogenics business, net of tax	—	948
Fees paid stemming from divestiture	(52,461)	—
Changes in operating assets and liabilities, net of acquisitions and divestiture:
Accounts receivable	(456)	(35,033)
Inventories	(55,033)	(11,301)
Prepaid expenses and other assets	(48,891)	3,157
Accounts payable	(7,906)	14,136
Deferred revenue	5,215	4,659
Accrued warranty and retrofit costs	(198)	(261)
Accrued compensation and tax withholdings	10,875	(5,371)
Accrued restructuring costs	(113)	(124)
Accrued expenses and other liabilities	15,430	21,619
Net cash (used in) provided by operating activities	(55,739)	77,942
Cash flows from investing activities
Purchases of property, plant and equipment	(44,326)	(25,531)
Purchases of technology intangibles	(4,000)	—
Purchases of marketable securities	(1,074,428)	(75)
Sales of marketable securities	3,710	25
Proceeds from divestiture, net of cash transferred	2,927,245	—
Adjustment to proceeds from divestiture of semiconductor cryogenics business	—	(1,802)
Net cash provided by (used in) investing activities	1,808,201	(27,383)
Cash flows from financing activities
Proceeds from issuance of common stock	3,461	2,583
Principal payments on debt	(49,725)	(414)
Payments of finance leases	(312)	(638)
Payment for contingent consideration related to acquisition	(9,400)	—
Common stock dividends paid	(7,494)	(14,856)
Net cash used in financing activities	(63,470)	(13,325)
Effects of exchange rate changes on cash and cash equivalents	(25,372)	6,051
Net increase in cash, cash equivalents and restricted cash	1,663,620	43,285
Cash, cash equivalents and restricted cash, beginning of period	285,333	302,526
Cash, cash equivalents and restricted cash, end of period	$1,948,953	$345,811
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
	March 31,	September 30,
	2022	2021
Cash and cash equivalents of continuing operations	$1,936,291	$227,427
Cash and cash equivalents included in assets held for sale	—	45,000
Short-term restricted cash included in prepaid expenses and other current assets	3,567	7,145
Long-term restricted cash included in other assets	9,095	5,761
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$1,948,953	$285,333

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AZENTA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY

(unaudited)

(In thousands, except share data)

		Common		Accumulated
	Common	Stock at	Additional	Other
	Stock	Par	Paid-In	Comprehensive	Accumulated	Treasury	Total
	Shares	Value	Capital	Income	Deficit	Stock	Equity
Balance December 31, 2021	88,375,410	$884	$1,977,571	$24,149	$(434,225)	$(200,956)	$1,367,423
Shares issued under restricted stock and purchase plans, net	74,673	1	3,460				3,461
Stock-based compensation			5,765				5,765
Net investment hedge currency translation adjustment				10,673			10,673
Foreign currency translation adjustments reclassed out of accumulated other comprehensive income related to discontinued operations				(16,567)			(16,567)
Foreign currency translation adjustments				(22,431)			(22,431)
Changes in unrealized gains on marketable securities, net of tax				(3,306)			(3,306)
Actuarial loss, net of tax effects of $3				84			84
Net income					2,119,874		2,119,874
Balance March 31, 2022	88,450,083	$885	$1,986,796	$(7,398)	$1,685,649	$(200,956)	$3,464,976

Balance December 31, 2020	87,672,132	$877	$1,949,556	$35,145	$(532,468)	$(200,956)	$1,252,154
Shares issued under restricted stock and purchase plans, net	83,534	1	2,582				2,583
Stock-based compensation			7,481				7,481
Common stock dividends declared, at $0.10 per share					(7,432)		(7,432)
Foreign currency translation adjustments				(12,547)			(12,547)
Actuarial losses, net of tax effects of ($4)				39			39
Net income					23,748		23,748
Balance March 31, 2021	87,755,666	$878	$1,959,619	$22,637	$(516,152)	$(200,956)	$1,266,026

Balance September 30, 2021	87,808,922	$878	$1,976,112	$19,351	$(470,051)	$(200,956)	$1,325,334
Shares issued under restricted stock and purchase plans, net	641,161	7	3,455				3,462
Stock-based compensation			7,229				7,229
Common stock dividends declared, at $0.10 per share					(7,493)		(7,493)
Net investment hedge currency translation adjustment				10,673			10,673
Foreign currency translation adjustments reclassed out of accumulated other comprehensive income related to discontinued operations				(16,567)			(16,567)
Foreign currency translation adjustments				(17,630)			(17,630)
Changes in unrealized gains on marketable securities, net of tax				(3,306)			(3,306)
Actuarial loss, net of tax effects of $0				81			81
Net income					2,163,193		2,163,193
Balance March 31, 2022	88,450,083	$885	$1,986,796	$(7,398)	$1,685,649	$(200,956)	$3,464,976

Balance September 30, 2020	87,293,710	$873	$1,942,850	$21,919	$(551,072)	$(200,956)	$1,213,614
Shares issued under restricted stock and purchase plans, net	461,956	5	2,578				2,583
Stock-based compensation			14,191				14,191
Common stock dividends declared, at $0.10 per share					(14,856)		(14,856)
Foreign currency translation adjustments				717			717
Actuarial losses, net of tax effects of $5				1			1
Net income					49,776		49,776
Balance March 31, 2021	87,755,666	$878	$1,959,619	$22,637	$(516,152)	$(200,956)	$1,266,026

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

On February 1, 2022, the Company completed the sale of the semiconductor automation business for $2.9 billion in cash, subject to working capital and other customary adjustments. Net cash proceeds from the sale are expected to be $2.5 billion, after deducting estimated taxes payable and other items, such as closing costs.

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

Tthroughout the pandemic, the Company’s operations have seen little interruption as the Company has adapted to having required employees on site and the balance of employees mostly working from home.  The Company has followed government guidance in each region and has implemented the U.S. Centers for Disease Control and Prevention social distancing guidelines and other best practices to protect the health and safety of the Company’s employees. The COVID-19 pandemic has not had a substantial negative impact on the Company’s financial results and a portion of this impact has been mitigated by the Company’s realignment of resources to satisfy incremental orders related to virus research and vaccine development and commercialization. Future impacts on the Company’s financial results are not fully determinable, as the full impact of the pandemic on the economy and markets which the Company serves is as yet unknown, but will be dependent, in part, on future variants of the virus and vaccine effectiveness against these variants and new or prolonged government responses to the pandemic. The Company’s financial results will also depend on variables including reduced demand from its customers, the degree that the supply chain may be constrained which could impact its delivery of products and services and the potential negative impact on its operations if there is an outbreak among the Company’s employees, as well as the amount of incremental demand caused by research and treatments in the areas of COVID-19 or related threats.

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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2022, and its results of operations for the three months and six months ended March 31, 2022, and 2021, and cash flows for the six months ended March 31, 2022, and 2021. The consolidated balance sheet at September 30, 2021 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements

Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission for the fiscal year ended September 30, 2021 (the “2021 Annual Report on Form 10-K”). The accompanying Consolidated Balance Sheet as of September 30, 2021 was derived from the audited annual consolidated financial statements as of the period then ended.

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates are associated with recording accounts receivable, inventories, goodwill, intangible assets other than goodwill, long-lived assets, derivative financial instruments, deferred income taxes, warranty obligations, revenue over time, and stock-based compensation expense. The Company assesses the estimates on an ongoing basis and record changes in estimates in the period they occur and become known. Actual results could differ from these estimates.

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

Foreign Currency Translation

Certain transactions of the Company and its subsidiaries are denominated in currencies other than their functional currency. Foreign currency exchange gains (losses) generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other income (expenses), net” in the Company’s Consolidated Statements of Operations. Net foreign currency transaction and remeasurement losses were $1.2 million and $0.4 million during the three months ended March 31, 2022 and 2021, respectively. Net foreign currency transaction and remeasurement losses were $3.2 million and gains were $0.4 million during the six months ended March 31, 2022 and 2021, respectively.

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

The semiconductor automation business had foreign operations which had a cumulative translation adjustment balance of $16.6 million at the date of disposal. This amount was removed from accumulated other comprehensive income during the three months ended March 31, 2022, included in the gain on the sale of the semiconductor automation business. As a result, the Company presented a $16.6 million reclassification adjustment in other comprehensive income for the period.

Derivative Financial Instruments

The Company has transactions and balances denominated in currencies other than U.S. dollars. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. The Company enters into foreign exchange contracts to reduce its exposure to currency fluctuations. The arrangements typically mature in three months or less and they do not qualify for hedge accounting. Net gains and losses related to these contracts are recorded as a component of “Other income (expenses), net” in the accompanying unaudited Consolidated Statements of Operations and are as follows for the three and six months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Realized gains (losses) on derivatives not designated as hedging instruments	$1,125	$(5,173)	$1,054	$(6,335)

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

Hedging Activities

During the three months ended March 31, 2022, the Company entered into a cross-currency swap agreement to hedge the variability of exchange rate impacts between the United States dollar and the Euro. Under the terms of the cross-currency swap agreement, the Company notionally exchanged approximately $1.03 billion for approximately €915 million at a weighted average interest rate of approximately 1.196%. The designated notional amount is $960 million and the actual interest rate is 1.283%. 1.283% was in the range of the market value for that day and is the true interest rate on the notional amount. This cross-currency swap agreement expires in February 2023. We have designated the cross-currency swap as a hedge of net investments against one of our Euro denominated subsidiaries which requires an exchange of the notional amounts at maturity. At the maturity of the cross currency-swap, the Company will deliver a notional amount of €852 million and receive a notional amount of $960 million at an exchange rate of 1.1261.

This cross-currency swap is marked to market at each reporting period, representing the fair values of the cross-currency swap and any changes in fair value are recognized as a component of Accumulated other comprehensive items, net, on the Statements of Comprehensive Income. Interest accrued on the cross-currency swap is recorded within Interest Income on the Consolidated Statements of Operations. For the three and six months ended March 31, 2022, the Company recorded a gain of $10.7 million to Accumulated other comprehensive income and recorded interest income of $2.1 million on this instrument.

Fair Value Measurements

The Company measures certain financial assets and liabilities, including cash equivalents, available for sale securities, accounts receivable, accounts payable, and derivative instruments at fair value. FASB ASC 820, Fair Value Measurement and Disclosures, establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Available for sale securities and derivative instruments are measured at fair value based on quoted market prices or observable inputs other than quoted market prices for identical or similar assets or liabilities. The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short-term nature.

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

Recently Issued Accounting Pronouncements

In November 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-10, Government Assistance (Topic 832) – Disclosures by Business Entities about Government Assistance. The amendment in this ASU requires disclosures to increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. This ASU is effective for annual periods beginning after December 15, 2021. The Company will adopt the provisions of this ASU in fiscal 2023. The Company is evaluating the effect of adopting this new accounting guidance.

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

3. Discontinued Operations

Disposition of Semiconductor Automation Business

On September 20, 2021, the Company entered into a definitive agreement to sell its semiconductor automation business to THL. On February 1, 2022, the Company completed the sale of the semiconductor automation business for $2.9 billion in cash, subject to working capital and other customary adjustments. Net proceeds from the sale are expected to be $2.5 billion, after excluding estimated taxes payable. Net income from discontinued operations for March 31, 2022 is inclusive of the gain on sale of $2.6 billion. As part of the transaction, the Company recorded an $18.1 million liability related to retention bonuses and cash settled stock based awards for former employees of the Company that were conveyed with the transaction. The Company will remit payment to THL during fiscal 2023, at the end of the retention period which THL will directly remit to the respective individuals. The semiconductor automation business is comprised of the Semiconductor Solution Group segment. Following the completion of the sale, the Company no longer serves the semiconductor market.

In connection with the closing of the sale, the Company and THL entered into a transition services agreement, to which both the Company and THL will provide each other with certain transition services related to finance and accounting, information technology, human resources, compliance, facilities, legal and research and development support, for time periods ranging from three to 24 months. In addition, the Company entered into two separate lease agreements for leases back to the Company for portions of the facilities that have served as its corporate headquarters in Chelmsford, Massachusetts, and were sold to THL as part of the sale agreement. Each lease provides for a term of 24 months, which may be terminated earlier by the Company upon 90 days’ notice to THL. The transition services agreement and lease agreements approximate fair value and there is no material impact to the Company’s results.

During the fourth quarter of fiscal 2021, the Company determined that the semiconductor automation business met the criteria to be classified as a discontinued operation and, as a result, its historical financial results are reflected in the

Company’s financial statements as a discontinued operation, and assets and liabilities were classified as assets and liabilities held for sale.

The following table presents the financial results of discontinued operations with respect to the semiconductor automation business (in thousands).

	Three months ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Revenue
Products	$56,722	$144,136	$244,962	$	$ 262,290
Services	4,038	12,915	19,468		26,122
Total revenue	60,760	157,051	264,430		288,412
Cost of revenue
Products	33,568	82,727	141,165		151,504
Services	2,850	4,950	11,159		11,741
Total cost of revenue	36,418	87,677	152,324		163,245
Gross profit	24,342	69,374	112,106		125,167
Operating expenses
Research and development	4,746	11,708	18,486		22,702
Selling, general and administrative	7,466	17,841	30,142		31,940
Restructuring charges	-	(1)	-		126
Total operating expenses	12,212	29,548	48,628		54,768
Operating income	12,130	39,826	63,478		70,399
Other income, net		(87)			(1,326)
Gain on divestiture	2,561,420	-	2,561,374		-
Income before income taxes	2,573,550	39,739	2,624,852		69,073
Income tax provision	451,860	8,655	462,700		14,667
Net income from discontinued operations	$2,121,690	$31,084	$2,162,152		$54,406

On July 1, 2019, the Company sold its semiconductor cryogenics business. During the three and six months ended March 31, 2021, the Company recorded a $1.3 million negative working capital adjustment to the gain on divestiture that was previously recorded in the fourth fiscal quarter of 2019. This adjustment is shown within other income (loss), net within the income statement for the semiconductor automation business.

The following table presents the significant non-cash items and capital expenditures for the discontinued operations with respect to the semiconductor automation business that are included in the Consolidated Statements of Cash Flows (in thousands):

	Three months ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Depreciation and amortization	$-	$1,677	$-	$3,696
Capital expenditures	$579	$904	$2,862	$2,731
Stock-based compensation	$3,109	$4,088	$8,032	$5,963

The carrying value of the assets and liabilities of the discontinued operations with respect to the semiconductor automation business on the Consolidated Balance Sheets as of September 30, 2021 was as follows (in thousands):

September 30, 2021
Assets
Cash and cash equivalents	$45,000
Accounts receivable, net	142,256
Inventories	110,735
Other current assets	13,394
Total current assets of discontinued operation	$311,385

Property, plant and equipment, net	$32,058
Long-term deferred tax assets	3,167
Goodwill	81,477
Intangibles, net	44,468
Other assets	22,658
Total long-term assets of discontinued operation	$183,828

Liabilities
Accounts payable	$68,074
Deferred revenue	7,141
Accrued warranty and retrofit costs	6,081
Accrued compensation and benefits	18,144
Accrued Income Taxes	11,702
Accrued expenses and other current liabilities	18,014
Total current liabilities of discontinued operation	$129,156

Long-term tax reserves	2,356
Long-term deferred tax liabilities	6,548
Long-term pension liabilities	5,490
Long-term operating lease liabilities	15,425
Other long-term liabilities	2,625
Total long-term liabilities of discontinued operation	$32,444

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

During the three months ended March 31, 2022, and prior to the completion of the sale of the semiconductor automation business, the Company exercised an option acquired with the Precise acquisition, to purchase certain technology assets for $4.0 million. The technology assets worth $4.0 million and the option to purchase was deemed to have no fair value at the time of acquisition.

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

Unrealized gains and losses are excluded from earnings and reported as a separate component of “accumulated other comprehensive income, net of tax” in the accompanying unaudited Consolidated Balance Sheets until the security is sold or matures. Gains or losses realized from sales of marketable securities are computed based on the specific identification method and recognized as a component of "Other income (expenses), net" in the accompanying unaudited Consolidated Statements of Operations. There were insignificant sales of marketable securities for the three and six months ended March 31, 2022 and 2021.

The following is a summary of the amortized cost and the fair value, including accrued interest receivable as well as unrealized holding gains (losses) on the short-term and long-term marketable securities as of March 31, 2022 and September 30, 2021 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
March 31, 2022:
U.S. Treasury securities and obligations of U.S. government agencies	$720,648	$(1,185)	$18	$719,481
Corporate securities	258,862	(1,899)	—	256,963
Municipal securities	100,518	(230)	—	100,288
	$1,080,028	$(3,314)	$18	$1,076,732
September 30, 2021:
Bank certificates of deposits	$30	$—	$—	$30
Corporate securities	3,624	—	—	3,624
Other debt securities	25	—	—	25
	$3,679	$—	$—	$3,679

The fair values of the marketable securities by contractual maturities at March 31, 2022 are presented below (in thousands):

	Amortized
	Cost	Fair Value
Due in one year or less	$817,223	$816,512
Due after one year through five years	259,382	256,797
Due after five years through ten years	—	—
Due after ten years	3,422	3,423
Total marketable securities	$1,080,027	$1,076,732

Expected maturities could differ from contractual maturities because the security issuers may have the right to prepay obligations without prepayment penalties.

The Company reviews the marketable securities for impairment at each reporting period to determine if any of the securities have experienced an other-than-temporary decline in fair value. The Company considers factors, such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of its amortized cost basis. If the Company believes that an other-than-temporary decline in fair value has occurred, it writes down the investment to its fair value and recognizes the credit loss in earnings and the non-credit loss in accumulated other comprehensive income or loss. Securities in an unrealized loss position as of March 31, 2022 were $939.1 million. There were no securities in an unrealized loss position as of September 30, 2021.

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

Abeyatech LLC

On April 2, 2021, the Company acquired Abeyatech LLC. The Company has included the financial results of the acquired operations within the Life Sciences Products segment. The purchase price includes $9.9 million cash payment and $9.4 million in contingent consideration, at present value, based on the acquired business’ performance for the twelve-month period ending December 31, 2021, subject to customary working capital adjustments and other adjustments. The acquisition enhances the breadth and depth of the Company’s offerings and expands its expertise in the Life Sciences Products segment. The allocation of the consideration included $11.9 million of technology, $4.4 million of goodwill, and several other assets and liabilities for $3.0 million. The weighted useful life of all the intangible assets acquired is 12 years. The goodwill and intangibles are tax deductible. During the three months ended March 31, 2022, the Company paid $10.0 million related to the contingent consideration recorded at the time of acquisition based on the achievement of business performance targets set forth in the purchase agreement.

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

6. Goodwill and Intangible Assets

Goodwill represents the excess of net book value over the estimated fair value of net tangible and identifiable intangible assets of a reporting unit. Goodwill is tested for impairment annually or more often if impairment indicators are present at the reporting unit level. If events occur or circumstances change that would more likely than not reduce fair values of the reporting units below their carrying values, goodwill will be evaluated for impairment between annual tests. No triggering events indicating goodwill impairment occurred during the six months ended March 31, 2022. Please refer to Note 8, "Goodwill and Intangible Assets" to the Company's consolidated financial statements included in the 2021 Annual Report on Form 10-K for further information on the goodwill impairment testing performed during fiscal year 2021.

The changes in the Company’s goodwill by reportable segment since September 30, 2021 are as follows (in thousands):

	Life Sciences	Life Sciences
	Products	Services	Total
Balance, at September 30, 2021	110,138	359,218	469,356
Currency translation adjustments	(1,643)	33	(1,610)
Balance, at March 31, 2022	$108,495	$359,251	$467,746

The components of the Company’s identifiable intangible assets as of March 31, 2022 and September 30, 2021 are as follows (in thousands):

	March 31, 2022			September 30, 2021
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Patents	$1,234	$1,055	$179	$1,242	$1,002	$240
Completed technology	75,373	35,833	39,540	75,527	32,383	43,144
Trademarks and trade names	424	47	377	424	33	391
Non-competition agreements	681	344	337	681	249	432
Customer relationships	253,063	122,989	130,074	253,486	111,159	142,327
Other intangibles	240	240	—	246	246	—
	$331,015	$160,508	$170,507	$331,606	$145,072	$186,534

Amortization expense for intangible assets was $7.9 million and $9.4 million, for the three months ended March 31, 2022 and 2021, respectively. Amortization expense for intangible assets was $15.9 million and $18.3 million, for the six months ended March 31, 2022 and 2021, respectively.

Estimated future amortization expense for the intangible assets for the remainder of fiscal year 2022, the subsequent four fiscal years and thereafter is as follows (in thousands):

2022	$15,937
2023	30,845
2024	27,354
2025	22,574
2026	19,435
Thereafter	54,362
$170,507

7. Debt and Line of Credit

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

During the six months ended March 31, 2022, the weighted average stated interest rate paid on all outstanding debt was 2.7%. During the three and six months ended March 31, 2022, the Company incurred aggregate interest expense of $0.1 million and $0.5 million, respectively, in connection with the borrowings, including $0.1 million of deferred financing costs amortization.

On February 1, 2022, the Company completed the sale of its semiconductor automation business and used $49.7 million of the proceeds from the sale to extinguish the outstanding balance of the term loan. The Company also terminated its revolving line of credit which had no borrowings outstanding. The Company recorded a loss on debt and line of credit extinguishment of $0.6 million.

8. Leases

The Company has operating leases for real estate and non-real estate and finance leases for non-real estate in North America, Europe, and Asia. Non-real estate leases are primarily related to vehicles and office equipment. Lease expiration dates range between 2022 and 2042.

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021

Operating lease costs	$2,389	$1,740	$4,560	$3,444
Finance lease costs:
Amortization of assets	54	250	129	561
Interest on lease liabilities	2	6	5	23
Total finance lease costs	56	256	134	584
Variable lease costs	755	457	1,272	863
Short-term lease costs	364	50	718	89
Total lease costs	$3,564	$2,503	$6,684	$4,980

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	March 31, 2022	September 30, 2021
Operating Leases:
Operating lease right-of-use assets	$53,278	$49,650

Accrued expenses and other current liabilities	$6,113	$5,254
Long-term operating lease liabilities	48,698	45,088
Total operating lease liabilities	$54,811	$50,342

Finance Leases:
Property, plant and equipment, at cost	$2,252	$2,252
Accumulated amortization	(2,234)	(2,105)
Property, plant and equipment, net	$18	$147

Accrued expenses and other current liabilities	$44	$360
Other long-term liabilities	(10)	(10)
Total finance lease liabilities	$34	$350

Weighted average remaining lease term (in years):
Operating leases	11.74	11.33
Finance leases	0.08	0.53

Weighted average discount rate:
Operating leases	4.05%	3.90%
Finance leases	4.86%	4.87%

Supplemental cash flow information related to leases was as follows (in thousands, unaudited):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$1,950	$1,548	$3,599	$2,968
Operating cash flows from finance leases	1	12	4	27
Financing cash flows from finance leases	127	307	312	611

ROU assets obtained in exchange for lease liabilities:
Operating leases	$7,327	$549	$7,490	$4,081

Future lease payments for operating and finance leases as of March 31, 2022 were as follows for the remainder of fiscal year 2022, the subsequent five fiscal years and thereafter (in thousands):

	Finance Leases	Operating Leases
2022	$34	$4,103
2023	-	7,762
2024	-	6,354
2025	-	5,910
2026	-	5,839
2027	-	5,650
Thereafter	-	34,415
Total future lease payments	34	70,033
Less imputed interest	-	(15,222)
Total lease liability balance	$34	$54,811

As of March 31, 2022, the Company does not have significant leases that have not commenced or not recorded in the accompanying unaudited Consolidated Balance Sheets.

9. Income Taxes

The Company recorded an income tax benefit of $3.2 million and $7.9 million, respectively during the three and six months ended March 31, 2022. The benefit for the three months ended March 31, 2022, was primarily driven by the benefit on loss from operations during the period. The tax benefit for the six months ended March 31, 2022, was increased by a $4.5 million discrete stock compensation windfall benefit for tax deductions that exceeded the associated book compensation expense. The tax benefit for the six months ended March 31, 2022 was partially offset by a $0.6 million charge to increase the deferred tax liability to reflect a change in the blended state income tax rate that results from the sale of the semiconductor business assets.

The Company recorded an income tax benefit of $2.3 million and $3.9 million, respectively during the three and six months ended March 31, 2021. The tax benefit for the three months ended March 31, 2021, was primarily driven by the benefit on loss from operations during the period. The benefit for the six months ended March 31, 2021 was increased by a $2.0 million discrete stock compensation windfall benefit for tax deductions that exceeded the associated book compensation expense, respectively.

During March 2021, the United States enacted the American Rescue Plan Act of 2021. The Company evaluated the legislation of these Acts in relation to income taxes and determined that the income tax Acts do not have a material impact on its income tax provision.

The Company evaluates the realizability of its deferred tax assets by tax-paying component and assesses the need for a valuation allowance on a quarterly basis. The Company evaluates the profitability of each tax-paying component on a historic cumulative basis and a forward-looking basis while performing this analysis. The Company maintains a U.S. valuation allowance related to the realizability of certain state tax credits and state net operating loss carry-forwards, as well as a valuation allowance against net deferred tax assets on certain foreign tax-paying components as of March 31, 2022. On February 1, 2022, the Company completed the sale of its semiconductor automation business that resulted in a taxable gain primarily recognized in the U.S. During the second quarter of fiscal year 2022, the Company recorded a reduction to its valuation allowance for the utilization of deferred tax assets that were previously expected to expire. The benefit of this valuation allowance reversal was recorded in income from discontinued operations in the amount of $3.6 million since the reversal was driven by the income from discontinued operations.

The Company maintains liabilities for uncertain tax positions. These liabilities involve judgment and estimation and are monitored based on the best information available. The Company recognizes interest related to unrecognized tax benefits as a component of the income tax provision or benefit. The Company recognized $0.1 million of interest expense related to its uncertain tax positions during the three and the six months ended March 31, 2022.

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

10. Other Balance Sheet Information

The following is a summary of accounts receivable at March 31, 2022 and September 30, 2021 (in thousands):

	March 31,	September 30,
	2022	2021
Accounts receivable	$142,200	$124,195
Less allowance for expected credit losses	(4,622)	(4,318)
Accounts receivable, net	$137,578	$119,877

The following is a summary of inventories at March 31, 2022 and September 30, 2021 (in thousands):

	March 31,	September 30,
	2022	2021
Inventories
Raw materials and purchased parts	$28,546	$27,644
Work-in-process	5,885	4,787
Finished goods	43,321	27,967
Total inventories	$77,752	$60,398

Reserves for excess and obsolete inventory were $4.4 million and $3.7 million, respectively, at March 31, 2022 and September 30, 2021.

At March 31, 2022 and September 30, 2021, the Company had cumulative capitalized direct costs of $24.2 million and $22.7 million, respectively, associated with the development of software for its internal use. As of March 31, 2022, this balance included $6.3 million associated with software assets that are still in the development stage and not yet placed in service. During the six months ended March 31, 2022, the Company capitalized direct costs of $1.6 million associated with the development of software for its internal use.

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

The following is a summary of product warranty and retrofit activity on a gross basis for the three and six months ended March 31, 2022 and 2021 (in thousands):

Activity -Three Months Ended March 31, 2022
Balance			Balance
December 31,			March 31,
2021	Accruals	Costs Incurred	2022
$2,342	$539	$(390)	$2,491

Activity -Three Months Ended March 31, 2021
Balance			Balance
December 31,			March 31,
2020	Accruals	Costs Incurred	2021
$2,267	$167	$(252)	$2,182

Activity -Six Months Ended March 31, 2022
Balance			Balance
September 30,			March 31,
2021	Accruals	Costs Incurred	2022
$2,330	$1,212	$(1,051)	$2,491

Activity -Six Months Ended March 31, 2021
Balance			Balance
September 30,			March 31,
2020	Accruals	Costs Incurred	2021
$2,211	$813	$(842)	$2,182

11. Stock-Based Compensation

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

The stock-based compensation expense for restricted stock units for continuing operations was $5.2 million and $3.2 million, for the three months ended March 31, 2022 and 2021, respectively. The stock-based compensation expense for restricted stock units for continuing operations was $7.7 million and $7.7 million the six months ended March 31, 2022 and 2021, respectively. The stock-based compensation expense for employee stock purchase plan for continuing operations was $0.4 million and $0.2 million, for the three months ended March 31, 2022 and 2021. The stock-based compensation expense for employee stock purchase plan for continuing operations was $0.8 million and $0.5 million, for the six months ended March 31, 2022 and 2021.

The information included within the remaining note is on a total company basis, and includes amounts related to our discontinued operations.

The following table reflects the total stock-based compensation expense recorded during the three and six months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Restricted stock units	$8,058	$7,048	$15,255	$13,192
Employee stock purchase plan	599	433	1,293	999
Total stock-based compensation expense	$8,657	$7,481	$16,548	$14,191

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

The Company grants restricted stock units that vest over a required service period and/or achievement of certain operating performance goals. Restricted stock units granted with performance goals may also have a required service period following the achievement of all or a portion of the performance goals. The following table reflects restricted stock units, including stock awards, granted during the six months ended March 31, 2022 and 2021:

		Time-Based	Stock	Performance-
	Total Units	Units	Grants	Based Units
Six months ended March 31, 2022	228,468	101,706	16,286	110,476
Six months ended March 31, 2021	329,801	149,249	14,657	165,895

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

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the six months ended March 31, 2022:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at September 30, 2021	1,088,652	$47.35
Granted	228,468	103.31
Vested	(208,713)	40.03
Forfeited	(553,624)	39.30
Outstanding at March 31, 2022	554,783	75.14

The weighted average grant date fair value of restricted stock units granted during the three months ended March 31, 2022 and 2021 was $82.34 and $80.09, respectively. The fair value of restricted stock units vested during the three months ended March 31, 2022 and 2021 was $1.9 million and $2.0 million, respectively. The weighted average grant date fair value of restricted stock units granted during the six months ended March 31, 2022 and 2021 was $103.31 and $70.18, respectively. The fair value of restricted stock units vested during the six months ended March 31, 2022 and 2021 was $66.7 million and $27.9 million, respectively. During the six months ended March 31, 2022 and 2021, the Company remitted $25.1 million and $9.7 million, respectively, collected from employees to satisfy their tax obligations as a result of share issuances. Such proceeds collected and remitted were insignificant during the three months ended March 31, 2022 and 2021.

As of March 31, 2022, the unrecognized compensation cost that are expected to vest is $29.0 million and will be recognized over an estimated weighted average service period of approximately 1.9 years.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan that allows its employees to purchase shares of common stock at a price equal to 85% of the fair market value of the Company’s stock at the beginning or the end of the semi-annual offering period, whichever is lower. There were 51,133 and 58,124 shares, respectively, purchased by employees under the employee stock purchase plan during the six months ended March 31, 2022 and 2021.

12. Earnings per Share

The calculations of basic and diluted net income per share and basic and diluted weighted average shares outstanding are as follows for the three and six months ended March 31, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
(Loss) income from continuing operations	$(1,816)	$(7,336)	$1,041	$(4,630)
Income from discontinued operations, net of tax	2,121,690	31,084	2,162,152	54,406
Net income	$2,119,874	$23,748	$2,163,193	$49,776

Weighted average common shares outstanding used in computing basic earnings per share	74,958	74,265	74,823	74,142
Dilutive restricted stock units	—	—	322	—
Weighted average common shares outstanding used in computing diluted earnings per share	74,958	74,265	75,145	74,142

Basic net income per share:
(Loss) income from continuing operations	$(0.02)	$(0.10)	$0.01	$(0.06)
Income from discontinued operations, net of tax	28.31	0.42	28.90	0.73
Basic net income per share	$28.28	$0.32	$28.91	$0.67

Diluted net income per share:
(Loss) income from continuing operations	$(0.02)	$(0.10)	$0.01	$(0.06)
Income from discontinued operations, net of tax	28.31	0.42	28.77	0.73
Diluted net income per share	$28.28	$0.32	$28.79	$0.67

During the six months ended March 31, 2022, restricted stock units of 59,513 were excluded from the computation of diluted earnings per share as their effect would be antidilutive to earnings per share for continuing operations based on the treasury stock method.

13. Revenue from Contracts with Customers

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers in a manner that depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following is revenue by significant business line for the three and six months ended March 31, 2022 and 2021(in thousands):

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Significant Business Line
Life Sciences Products	$53,615	$52,355	$103,493	$97,899
Sample Repository Solutions	26,929	22,191	52,805	42,724
Genomic Services	65,000	54,989	128,898	107,054
Total	$145,544	$129,535	$285,196	$247,677

Contract Balances

Accounts Receivable, Net. Accounts receivable represent rights to consideration in exchange for products or services that have been transferred by the Company, when payment is unconditional and only the passage of time is required before payment is due. Accounts receivable do not bear interest and are recorded at the invoiced amount. The Company maintains an allowance for expected credit losses representing its best estimate of probable credit losses related to its existing accounts receivable and their net realizable value. The Company determines the allowance for expected credit losses based on a number of factors, including an evaluation of customer credit worthiness, the age of the outstanding receivables, economic trends, historical experience and other information through the payment periods. Accounts receivable, net were $137.6 million and $119.9 million at March 31, 2022 and September 30, 2021, respectively.

Contract Assets. Contract assets represent rights to consideration in exchange for products or services that have been transferred by the Company, when payment is conditional on something other than the passage of time. These amounts typically relate to contracts within the Life Sciences segments where the right to payment is not present until completion of the contract or the achievement of specified milestones and the value of the products or services transferred exceed this constraint. Contract assets are classified as current. Contract asset balances which are included within “Prepaid expenses and other current assets” on the Company’s Consolidated Balance Sheet, were $25.8 million and $15.3 million at March 31, 2022 and September 30, 2021, respectively.

Contract Liabilities. Contract liabilities represent the Company’s obligation to transfer products or services to a customer for which consideration has been received, or for which an amount of consideration is due from the customer. Contract assets and liabilities are reported on a net basis at the contract level, depending on the contracts position at the end of each reporting period. Contract liabilities are included within “Deferred revenue” on the Company’s Consolidated Balance Sheet. Contract liabilities were $30.7 million and $25.7 million at March 31, 2022 and September 30, 2021, respectively. Revenue recognized from the contract liability balance at September 30, 2021 was $18.2 million for the six months ended March 31, 2022.

Remaining Performance Obligations. Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year and for which fulfillment of the contract has started as of the end of the reporting period. The aggregate amount of transaction consideration allocated to remaining performance obligations as of March 31, 2022 was $55.7 million. The following table summarizes when the Company expects to recognize the remaining performance obligations as revenue; the Company will recognize revenue associated with these performance obligations as transfer of control occurs (in thousands):

	As of March 31, 2022
	Less than 1 Year	Greater than 1 Year	Total
Remaining Performance Obligations	$41,405	$14,300	$55,705

Cost to Obtain and Fulfill a Contract

The Company capitalizes sales commissions when incurred if they are (i) incremental costs of obtaining a contract, (ii) expected to be recovered and (iii) have an expected amortization period that is greater than one year. As part of the Company’s cumulative effect adjustment, incremental costs associated with obtaining a contract were capitalized and have been classified as deferred commissions within the Company’s Consolidated Balance Sheet. These amounts primarily relate to sales commissions within the Life Sciences segments and are being amortized over a 60-month period, which represents the average period of contract performance. The Company did not capitalize any sales commissions during the six months ended March 31, 2022 as the amount of sales commissions that qualified for capitalization during the reporting period was insignificant. Sales commissions incurred during the reporting period have been expensed as incurred. These costs are recorded within “Selling, general and administrative” expenses on the Company’s Consolidated Statement of Operations. The Company has concluded that none of its costs incurred in fulfillment of customer contracts meet the capitalization criteria. The Company will account for shipping and handling activities as fulfillment activities and recognize the associated expense when control of the product has transferred to the customer.

14. Segment and Geographic Information

Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and to assess performance. The Company’s Chief Executive Officer is the Company’s chief operating decision maker.

The Company operates in two reportable segments: the Life Sciences Products segment and the Life Sciences Services segment. These reportable segments also represent the Company’s operating segments. The Company previously operated in three reportable segments: the Semiconductor Solutions Group segment, the Life Sciences Products segment, and the Life Sciences Services segment. As discussed in Note 3, “Discontinued Operations”, our Semiconductor Solutions Group reportable segment has been classified as a discontinued operation. Historical information has been adjusted to reflect the new reportable segments. The sale of the semiconductor automation business was completed on February 1, 2022.

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

The Company considers adjusted operating income, which excludes charges related to amortization of completed technology, the acquisition accounting impact on inventory contracts acquired, restructuring related charges and other special charges, such as impairment losses, as the primary performance metric when evaluating the business.

The following is the summary of the financial information for the Company’s reportable segments for the three and six months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Revenue:
Life Sciences Products	$53,615	$52,355	103,487	97,899
Life Sciences Services	91,929	77,180	181,709	149,778
Total revenue	$145,544	$129,535	$285,196	$247,677

Operating loss:
Life Sciences Products	$5,288	$7,248	9,679	11,431
Life Sciences Services	4,856	5,614	12,740	12,542
Reportable segment adjusted operating income	10,144	12,862	22,419	23,973
Amortization of completed technology	1,840	2,021	3,613	4,026
Amortization of other intangible assets	6,047	7,356	12,319	14,261
Restructuring charges	122	92	295	53
Tariff adjustment	(486)	5,497	(486)	5,497
Other unallocated corporate expenses	7,329	7,216	11,711	9,101
Total operating loss	(4,708)	(9,320)	(5,033)	(8,965)
Interest income	3,076	18	3,111	94
Interest expense	(1,555)	(452)	(2,010)	(1,008)
Loss on extinguishment of debt	(632)	—	(632)	—
Other income (expenses), net	(1,170)	108	(2,248)	1,389
Loss before income taxes	$(4,989)	$(9,646)	$(6,812)	$(8,490)

Assets:	Life Sciences Products	Life Sciences Services	Total
March 31, 2022	$288,902	$825,881	$1,114,783
September 30, 2021	278,769	780,238	1,059,007

The following is a reconciliation of the Company’s reportable segments’ segment assets to the corresponding amounts presented in the accompanying unaudited Consolidated Balance Sheets as of March 31, 2022 and September 30, 2021 (in thousands):

	March 31,	September 30,
	2022	2021
Segment assets	$1,114,783	$1,059,007
Cash and cash equivalents, restricted cash, and marketable securities	3,025,685	244,012
Deferred tax assets	1,816	10,043
Other assets	16,762	11,237
Assets held for sale	—	495,213
Total assets	$4,159,046	$1,819,512

Revenue from external customers is attributed to geographic areas based on locations to which customer orders are shipped. Net revenue by geographic area for the three and six months ended March 31, 2022 and 2021 (in thousands) are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Geographic Location:
North America	$94,283	$79,753	$184,366	$153,302
Europe	26,554	29,514	55,149	55,403
China	13,757	11,736	26,798	22,791
Asia / Pacific/ Other	10,950	8,532	18,883	16,181
Total	$145,544	$129,535	$285,196	$247,677

Revenue for the United States comprises 99% of the revenue for North America for the three and six months ended March 31, 2022 and 2021.

15. Significant Customers

The Company had no individual customer that accounted for 10% or more of its consolidated revenue for each of the three and six months ended March 31, 2022 and 2021. There was no customer that accounted for more than 10% of the Company’s accounts receivable balance as of both March 31, 2022 and September 30, 2021.

16. Commitments and Contingencies

Tariff Matter

In fiscal year 2021, as part of the Company’s continued integration of GENEWIZ, which was acquired in November 2018, the Company initiated a review during first quarter of fiscal year 2021, with the assistance of a third party consultant, of the transaction value that the Company has used to calculate tariffs on inter-company imports of samples shipped from its GENEWIZ business. As a result of the third-party review and in light of a new interpretation surrounding the valuation method used to calculate the estimated transaction value, the Company revised its estimate of the tariffs owed and recorded and as a result recorded a liability of $6.1 million in the second quarter of fiscal 2021. As of March 31, 2022 and September 30, 2021, the accrual was $7.4 million and $7.0 million, respectively, which includes estimates for any additional liability for tariffs owed related to recurring operating activity. During the three months ended March 31, 2022, upon the completion of an independent transfer price study, the Company recorded a benefit of $0.5 million related to the reduction of the accrual for the fiscal years 2016 through 2020.

Subsequent to March 31, 2022, the Company submitted a payment in the amount of $5.9 million to the customs authorities related to the November of 2021 and prior periods. The customs authorities will review the Company’s calculation of tariff for these periods and determine if any further tariffs are owed. The Company does not expect to incur any significant penalties associated with the tariffs.

Purchase Commitments

At March 31, 2022, the Company had non-cancellable commitments of $97.0 million, including primarily purchase orders for inventory of $76.7 million, information technology related commitments of $16.7 million, and China facility commitments of $3.6 million.

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

17. Fair Value Measurement

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

The Company measures certain assets, including the cost and equity method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparable, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying Consolidated Balance Sheets as of March 31, 2022 and September 30, 2021 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$764,361	$764,361	$—	$—
Available-for-sale securities	1,076,732	517,457	559,275	—

Foreign exchange contracts	130	—	130	—
Net Investment Hedge	10,673	—	10,673	—
Total Assets	$1,851,896	$1,281,818	$570,078	$—
Liabilities:
Foreign exchange contracts	734	—	734	—
Total Liabilities	$734	$—	$734	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$21	$21	$—	$—
Available-for-sale securities	3,679	—	3,679	—
Foreign exchange contracts	153	—	153	—
Total Assets	$3,853	$21	$3,832	$—
Liabilities:
Foreign exchange contracts	165	$—	165	—
Acquisition-related contingent consideration	9,400	—	—	9,400
Total Liabilities	$9,565	$—	$165	$9,400

Cash Equivalents

Cash equivalents consist of money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Available-For-Sale Securities

Available-for-sale securities primarily consist of municipal securities, bank certificate of deposits and U.S. government backed securities, and as such are classified as Level 1. Investments classified as Level 2 consist of debt securities that are valued using matrix pricing and benchmarking because they are not actively traded. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.

Foreign Exchange Contracts

Foreign exchange contract assets and liabilities are measured and reported at fair value based on observable market inputs and classified within Level 2 of the fair value hierarchy due to a lack of an active market for these contracts.

Net Investment Hedge

Net investment hedge assets is measured and reported at fair value based on observable market inputs and classified within Level 2 of the fair value hierarchy due to a lack of an active market for these contracts.

Acquisition-related Contingent Consideration

Acquisition-related contingent consideration is measured and reported at fair value using the real options method based on the unobservable inputs that are significant to the fair value and classified with Level 3 of the fair value hierarchy. The amount is contingent based on the acquired business’ performance for the twelve-month period ending December 31, 2021. Please refer to Note 5, “Acquisitions” for further detail. Changes in the fair value of contingent consideration resulting from a change in the underlying inputs are recognized in results of operations until the arrangement is settled.

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months and six months ended March 31, 2022 and 2021, the Company did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes principal factors affecting the results of our operations, financial condition and liquidity as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our MD&A is organized as follows:

●	Overview. This section provides a general description of our business and operating segments as well as a brief discussion and overall analysis of our business and financial performance, including key developments affecting the Company during the three and six months ended March 31, 2022 and 2021.
●	Critical Accounting Policies and Estimates. This section discusses accounting policies and estimates that require us to exercise subjective or complex judgments in their application. We believe these accounting policies and estimates are important to understanding the assumptions and judgments incorporated in our reported financial results.
●	Results of Operations. This section provides an analysis of our financial results for the three and six months ended March 31, 2022 as compared to the three and six months ended March 31, 2021.
●	Liquidity and Capital Resources. This section provides an analysis of our liquidity and changes in cash flows as well as a discussion of available borrowings and contractual commitments.

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

On February 1, 2022, we completed the sale of our semiconductor automation business for $2.9 billion in cash, subject to working capital and other customary adjustments. Net proceeds from the sale are expected to be $2.5 billion, net of estimated taxes payable. Since our founding in 1978, we have been a leading automation provider and partner to the global semiconductor manufacturing industry. With the completion of the sale of the semiconductor automation business, we no longer serve the semiconductor market. The semiconductor automation business has been classified as a discontinued operation and, unless otherwise noted, this MD&A relates solely to our continuing operations and does not include the operations of our semiconductor automation business.

Impact of the COVID-19 Pandemic

We have implemented business continuity plans designed to address the COVID-19 pandemic and minimize the disruption to ongoing operations. Since the beginning of the COVID-19 pandemic in March 2020, however, our business has been impacted at various times by reduced demand for services from customers experiencing lockdowns and quarantines, travel restrictions impacting our ability to service our products, supply chain constraints, increased competition for talent, and governmental mandates at times constraining our employees’ ability to work at our facilities. Despite these challenges, the COVID-19 pandemic has not had a substantial negative impact on our financial results and a portion of the impact has been mitigated by our realignment of resources to satisfy incremental orders related to virus research and vaccine development and commercialization. As we expect the pandemic to continue to evolve, we will continue monitoring and assessing the effects of the COVID-19 pandemic on our business We have implemented business continuity plans designed to address the COVID-19 pandemic and minimize the disruption to ongoing operations. Since the beginning of the COVID-19 pandemic in March 2020, however, our business has been impacted at various times by reduced demand for services from customers experiencing lockdowns and quarantines, travel restrictions impacting our ability to service our products, supply chain constraints, increased competition for talent, and governmental mandates at times constraining our employees’ ability to work at our facilities. Recently, during the third quarter of fiscal year 2022, we experienced a two-week facility closure in Suzhou, China as a result of local government protocols and mandates. Despite these challenges, the COVID-19 pandemic has not had a substantial negative impact on our financial results and a portion of the impact has been mitigated by our realignment of resources to satisfy incremental orders related to virus research and vaccine development and commercialization. As we expect the pandemic to continue to evolve, we will continue monitoring and assessing the effects of the COVID-19 pandemic on our business. However, we cannot at this time accurately predict what effects these conditions will ultimately have on our operations due to uncertainties relating to variants of the virus, vaccine effectiveness against the variants, the duration of any future outbreak and the pandemic itself, and the length of the travel restrictions and business closures imposed by the governments of impacted countries.  Our financial results will also depend on variables including reduced demand from our customers, the degree that the supply chain may be constrained which could impact our delivery of products and services and the potential negative impact on our operations if there is an outbreak among our employees, as well as the amount of incremental demand caused by research and treatments in the areas of COVID-19 or related threats.

Information Related to Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “likely” or similar statements or variations of such terms. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, margins, costs, earnings, profitability, product development, demand, acceptance and market share, competitiveness, market opportunities and performance, levels of research and development, the success of our marketing, sales and service efforts, outsourced activities, operating expenses, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customers’ success, tax expenses, our management’s plans and objectives for our current and future operations and business focus, our ability to retain, hire and integrate skilled personnel, the impact of the COVID-19 pandemic on our operations and results, including as a result of local mandates, any prolonged lock downs, or series of temporary closures, our ability to identify and address increased cybersecurity risks, including as a result of employees working remotely, the expected benefits and other statements relating to our divestitures and acquisitions, including sale of the semiconductor automation business and the semiconductor cryogenics business, the adequacy, effectiveness and success of our business transformation initiatives, our ability to continue to identify acquisition targets and successfully acquire and integrate desirable products and services and realize expected revenues and revenue synergies, our adoption of newly issued accounting guidance, the levels of customer spending, our dependence on key suppliers or vendors to obtain services for our business on acceptable terms, including the impact of supply chain disruptions, general economic conditions, the sufficiency of financial resources to support future operations, and capital expenditures. Such statements are based on current expectations and involve risks, uncertainties and other factors which may cause the actual results, our performance or our achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the Risk Factors which are set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, or the 2021 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission, or SEC, on November 24, 2021, as updated and/or supplemented in subsequent filings with the SEC, including under Item 1A “Risk Factors” in Part II of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 as filed with the SEC on February 9, 2022 (the “First Quarter Form 10-Q”) and of this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release revisions to these forward-looking statements to reflect events or circumstances that occur after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence or effect of anticipated or unanticipated events. Precautionary statements made herein should be read as being applicable to all related forward-

looking statements wherever they appear in this Quarterly Report on Form 10-Q. Any additional precautionary statements made in our 2021 Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q.

Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to “we”, “us”, “our” and “the Company” refer to Azenta, Inc. and its consolidated subsidiaries.

OVERVIEW

We are a leading global provider of life science sample exploration and management solutions for the life sciences market. We support our customers from research to clinical development with our sample management, automated storage, and genomic services expertise to help our customers bring impactful therapies to market faster. We understand the importance of sample integrity and offer a broad portfolio of products and services spanning across the life cycle of samples from procurement and sourcing, automated storage platforms, genomic services and a broad range of consumables, informatics and data software, and sample management solutions. Our expertise and leadership positions make us a trusted partner to pharmaceutical, biotechnology, and life sciences research institutions globally. In total, our life sciences business employs approximately 2,900 full-time employees, part-time employees and contingent workers worldwide and have sales in approximately 90 countries. We are headquartered in Chelmsford, Massachusetts and have operations in North America, Asia, and Europe.

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

Business and Financial Performance

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Results of Operations – Revenue increased 12% as compared to the prior fiscal year period driven by both our Life Sciences Services and Life Sciences Products segments. Gross margin was 48.7% for the three months ended March 31, 2022, as compared to 44.7% for the corresponding period of the prior fiscal year. Operating expenses increased $8.3 million compared to the three months ended March 31, 2021, driven by increases in both research and development expenses and selling, general and administrative expenses. We reported an operating loss of $4.7 million for the three months ended March 31, 2022, as compared to operating loss of $9.3 million for the corresponding prior fiscal year period due to an increase in gross profit, partially offset by an increase in operating expenses. Loss from continuing operations was $1.8 million as compared to $7.3 million for the three months ended March 31, 2021. During the three months ended March 31, 2002, we recorded a net gain on the sale of our semiconductor automation business of $2.1 billion, which is included within net income from discontinued operations.

Six Months Ended March 31, 2022 Compared to Six Months Ended March 31, 2021

Results of Operations – Revenue increased 15% as compared to the prior fiscal year period driven by both our Life Sciences Services and Life Products segments. Gross margin was 48.3% for the six months ended March 31, 2022, as compared to 46.5% for the corresponding period of the prior fiscal year. Operating expenses increased $18.7 million compared to the six months ended March 31, 2021, driven by increases in both research and development expenses and selling, general and administrative expenses. We reported an operating loss of $5.0 million for the six months ended March 31, 2022, as compared to an operating loss of $9.0 million for the corresponding prior fiscal year period due to an increase gross profit, partially offset by an in operating expenses. Income from continuing operations was $1.0 million as compared to a loss from continuing operations of $4.6 million for the six months ended March 31, 2021. During the six months ended March 31, 2002, we recorded a net gain on the sale of our semiconductor automation business of $2.1 billion, which in included within net income from discontinued operations.

March 31, 2022 Compared to September 30, 2021

Cash Flows and Liquidity - Cash and cash equivalents and restricted cash as presented on our Consolidated Statements of Cash Flows is on a total company basis and were $1.9 billion as of March 31, 2022 compared to $285.3 million as of September 30, 2021. The increase of $1.7 billion was attributable to $2.9 billion of cash inflows related to the sale of our semiconductor automation business, partially offset by cash outflows for the net change in operating assets and liabilities of $81.1 million, $1.1 billion related to purchases of marketable securities, $44.3 million for capital expenditures, $4.0 million related to the acquisition of technology intangible assets and financing activities of $63.5 million. Financing activities include $49.7 million for the extinguishment of debt and $9.4 million related to the payment of acquisition related contingent consideration. The effects of foreign exchange reduced our cash balance by $25.4 million. We expect the net proceeds from the sale of the semiconductor automation business to be approximately $2.5 billion after payment of taxes and other expenses.

.

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

RESULTS OF OPERATIONS

Our performance for the three and six months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
Dollars in thousands	2022	2021	2022	2021
Revenue	$145,544	$129,535	$285,196	$247,677
Cost of revenue	74,719	71,635	147,327	132,442
Gross profit	70,825	57,900	137,869	115,235
Operating expenses
Research and development	6,896	5,236	13,381	10,324
Selling, general and administrative	68,515	61,892	129,226	113,823
Restructuring charges	122	92	295	53
Total operating expenses	75,533	67,220	142,902	124,200
Operating loss	(4,708)	(9,320)	(5,033)	(8,965)
Interest income	3,076	18	3,111	94
Interest expense	(1,555)	(452)	(2,010)	(1,008)
Loss of extinguishment of debt	(632)	—	(632)	—
Other income (expense), net	(1,170)	108	(2,248)	1,389
Loss before income taxes	(4,989)	(9,646)	(6,812)	(8,490)
Income tax provision	(3,173)	(2,310)	(7,853)	(3,860)
(Loss) income from continuing operations	$(1,816)	$(7,336)	$1,041	$(4,630)
Income from discontinued operations, net of tax	2,121,690	31,084	2,162,152	54,406
Net income	$2,119,874	$23,748	$2,163,193	$49,776

Summary

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Revenue increased 12% as compared to the prior fiscal year period driven by both our Life Sciences Services and Life Sciences Products segments. Gross margin was 48.7% for the three months ended March 31, 2022, as compared to 44.7% for the corresponding period of the prior fiscal year. Operating expenses increased $8.3 million compared to the three months ended March 31, 2021, driven by increases in both research and development expenses and selling, general and administrative expenses. We reported an operating loss of $4.7 million for the three months ended March 31, 2022, as compared to operating loss of $9.3 million for the corresponding prior fiscal year period due to an increase in gross profit, partially offset by an increase in operating expenses. Loss from continuing operations was $1.8 million as compared to $7.3 million for the three months ended March 31, 2021. Income from discontinued operations increased $2.1 billion, due to the $2.1 billion net gain on the sale of the semiconductor automation business.

Six months ended March 31, 2022 compared to six months ended March 31, 2021

Revenue increased 15% as compared to the prior fiscal year period driven by both our Life Sciences Services and Life Sciences Products segments. Gross margin was 48.3% for the six months ended March 31, 2022, as compared to 46.5% for the corresponding period of the prior fiscal year. Operating expenses increased $18.7 million compared to the six months ended March 31, 2021, driven by increases in both research and development expenses and selling, general and administrative expenses. We reported an operating loss of $5.0 million for the six months ended March 31, 2022, as compared to an operating loss of $9.0 million for the corresponding prior fiscal year period due to an increase gross profit, partially offset by an in operating expenses. Income from continuing operations was $1.0 million as compared to a loss from continuing operations of $4.6 million for the six months ended March 31, 2021. Income from discontinued operations increased $2.1 billion, due to the $2.1 billion net gain on the sale of the semiconductor automation business.

Please refer to the commentary provided below for further discussion and analysis of the factors contributing to our results from operations for the three and six months ended March 31, 2022 as compared to the three and six months ended March 31, 2021.

Revenue

Our revenue performance for the three and six months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,			Six Months Ended March 31,
Dollars in thousands	2022	2021	% Change	2022	2021	% Change
Life Sciences Products	$53,615	$52,355	2%	$103,487	$97,899	6%

Life Sciences Services	$91,929	$77,180	19%	$181,709	$149,778	21%

Total revenue	$145,544	$129,535	12%	$285,196	$247,677	15%

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Revenue increased 12% driven by growth in both our Life Sciences Products and our Life Sciences Services segments during the three months ended March 31, 2022 as compared to the corresponding prior year period.

Our Life Sciences Products segment revenue increased 2% driven by increased revenue in our automated cold sample management systems, partially offset by a decrease in demand for our consumables and instruments.

Our Life Sciences Service segment revenue increased 19% driven by increased revenue in both our sample repository solutions and genomics services businesses. Sample repository solutions revenue increased 21% due to growth in our storage and logistics services. Genomic services revenue increased 18% due to an increase in demand for all our services lines.

Revenue generated outside the United States was $52.0 million, or 36% of total revenue, for the three months ended March 31, 2022, as compared to $50.7 million, or 39% of total revenue, for the corresponding period of the prior fiscal year. We had no individual customer that accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2022 or 2021.

Six months ended March 31, 2022 compared to six months ended March 31, 2021

Revenue increased 15% driven by increases in both our Life Sciences Products and our Life Sciences Services segments during the six months ended March 31, 2022 as compared to the corresponding prior year period.

Our Life Sciences Products segment revenue increased 6% driven by increased revenue in our automated cold sample management systems and infrastructure services, partially offset by a decrease in demand for our consumables and instruments.

Our Life Sciences Service segment revenue increased 21% driven by increased revenue in both our sample repository solutions and genomics services businesses. Sample repository solutions revenue increased 24% due to growth in our storage and logistics services. Genomic services revenue increased 20% due to an increase in demand for all our services lines.

Revenue generated outside the United States was $102.1 million, or 36% of total revenue, for the six months ended March 31, 2022, as compared to $96.2 million, or 39% of total revenue, for the corresponding period of the prior fiscal year. We had no individual customer that accounted for more than 10% of our consolidated revenue for the six months ended March 31, 2022 or 2021.

The COVID-19 pandemic has had varying impacts on our business for the three and six months ended March 31, 2022. We estimate that the COVID-19 pandemic had a positive net impact of approximately $10 million and $17 million, respectively, on our revenue for the three months ended March 31, 2022 and 2021 and approximately $20 million and $28 million, respectively, on our revenue for the six months ended March 31, 2022 and 2021.

Operating Income (Loss)

Our operating income performance for the three and six months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
Dollars in thousands	2022	2021	2022	2021
Revenue:
Life Sciences Products	$53,615	$52,355	103,487	$97,899
Life Sciences Services	91,929	77,180	181,709	149,778
Total revenue	$145,544	$129,535	285,196	$247,677

Operating income:
Life Sciences Products	$5,288	$7,248	9,679	$11,431
Life Sciences Products adjusted operating margin	10%	14%	9%	12%
Life Sciences Services	$4,856	$5,614	12,740	$12,542
Life Sciences Services adjusted operating margin	5%	7%	7%	8%
Segment adjusted operating income	$10,144	$12,862	22,419	$23,973
Total segment adjusted operating margin	7%	10%	8%	10%

Amortization of completed technology	1,840	2,021	3,613	4,026
Amortization of acquired intangible assets	6,047	7,356	12,319	14,261
Restructuring charges	122	92	296	53
Tariff adjustment	(486)	5,497	(486)	5,497
Other unallocated corporate expenses	7,329	7,216	11,710	9,101
Total operating loss	$(4,708)	$(9,320)	(5,033)	$(8,965)
Total operating margin	(3)%	(7)%	(2)%	(4)%

Three months ended March 31, 2022 compared to three months ended March 31, 2021

We reported an operating loss of $4.7 million during the three month period ending March 31, 2022, compared to an operating loss of $9.3 million in the prior fiscal year period. The decrease in operating loss was due to an increase in gross profit of $13.0 million, partially offset by an increase in operating expenses of $8.3 million. Within operating expenses, selling, general, and administrative expenses increased $6.6 million, and research and development expenses increased $1.7 million. Operating income for the three months ended March 31, 2021 included $5.5 million of cost accrued for tariff liabilities on intercompany import activity in fiscal years 2016 through 2020, and $0.7 million of tariff liabilities related to activity during the three and six months ended March 31, 2021. During the three months ended March 31, 2022, upon the completion of an independent study, we recorded a benefit of $0.5 million related to the accrual for the fiscal years 2016 through 2020. We submitted payment in the amount of $5.9 million to the customs authorities subsequent to the completion of our second fiscal quarter of 2022. Please refer to Note 16, “Commitments and Contingencies” in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

Life Sciences Products segment adjusted operating income decreased $2.0 million and adjusted operating margin decreased 4.0 percentage points compared to the prior fiscal year period. The decrease in adjusted operating income was driven by higher operating expenses of $4.2 million; partially offset by an increase in gross profit of $2.2 million. Adjusted operating income for our Life Sciences Products segment excludes charges for amortization related to completed technology of $0.3 million for both the three months ended March 31, 2022 and 2021. Please refer to Note 14, “Segment Information” in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

Life Sciences Services segment adjusted operating income decreased $0.8 million and adjusted operating margin decreased 2 percentage points compared to the prior fiscal year period. The decrease in adjusted operating income was driven by higher operating expenses of $5.3 million; partially offset by an increase in gross profit of $4.5 million. Adjusted operating income for our Life Sciences Services segment excludes charges for amortization related to completed technology of $1.6 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively. Adjusted operating income also excludes a benefit of $0.5 million and a charge of $5.5 million, respectively for the three months ended March 31, 2022 and 2021 related to tariff charges for the fiscal years 2016 through 2020, as described above. Please refer to Note 14, “Segment Information” in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

Six months ended March 31, 2022 compared to six months ended March 31, 2021

We reported an operating loss of $5.0 million during the six month period ending March 31, 2022, compared to an operating loss of $9.0 million in the prior fiscal year period. The decrease in operating loss was due to an increase in gross profit of $22.6 million, partially offset by an increase in operating expenses of $18.7 million. Within operating expenses, selling, general, and administrative expenses increased $15.4 million, and research and development expenses increased $3.1 million. Restructuring charges increased $0.1 million. Operating income for the six months ended March 31, 2021 included $5.5 million of cost accrued for tariff liabilities on intercompany import activity in fiscal years 2016 through 2020 and $0.7 million of tariff liabilities related to activity during the three and six months ended March 31, 2021. During the three months ended March 31, 2022, upon the completion of an independent study, we recorded a benefit of $0.5 million related to the accrual for the fiscal years 2016 through 2020, as described above.

Life Sciences Products segment adjusted operating income decreased $1.8 million and adjusted operating margin decreased 2.3 percentage points compared to the prior fiscal year period. The decrease in adjusted operating income was driven by higher operating expenses of $6.1 million; partially offset by an increase in gross profit of $4.3 million. Adjusted operating income for our Life Sciences Products segment excludes charges for amortization related to completed technology of $0.5 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively. Please refer to Note 14, “Segment Information” in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

Life Sciences Services segment adjusted operating income increased $0.2 million and adjusted operating margin decreased 1.4 percentage points. The increase in adjusted operating income was driven by an increase in gross profit of $11.9 million and excludes charges for amortization related to completed technology of $3.1 million and $3.5 million for the six months ended March 31, 2022 and 2021, respectively. Adjusted operating income also excludes a benefit of $0.5 million and a charge of $5.5 million, respectively for the six months ended March 31, 2022 and 2021 related to tariff charges for the fiscal years 2016 through 2020, as described above. Please refer to Note 14, “Segment Information” in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

Gross Margin

Our gross margin performance for the three and six months ended March 31, 2022 and 2021 is as follows:

	Life Science Products		Life Science Services		Azenta Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
Dollars in thousands	2022	2021	2022	2021	2022	2021
Revenue	$53,615	$52,355	$91,929	$77,180	$145,544	$129,535
Gross profit	26,290	24,051	44,535	33,849	70,825	57,900
Gross margin	49.0%	45.9%	48.4%	43.9%	48.7%	44.7%
Adjustments:
Amortization of completed technology	267	280	1,572	1,741	1,839	2,021
Tariff adjustment	—	—	(486)	5,497	(486)	5,497
Adjusted gross profit	$26,557	$24,331	$45,621	$41,087	$72,179	$65,418
Adjusted gross margin	49.5%	46.5%	49.6%	53.2%	49.6%	50.5%

	Life Science Products		Life Science Services		Azenta Total
	Six Months Ended March 31,		Six Months Ended March 31,		Six Months Ended March 31,
Dollars in thousands	2022	2021	2022	2021	2022	2021
Revenue	$103,487	$97,899	$181,709	$149,778	$285,196	$247,677
Gross profit	48,980	44,576	88,902	70,659	137,869	115,235
Gross margin	47.3%	45.5%	48.9%	47.2%	48.3%	46.5%
Adjustments:
Amortization of completed technology	471	553	3,142	3,473	3,613	4,026
Tariff adjustment	—	—	(486)	5,497	(486)	5,497
Adjusted gross profit	$49,451	$45,129	$91,558	$79,629	$140,996	$124,759
Adjusted gross margin	47.8%	46.1%	50.4%	53.2%	49.4%	50.4%

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Total gross margin increased 4.0 percentage points to 48.7% compared to the prior three month fiscal year period driven by increased gross margin in both our Life Sciences Products segment and our Life Sciences Services segment.

Life Sciences Products segment gross margin increased 3.1 percentage points. The increase was primarily driven by cost reduction initiatives and customer mix within our automated storage systems business. Cost of revenue included $0.3 million of charges for amortization related to completed technology for both the three months ended March 31, 2022 and 2021. Excluding the impact of the amortization of completed technology, margins expanded 3.1 percentage points during the three months ended March 31, 2022, as compared to the corresponding period of the prior fiscal year.

Life Sciences Services segment gross margin increased 4.6 percentage points driven by the genomic services business; partially offset by a decrease in our sample repository solutions business. The increase in the genomic services gross margin was primarily driven by the $6.1 million accrued for tariff liabilities during the three months ended March 31, 2021, as compared to the three months ended March 31, 2022, in which we recorded a benefit of $0.5 million related to the accrual for the fiscal years 2016 through 2020 based on the results from an independent study. The decrease in gross margin in the sample repository solutions business is primarily driven by higher labor costs resulting from the combination of increased volume and wage inflation related to sample administration activity. Excluding the impact of the amortization of completed technology and the tariff adjustment, Life Sciences Services margins decreased 3.6 percentage points during the three months ended March 31, 2022, as compared to the corresponding period of the prior fiscal year, due to higher labor costs and the product mix in our sample repository solutions business.

Six months ended March 31, 2022 compared to six months ended March 31, 2021

Total gross margin increased 1.8 percentage points to 48.3% compared to the prior six month fiscal year period driven by increased gross margin in both our Life Sciences Products segment and our Life Sciences Services segment.

Life Sciences Products segment gross margin increased 1.8 percentage points. The increase was primarily driven by cost reduction initiatives and customer mix within our automated storage systems business. Cost of revenue included $0.5 million and $0.6 million, respectively, of charges for amortization related to completed technology for the six months ended March 31, 2022 and 2021. Excluding the impact of the amortization of completed technology, margins expanded 1.7 percentage points during the six months ended March 31, 2022, as compared to the corresponding period of the prior fiscal year.

Life Sciences Services segment gross margin increased 1.8 percentage points driven by the genomic services business; partially offset by a decrease in our sample repository solutions business. The increase in the genomic services gross margin was primarily driven by $6.1 million accrued for tariff liabilities during the six months ended March 31, 2021 as discussed in the “Operating Income (Loss)” section above, as compared to the six months ended March 31, 2022, in which we recorded a benefit of $0.5 million related to the accrual for the fiscal years 2016 through 2020 based on the results from an independent study. The decrease in gross margin in the sample repository solutions business primarily related to increased employee related costs within sample administration services. Excluding the impact of the amortization of completed technology and the tariff adjustment, margins decreased 2.8 percentage points during the six months ended March 31, 2022, as compared to the corresponding period of the prior fiscal year due to higher labor costs and the product mix in our sample repository solutions business.

Research and Development Expenses

Our research and development expense for the three and six months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,			Six Months Ended March 31,
Dollars in thousands	2022	2021		2022	2021
Life Sciences Products	$3,818	$2,357		$7,229	$4,699
Percent Revenue	2.6%	1.8%	%	2.5%	1.9%

Life Sciences Services	$3,078	$2,879		$6,152	$5,625
Percent Revenue	2.1%	2.2%		2.2%	2.3%

Total research and development expense	$6,896	$5,236		$13,381	$10,324
Percent Revenue	4.7%	4.0%		4.7%	4.2%

Research and development expenses for the three months ended March 31, 2022 increased $1.7 million as compared to the three months ended March 31, 2021, driven by a $1.5 million increase in our Life Sciences Products segment and a $0.2 million increase in our Life Sciences Services segment. Research and development expenses for the six months ended March 31, 2022 increased $3.1 million as compared to the three months ended March 31, 2021, driven by a $2.5 million increase in our Life Sciences Products segment and a $0.5 million increase in our Life Sciences Services segment. The increase for the three and six months ended March 31, 2022, in Life Sciences Products was driven by continued investment in automated stores, cryogenic stores, and instruments. The increase for the three and six months ended March 31, 2022, in Life Sciences Services was primarily related to higher payroll costs and higher project spending.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three and six months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
Dollars in thousands	2022	2021	2022	2021
Life Sciences Products	$17,451	$14,731	$32,544	$29,014
Percent Revenue	12.0%	11.4%	11.4%	11.7%

Life Sciences Services	$37,688	$32,559	$72,666	$61,426
Percent Revenue	25.9%	25.1%	25.5%	24.8%

Corporate	$13,376	$14,603	$24,017	$23,383
Percent Revenue	9.2%	11.3%	8.4%	9.4%

Total selling, general and administrative expense	$68,515	$61,892	$129,226	$113,823
Percent Revenue	47.1%	47.8%	45.3%	46.0%

Total selling, general and administrative expenses increased $6.6 million and $15.4 million, respectively, for the three and six months ended March 31, 2022 as compared to the three and six months ended March 31, 2021, driven by increases in both our segments and an increase in unallocated corporate expenses.

Within our segment expenses discussed below, we allocate certain corporate general and administrative expenses including costs related to shared corporate functions which include finance, information technology, human resources, legal, executive, governance, logistics and compliance. In total, corporate general and administrative expense allocated to segments increased $3.3 million and $6.1 million for the three and six months ended March 31, 2022, due to staffing and labor cost increases to support the standalone Life Sciences company.

Life Sciences Products segment selling, general and administrative expenses increased $2.7 million and $3.5 million, respectively, for the three and six months ended primarily related to higher allocated costs, and integration of an acquisition.

Life Sciences Services segment selling, general and administrative expenses increased $5.1 million and $11.2 million, respectively, for the three and six months ended March 31, 2022 related to investments in the commercial organization and lab support personnel.  In addition, bad debt expense was higher for the six months ended March 31, 2022 due to a reversal that occurred in the first fiscal quarter of 2021.

Unallocated corporate expenses decreased $1.2 million for the three months ended March 31, 2022 as compared to the comparable prior year period primarily due to lower merger and acquisition costs and costs related to the separation of our company, as well as, lower amortization of intangible assets. During the fourth fiscal quarter of 2021, we impaired tradename intangibles due to the rebranding of our company. Partially offsetting these decreases were charges related to transformation and rebranding efforts during the three months ended March 31, 2022, which were not present in the prior fiscal year period. Unallocated corporate expenses increased $0.6 million for the six months ended March 31, 2022 as compared to the comparable prior year period, primarily due to costs related to transformation and rebranding efforts, which were not present in the prior fiscal year period; partially offset by lower merger and acquisition costs and costs related to the separation of the Company, as well as, lower amortization of intangible assets.

Restructuring Charges

Restructuring charges increased less than $0.1 million and $0.2 million, respectively, for the three and six months ended March 31, 2022 as compared to the three and six months ended March 31, 2021. The three and six months ended March 31, 2022 includes charges for actions taken related to the transformation of our business. Costs savings from these actions are expected to be realized in future periods.

Non-Operating Income (Expenses)

Interest income – During both the three and six month periods ended March 31, 2022 we recorded interest income of $3.1 million, as compared to less than $0.1 million for both three and six months ended during the corresponding periods of the prior fiscal year. The increase in interest income in the three and six month periods ended March 31, 2022 as compared to the same periods in the prior fiscal year is due to interest earned on the proceeds from the sale of the semiconductor automation business, including interest accrued on a net investment hedge, during the three month period ended March 31, 2022. Please refer to the Derivative Instruments section of Note 2, “Summary of Significant Accounting Policies” in the Notes to the unaudited consolidated financial statements included in Item 1 “Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Interest expense – During the three and six months ended March 31, 2022 we recorded interest expense of $1.6 million and $2.0 million, respectively, as compared to $0.5 million and $1.0 million, respectively, during the corresponding periods of the prior fiscal year. Interest expense for the three and six months ended March 31, 2022, is primarily related to interest on cash held in one of our German subsidiaries that is denominated in EUR. Interest expense for the three and six months ended March 31, 2021, is primarily related to interest expense on our term loan. The term loan was settled on February 1, 2022 using the proceeds from the sale of the semiconductor automation business.

Other income (expenses), net – For the three and six months ended March 31, 2022, we had other expense of $1.2 million and $2.2 million, as compared to other income of $0.1 million and $1.4 million for the three and six months ended March 31, 2021. The change from the corresponding prior fiscal year period is primarily due to higher foreign currency exchange losses.

Income Tax Provision / Benefit

We recorded an income tax benefit of $3.2 million and $7.9 million, respectively during the three and six months ended March 31, 2022. The benefit for the three months ended March 31, 2022, was primarily driven by the benefit on loss from operations during the period. The tax benefit for the six months ended March 31, 2022, was further increased by a $4.5 million discrete stock compensation windfall benefit for tax deductions that exceeded the associated book compensation expense. The tax benefit for the six months ended March 31, 2022, was partially offset by a $0.6 million charge to increase the deferred tax liability to reflect a change in the blended state income tax rate that results from the sale of the semiconductor business assets.

We recorded an income tax benefit of $2.3 million and $3.9 million, respectively during the three and six months ended March 31, 2021. The tax benefit for the three months ended March 31, 2021, was primarily driven by the benefit on loss from operations during the period. The tax benefit for the six months ended March 31, 2021, was further increased by a $2.0 million discrete stock compensation windfall benefit for tax deductions that exceeded the associated book compensation expense.

Discontinued Operations

Discontinued operations for the three and six months ended March 31, 2022 and 2021 include our semiconductor automation business. In the fourth quarter of fiscal year 2021, we entered into a definitive agreement to sell our semiconductor automation business to THL for $3 billion in cash, subject to net working capital and other adjustments. On February 1, 2022, we completed the sale of our semiconductor automation business to THL for $2.9 billion in cash, subject to net working capital and other adjustments. Net cash proceeds from the divestiture are expected to be $2.5 billion after estimated taxes payable. The six months ended March 31, 2021 include an adjustment recorded in the first fiscal quarter of 2021 to our previously recorded gain on sale from our semiconductor cryogenics business, which was completed on July 1, 2019.

Revenue from discontinued operations was $60.8 million and $264.4 million, respectively, for the three and six months ended March 31, 2022 and $157.1 million and $288.4 million, respectively, for the three and six months ended March 31, 2021 and relates to the semiconductor automation business. Net income from discontinued operations was

$2.1 billion for both the three and six months ended March 31, 2022 and net income was $31.1 million and $54.4 million for the three and six months ended March 31, 2021. Net income from discontinued operations for the three and six months ended March 31, 2022 includes the net gain on the sale of the semiconductor automation business of $2.1 billion. The income from discontinued operations only includes direct operating expenses incurred that (1) are clearly identifiable as costs being disposed of upon completion of the sale and (2) will not be continued by our company on an ongoing basis. Indirect expenses which supported the semiconductor automation business and which remained as part of the continuing operations, are not reflected in income from discontinued operations.

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

The discussion of our cash flows and liquidity that follows stated on a total company consolidated basis and excludes the impact of discontinued operations.

Overview of Cash Flows and Liquidity

Our cash and cash equivalents, restricted cash and marketable securities as of March 31, 2022 and September 30, 2021 consist of the following (in thousands):

	March 31, 2022	September 30, 2021
Cash and cash equivalents	$1,936,291	$227,427
Restricted cash	12,663	12,906
Cash and cash equivalents and restricted cash	1,948,954	240,333
Short-term marketable securities	816,512	81
Long-term marketable securities	260,219	3,598
	$3,025,685	$244,012

Cash, cash equivalents and restricted cash	$1,948,954	$240,333
Cash and cash equivalents included in assets held for sale	—	45,000
	$1,948,954	$285,333

Our cash and cash equivalents, restricted cash and marketable securities were $3.0 billion as of March 31, 2022. As of March 31, 2022, we had cash, cash equivalents and restricted cash of $2.1 billion, of which $1.2 billion was held outside of the United States. If these funds are needed for the United States operations, we would need to repatriate these funds.  As a result changes in U.S. tax legislation, any repatriation in the future would likely not result in U.S. federal income tax.  During the quarter ended September 30, 2021 we repatriated foreign cash to the U.S. in planning for the sale of the discontinued operation and recognized all related tax costs.  Aside from these actions, our intent is to reinvest the remaining foreign cash outside of the United States and our current operating plans do not demonstrate a need to repatriate these funds for our U.S. operations. We had marketable securities of $1.1 billion and $3.7 million as of March 31, 2022 and September 30, 2021, respectively. Our marketable securities are generally readily convertible to cash without a material adverse impact.

Six Months Ended March 31, 2022 Compared to Six Months Ended March 31, 2021

Overview

Cash Flows and Liquidity - Cash and cash equivalents and restricted cash as presented on our Consolidated Statements of Cash Flows is on a total company basis and were $1.9 billion as of March 31, 2022 compared to $285.3 million as of September 30, 2021. The increase of $1.7 billion was attributable to $2.9 billion of cash inflows related to the sale of our semiconductor automation business, partially offset by cash outflows for the net change in operating assets and liabilities of $81.1 million, $1.1 billion related to purchases of marketable securities, $44.3 million for capital expenditures, $4.0 million related to the acquisition of technology intangible assets and financing activities of $63.5 million. Financing activities include $49.7 million for the extinguishment of debt and $9.4 million related to the payment of acquisition related contingent consideration. The effects of foreign exchange reduced our cash balance by $25.4 million. We expect the net proceeds from the sale of the semiconductor automation business to be approximately $2.5 billion after payment of taxes and other expenses.

Divestiture and Extinguishment of Debt

On February 1, 2022, we completed the sale of our semiconductor automation business for $2.9 billion in cash, subject to net working capital and other adjustments. Net cash proceeds from the divestiture are expected to be $2.5 billion after estimated taxes payable and other items, such as closing costs. Upon closure of the sale on February 1, 2022, we utilized $49.7 million of proceeds to extinguish outstanding debt related to our term loan. We also terminated our revolving line of credit, which had no borrowings outstanding. As of March 31, 2022, we have not outstanding debt on our balance sheet.

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as earnings, working capital needs and the timing of payments for income taxes, restructuring activities and other operating charges impact reported cash flows.

Cash outflows from operating activities of $55.7 million for the six months ended March 31, 2022, resulted from net income of $2.2 billion, adjusted to exclude the effect of non-cash operating charges of $2.1 billion which includes $2.1 billion on the net gain on sale of the semiconductor automation business, transaction fees paid related to the sale of $52.5 million; partially offset by a usage of cash from changes in our net operating assets and liabilities of $81.1 million, primarily driven by increases in inventory for both the continuing operations and discontinuing operations business.

Cash flows from operating activities of $77.9 million for the six months ended March 31, 2021, resulted from net income $49.8 million, adjusted to exclude the effect of non-cash operating charges of $36.7 million, partially offset by an increase in net operating assets of $8.5 million. The net increase in operating assets and liabilities consisted primarily of increases in accounts receivable and inventory, partially offset by increases to accrued expenses and other liabilities, accrued compensation and accounts payable.

Discontinued operations contributed $2.1 billion and $54.4 million of net income to the six months ended March 31, 2022 and 2021, respectively. Net income from discontinued operations for the six months ended March 31, 2022 includes a gain on the sale of the semiconductor automation business of $2.1 billion.

Investing Activities

Cash flows provided by investing activities consist primarily of proceeds from divestitures, cash used for acquisitions, capital expenditures and purchases of marketable securities as well as cash proceeds generated from sales and maturities of marketable securities. Cash provided by investing activities was $1.8 billion during the six months ended March 31, 2022, and included $2.9 billion of proceeds from the sale of the semiconductor automation business, net of cash transferred; partially offset by cash outflows for the purchase of marketable securities of $1.1 billion, capital expenditures of $44.3 million, and the acquisition of technology intangible assets of $4.0 million. Cash used in investing activities was $42.4 million during the six months ended March 31, 2021, and included capital expenditures of $25.5 million and acquisitions of $15.1 million.

Financing Activities

Cash outflows for financing activities were $63.5 million during the six months ended March 31, 2022 which primarily consisted of cash outflows of $49.7 million to extinguish the term loan, $9.4 million for the payment of acquisition related contingent consideration and $7.5 million related to dividend payments. Cash used in financing activities was $13.3 million during the six months ended March 31, 2021, which primarily consisted of cash outflows for cash dividend payments of $14.7 million.

China Facility

In April 2019, we committed to construct a facility in Suzhou China, to consolidate the multiple locations in Suzhou, China related to the genomics business and provide infrastructure to support future growth.  The facility is being constructed in two phases.  We have incurred $44.3 million to date related to the construction of the facility, which includes $8.7 million incurred for the six months ended March 31, 2022.

Capital Resources

Term Loan and Line of Credit

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

The Company also maintained a revolving line of credit with Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. that provided for a revolving credit facility of up to $75.0 million. On February 1, 2022, we also terminated the revolving line of credit, which had no borrowings outstanding.

Share Repurchase Program

On September 29, 2015, our Board of Directors approved a share repurchase program for up to $50.0 million worth of our common stock. The timing and amount of any shares repurchased will be based on market and business conditions, legal requirements and other factors and repurchases may be commenced or suspended at any time at our discretion. There were no shares repurchased under this program during the six months ended March 31, 2022 and there have been no shares repurchased under this program since its inception.

Contractual Obligations and Requirements

At March 31, 2022, we had non-cancellable commitments of $97.0 million, including primarily purchase orders for inventory of $76.7 million, information technology related commitments of $16.7 million, and China facility commitments of $3.6 million.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including fluctuations in foreign currency exchange rates and changes in interest rates affecting interest payments on our term loan and investment return on our cash and cash equivalents, restricted cash and short-term and long-term investments.

Interest Rate Exposure

Our term loan has a variable interest rate which subjects us to interest rate risk. Our primary interest rate risk exposure results from changes in the short-term LIBOR rate, the federal funds effective rate and the prime rate. On February 1, 2022, in connection with the completion of the sale of its semiconductor automation business, the Company used $49.7 million of the cash proceeds from the sale to extinguish the total remaining outstanding balance of its term loan. The Company also closed its revolving credit facility of which had no borrowings. During the six months ended March 31, 2022, we incurred cash interest expense of $0.7 million on our then outstanding term loans.

Our cash and cash equivalents and restricted cash consist principally of money market securities that are short-term in nature. At March 31, 2022, our total short-term and long-term investments were $1.1 billion, consisting mostly of short term Treasury securities, highly rated corporate debt securities and other debt securities. At March 31, 2022, we had $3.3 million amount of securities in an unrealized loss position. A hypothetical 100 basis point change in interest rates would result in an $4.6 million increase in interest income earned during the six months ended March 31, 2022.

Currency Rate Exposure

We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were approximately 37% and 44% of our total sales, respectively, during the six months ended March 31, 2022 and 2021. These sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.

In the normal course of our business, we have liquid assets denominated in non-functional currencies which include cash, short-term advances between our legal entities and accounts receivable which are subject to foreign currency exposure. Such balances were approximately $62.3 million and $119.4 million, respectively, at March 31, 2022 and September 30, 2021, and related to the Euro, British Pound and a variety of Asian currencies. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to mitigate our exposures to currency movement. We incurred foreign currency gains and losses of $1.05 million and $6.3 million during the six months ended March 31, 2022 and 2021, respectively, which related to the currency fluctuation on these balances between the time the transaction occurred and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at March 31, 2022 and 2021 would result in an approximate change of $0.2 million and less than $0.6 million, respectively, in our net income during the six months ended March 31, 2022 and 2021.

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

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under Item 1A. Risk Factors in our 2021 Annual Report on Form 10-K as updated under Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 filed with the SEC on February 9, 2022 (the “First Quarter Form 10-Q”). There have been no material changes from the risk factors disclosed in our 2021 Annual Report on Form 10-K and First Quarter Form 10-Q, other than to the risk factor set forth below. We may disclose changes to risk factors or additional factors from time to time in our future filings with the SEC.

Our financial condition and results of operations could be adversely affected by the COVID-19 pandemic.

In December 2019, a novel strain of coronavirus, causing a disease referred to as COVID-19, was first identified in Wuhan, Hubei Province, China, resulting in shutdowns of manufacturing and commerce in the months and years since. . COVID-19 has spread worldwide, including in the United States, and has resulted in authorities implementing numerous measures to try to contain the disease, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. We have followed the guidelines from the U.S. Center for Disease Control, or CDC, and implemented the recommended safety protocols, and the continuation of the COVID-19 pandemic has also caused us to modify our business practices (including curtailing employee travel, implementing vaccination and testing policies, extending work-from-home policies where necessary and implementing shutdowns if requested by the local government), and we may take further actions as required by government authorities or that we determine are in the best interests of our employees, customers, partners and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the disease, and our ability to perform critical functions could be harmed.

As a result of the COVID-19 pandemic and the measures designed to contain its spread, our suppliers may not have the materials, capacity, or capability to supply our components according to our schedule and specifications. Further, there may be logistics issues, including our ability and our supply chain’s ability to maintain production, as well as transportation demands that may cause further delays. If our suppliers’ operations are curtailed, we may need to seek alternate sources of supply, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to us from our suppliers and subsequently to our customers. In addition, the COVID-19 pandemic and the measures designed to stop the spread of the virus may have similar effects on our customers. The COVID-19 pandemic may also give rise to force majeure contractual protections being asserted by customers and/or suppliers that we maintain contracts with, potentially relieving contractual obligations these parties have to us. In any case, any disruption of our suppliers’ or customers’ businesses would likely negatively impact our sales and operating results.

In addition, we may be more likely to be affected by government mandates in China, where we and our customers have a significant presence and where the government has taken (and likely will continue to take) strict measures to eliminate the spread of COVID-19 in furtherance of its “Zero-COVID” policy. Prolonged lock downs can impact our customers’ ability operate and therefore reduce demand for our services. Also, we recently experienced a two-week facility closure in Suzhou, China as a result of local government protocols and mandates. While we do not believe this had a material impact on our financial results, future COVID-19 outbreaks in China causing prolonged city or province-

wide lock-downs or facility closures could adversely impact our business, financial condition, operating results and cash flows.

While the disruptions and restrictions on the ability to travel, quarantines, shutdowns and other measures taken as a result of the COVID-19 pandemic are expected to be temporary, the duration of any of these measures, and related financial impact, cannot be estimated at this time. Should these measures continue for an extended period of time or be re-implemented after, the impact on our supply chain and customers could have a material adverse effect on our results of operations and cash flows. Further, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets and an economic downturn that may affect demand for our products and services, reduce our ability to access capital or our customers’ ability to pay us for past or future purchases, impact our operating results, and have a negative impact on our liquidity and stock price. In addition, an extended recession or an additional financial market correction resulting from the spread of COVID-19 could, adversely affect demand for our products and services, our business and the value of our common stock. The global COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the COVID-19 situation closely. Although the magnitude of the impact of the pandemic on our business and operations remains uncertain, the continued spread of COVID-19 and actions taken to mitigate such spread as well as the prolonged nature of the pandemic or the occurrence of other outbreaks of contagious diseases could adversely impact our business, financial condition, operating results and cash flows.

Item 6. Exhibits

The following exhibits are included herein:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-189582), filed on June 25, 2013)
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

101

The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets; (ii) the unaudited Consolidated Statements of Operations; (iii) the unaudited Consolidated Statements of Comprehensive Income; (iv) the unaudited Consolidated Statements of Cash Flows; (v) the unaudited Consolidated Statements of Changes in Stockholders Equity; and (vi) the Notes to the unaudited Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded in the iXBRL document.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AZENTA, INC.

Date: May 16, 2022	/s/ Lindon G. Robertson
Lindon G. Robertson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 16, 2022	/s/ Vandana Sriram
Vandana Sriram
Vice President-Finance and Corporate Controller
(Principal Accounting Officer)