Form 10-Q
period 2022-06-30
Azenta, Inc.
filed 2022-08-09
CIK 933974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, August 7, 2022: common stock, $0.01 par value and 75,020,404 shares outstanding.

AZENTA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AZENTA, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	June 30,	September 30,
	2022	2021

Assets
Current assets
Cash and cash equivalents	$1,474,189	$227,427
Marketable securities	709,063	81
Accounts receivable, net of allowance for expected credit losses ($4,326 and $4,318, respectively)	150,274	119,877
Inventories	81,213	60,398
Prepaid expenses and other current assets	160,557	58,198
Current assets held for sale	—	311,385
Total current assets	2,575,296	777,366
Property, plant and equipment, net	154,596	130,719
Long-term marketable securities	312,027	3,598
Long-term deferred tax assets	1,926	10,043
Goodwill	464,885	469,356
Intangible assets, net	160,691	186,534
Other assets	53,296	58,068
Non-current assets held for sale	—	183,828
Total assets	$3,722,717	$1,819,512
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$34,576	$42,360
Deferred revenue	33,132	25,724
Accrued warranty and retrofit costs	2,524	2,330
Accrued compensation and benefits	44,279	33,183
Accrued restructuring costs	169	304
Accrued income taxes payable	7,095	8,711
Accrued expenses and other current liabilities	73,152	103,537
Current liabilities held for sale	—	128,939
Total current liabilities	194,927	345,088
Long-term debt	—	49,677
Long-term tax reserves	1,681	1,973
Long-term deferred tax liabilities	44,286	13,030
Long-term pension liabilities	698	705
Long-term operating lease liabilities	46,719	45,088
Other long-term liabilities	6,620	6,173
Non-current liabilities held for sale	—	32,444
Total liabilities	294,931	494,178
Commitments and contingencies (Note 16)
Stockholders' equity
Preferred stock, $0.01 par value - 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value - 125,000,000 shares authorized, 88,451,223 shares issued and 74,989,354 shares outstanding at June 30, 2022, 87,808,922 shares issued and 74,347,053 shares outstanding at September 30, 2021	885	878
Additional paid-in capital	1,990,281	1,976,112
Accumulated other comprehensive income	(38,493)	19,351
Treasury stock, at cost - 13,461,869 shares at June 30, 2022 and September 30, 2021	(200,956)	(200,956)
Retained earnings (accumulated deficit)	1,676,069	(470,051)
Total stockholders' equity	3,427,786	1,325,334
Total liabilities and stockholders' equity	$3,722,717	$1,819,512

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AZENTA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue
Products	$42,688	$44,169	$138,006	$131,864
Services	90,047	84,918	279,925	244,900
Total revenue	132,735	129,087	417,931	376,764
Cost of revenue
Products	24,090	23,603	73,565	69,183
Services	49,045	43,053	146,897	129,915
Total cost of revenue	73,135	66,656	220,462	199,098
Gross profit	59,600	62,431	197,469	177,666
Operating expenses
Research and development	6,515	5,489	19,895	15,813
Selling, general and administrative	58,133	57,825	187,361	171,648
Restructuring charges	25	-	319	53
Total operating expenses	64,673	63,314	207,575	187,514
Operating loss	(5,073)	(883)	(10,106)	(9,847)
Interest income	6,822	409	9,933	503
Interest expense	(2,101)	(477)	(4,111)	(1,485)
Loss on extinguishment of debt	—	—	(632)	—
Other income (expenses), net	630	(1,651)	(1,617)	(263)
Income (loss) before income taxes	278	(2,602)	(6,533)	(11,092)
Income tax provision (benefit)	7,293	(760)	(560)	(4,620)
Loss from continuing operations	(7,015)	(1,842)	(5,973)	(6,472)
(Loss) income from discontinued operations, net of tax	(2,555)	41,008	2,159,597	95,414
Net (loss) income	$(9,570)	$39,166	$2,153,624	$88,942
Basic net (loss) income per share:
Loss from continuing operations	$(0.09)	$(0.02)	$(0.08)	$(0.09)
(Loss) income from discontinued operations, net of tax	(0.03)	0.55	28.84	1.29
Basic net (loss) income per share	$(0.13)	$0.53	$28.76	$1.20
Diluted net (loss) income per share:
Loss from continuing operations	$(0.09)	$(0.02)	$(0.08)	$(0.09)
(Loss) income from discontinued operations, net of tax	(0.03)	0.55	28.84	1.29
Diluted net (loss) income per share	$(0.13)	$0.53	$28.76	$1.20
Weighted average shares used in computing net income per share:
Basic	74,989	74,296	74,879	74,195
Diluted	74,989	74,296	74,879	74,195

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AZENTA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net (loss) income	$(9,570)	$39,166	$2,153,624	$88,942
Other comprehensive (loss) income, net of tax:
Foreign currency translation reclassification adjustments included in income from discontinued operation (Note 2)	—	—	(16,567)	—
Net investment hedge currency translation adjustment, net of tax effects of $13,815 and $16,733, respectively, for the three and nine months ended June 30, 2022.	41,956	—	49,081	—
Foreign currency translation adjustments	(70,179)	4,003	(85,160)	4,721
Unrealized loss on marketable securities, net of tax effects of $(911) and $(1,809), respectively, for the three and nine months ended June 30, 2022	(2,898)	—	(5,306)	—
Actuarial gains, net of tax effects of $7 and $27 during the three and nine months ended June 30, 2022, ($2) and $4 during the three and nine months ended June 30, 2021	26	(21)	108	(20)
Total other comprehensive (loss) income, net of tax	(31,095)	3,982	(57,844)	4,701
Comprehensive (loss) income	$(40,665)	$43,148	$2,095,780	$93,643

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AZENTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended
	June 30,
	2022	2021

Cash flows from operating activities
Net income	$2,153,624	$88,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,813	48,684
Stock-based compensation	10,715	20,277
Amortization of deferred financing costs and unrealized gains/losses on investments	(7,048)	169
Deferred income taxes	24,207	(10,293)
Loss on extinguishment of debt	632	—
(Gain) loss on disposals of property, plant and equipment	(100)	—
Gain on divestiture, net of tax	(2,128,761)	225
Adjustment to the gain on divestiture of semiconductor cryogenics business, net of tax	—	948
Fees paid stemming from divestiture	(52,461)	—
Taxes paid stemming from divestiture	(431,600)	—
Changes in operating assets and liabilities, net of acquisitions and divestiture:
Accounts receivable	(16,298)	(40,286)
Inventories	(61,345)	(32,532)
Prepaid expenses and other assets	(61,692)	4,000
Accounts payable	(8,320)	23,327
Deferred revenue	8,580	(1,564)
Accrued warranty and retrofit costs	(28)	(286)
Accrued compensation and tax withholdings	13,835	(338)
Accrued restructuring costs	(126)	(153)
Accrued expenses and other	41,693	21,626
Net cash (used in) provided by operating activities	(475,680)	122,745
Cash flows from investing activities
Purchases of property, plant and equipment	(59,730)	(34,606)
Purchases of technology intangibles	(4,000)	—
Purchases of marketable securities	(1,525,993)	(100)
Sales and maturities of marketable securities	503,505	50
Proceeds from divestiture, net of cash transferred	2,926,286	—
Acquisitions, net of cash acquired	—	(94,178)
Net cash provided by (used in) investing activities	1,840,068	(128,834)
Cash flows from financing activities
Proceeds from issuance of common stock	3,461	2,583
Principal payments on debt	(49,725)	(828)
Payments of finance leases	(355)	(915)
Payment for contingent consideration related to acquisition	(10,400)	—
Common stock dividends paid	(7,494)	(22,288)
Net cash used in financing activities	(64,513)	(21,448)
Effects of exchange rate changes on cash and cash equivalents	(98,972)	7,582
Net increase (decrease) in cash, cash equivalents and restricted cash	1,200,903	(19,955)
Cash, cash equivalents and restricted cash, beginning of period	285,333	257,526
Cash, cash equivalents and restricted cash, end of period	$1,486,236	$237,571
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
	June 30,	September 30,
	2022	2021
Cash and cash equivalents of continuing operations	$1,474,189	$227,427
Cash and cash equivalents included in assets held for sale	—	45,000
Short-term restricted cash included in prepaid expenses and other current assets	11,564	7,145
Long-term restricted cash included in other assets	483	5,761
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$1,486,236	$285,333

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AZENTA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY

(unaudited)

(In thousands, except share data)

		Common		Accumulated
	Common	Stock at	Additional	Other
	Stock	Par	Paid-In	Comprehensive	Accumulated	Treasury	Total
	Shares	Value	Capital	Income	Deficit	Stock	Equity
Balance March 31, 2022	88,450,083	$885	$1,986,796	$(7,398)	$1,685,649	$(200,956)	$3,464,976
Shares issued under restricted stock and purchase plans, net	1,140	—	—	—	—	—	—
Stock-based compensation	—	—	3,485	—	—	—	3,485
Net investment hedge currency translation adjustment	—	—	—	41,956	—	—	41,956
Foreign currency translation adjustments	—	—	—	(70,179)	—	—	(70,179)
Changes in unrealized gains on marketable securities, net of tax	—	—	—	(2,898)	—	—	(2,898)
Actuarial loss, net of tax effects of $7	—	—	—	26	—	—	26
Net income	—	—	—	—	(9,570)	—	(9,570)
Other	—	—	—	—	(10)	—	(10)
Balance June 30, 2022	88,451,223	$885	$1,990,281	$(38,493)	$1,676,069	$(200,956)	$3,427,786

Balance March 31, 2021	87,755,666	$878	$1,959,619	$22,637	$(516,152)	$(200,956)	$1,266,026
Shares issued under restricted stock and purchase plans, net	2,932	—	—	—	—	—	—
Stock-based compensation	—	—	6,086	—	—	—	6,086
Common stock dividends declared, at $0.10 per share	—	—	—	—	(7,431)	—	(7,431)
Foreign currency translation adjustments	—	—	—	4,003	—	—	4,003
Actuarial losses, net of tax effects of $2	—	—	—	(21)	—	—	(21)
Net income	—	—	—	—	39,166	—	39,166
Balance June 30, 2021	87,758,598	$878	$1,965,705	$26,619	$(484,417)	$(200,956)	$1,307,829

Balance September 30, 2021	87,808,922	$878	$1,976,112	$19,351	$(470,051)	$(200,956)	$1,325,334
Shares issued under restricted stock and purchase plans, net	642,301	7	3,454	—	—	—	3,461
Stock-based compensation	—		10,715	—	—	—	10,715
Common stock dividends declared, at $0.10 per share	—	—	—	—	(7,494)	—	(7,494)
Net investment hedge currency translation adjustment	—	—	—	49,081	—	—	49,081
Foreign currency translation adjustments reclassed out of accumulated other comprehensive income related to discontinued operations	—	—	—	(16,567)	—	—	(16,567)
Foreign currency translation adjustments	—	—	—	(85,160)	—	—	(85,160)
Changes in unrealized gains on marketable securities, net of tax	—	—	—	(5,306)	—	—	(5,306)
Actuarial loss, net of tax effects of $27	—	—	—	108	—	—	108
Net income	—	—	—	—	2,153,624	—	2,153,624
Other	—	—	—	—	(10)	—	(10)
Balance June 30, 2022	88,451,223	$885	$1,990,281	$(38,493)	$1,676,069	$(200,956)	$3,427,786

Balance September 30, 2020	87,293,710	$873	$1,942,850	$21,919	$(551,072)	$(200,956)	$1,213,614
Shares issued under restricted stock and purchase plans, net	464,888	5	2,578	—	—	—	2,583
Stock-based compensation	—	—	20,277	—	—	—	20,277
Common stock dividends declared, at $0.30 per share	—	—	—	—	(22,287)	—	(22,287)
Foreign currency translation adjustments	—	—	—	4,720	—	—	4,720
Actuarial losses, net of tax effects of $4	—	—	—	(20)	—	—	(20)
Net income	—	—	—	—	88,942	—	88,942
Balance June 30, 2021	87,758,598	$878	$1,965,705	$26,619	$(484,417)	$(200,956)	$1,307,829

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

Throughout the pandemic, the Company’s operations have not been significantly interrupted as the Company has adapted to having required employees on site and the balance of employees mostly working from home.  The Company has followed government guidance in each region and has implemented the U.S. Centers for Disease Control and Prevention social distancing guidelines and other best practices to protect the health and safety of the Company’s employees. The COVID-19 pandemic has not had a substantial negative impact on the Company’s financial results and a portion of this impact has been mitigated by the Company’s realignment of resources to satisfy incremental orders related to virus research and vaccine development and commercialization. Future impacts on the Company’s financial results are not fully determinable, as the full impact of the pandemic on the economy and markets which the Company serves is as yet unknown, but will be dependent, in part, on future variants of the virus and vaccine effectiveness against these variants and new or prolonged government responses to the pandemic. The Company’s financial results will also depend on variables including reduced demand from its customers, the degree that the supply chain may be constrained which could impact its delivery of products and services and the potential negative impact on its operations if there is an outbreak among the Company’s employees, as well as the amount of incremental demand caused by research and treatments in the areas of COVID-19 or related threats.

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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2022, and its results of operations for the three months and nine months ended June 30, 2022, and 2021, and cash flows for the nine months ended June 30, 2022, and 2021. The consolidated balance sheet at September 30, 2021 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements

Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission for the fiscal year ended September 30, 2021 (the “2021 Annual Report on Form 10-K”). The accompanying Consolidated Balance Sheet as of September 30, 2021 was derived from the audited annual consolidated financial statements as of the period then ended.

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

The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, including results of operations and financial condition will depend on future developments that are highly uncertain. This includes results from new information that may emerge concerning COVID-19 and any actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The Company has made estimates of the impact of COVID-19 within its financial statements and there may be changes to those estimates in future periods.

Foreign Currency Translation

Certain transactions of the Company and its subsidiaries are denominated in currencies other than their functional currency. Foreign currency exchange gains (losses) generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other income (expenses), net” in the Company’s Consolidated Statements of Operations. Net foreign currency transaction and remeasurement gains were $0.3 million for the three months ended June 30, 2022 and net foreign currency transaction and remeasurement losses were $1.6 million during the three months ended June 30, 2021. Net foreign currency transaction and remeasurement losses were $2.9 million and gains were $1.2 million during the nine months ended June 30, 2022 and 2021, respectively.

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

The semiconductor automation business had foreign operations which had a cumulative translation adjustment balance of $16.6 million at the date of disposal. This amount was removed from accumulated other comprehensive income during the three months ended March 31, 2022, and included within the gain on the sale of the semiconductor automation business. As a result, the Company presented a $16.6 million reclassification adjustment in other comprehensive income for the nine months ended June 30, 2022.

Derivative Financial Instruments

The Company has transactions and balances denominated in currencies other than U.S. dollars. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. The Company enters into foreign exchange contracts to reduce its exposure to currency fluctuations. The arrangements typically mature in three months or less and they do not qualify for hedge accounting. Net gains and losses related to these contracts are recorded as a component of “Other income (expenses), net” in the accompanying unaudited Consolidated Statements of Operations and are as follows for the three and nine months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Realized gains (losses) on derivatives not designated as hedging instruments	$848	$(961)	$1,903	$(7,295)

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

Hedging Activities

On February 1, 2022, the Company entered into a cross-currency swap agreement to hedge the variability of exchange rate impacts between the United States dollar and the Euro. Under the terms of the cross-currency swap agreement, the Company notionally exchanged approximately $1.03 billion for approximately €915 million at a weighted average interest rate of approximately 1.196%. The designated notional amount is $960 million and the actual interest rate is 1.283%. 1.283% was in the range of the market value for that day and is the true interest rate on the notional amount. This cross-currency swap agreement expires in February 2023. We have designated the cross-currency swap as a hedge of net investments against one of our Euro denominated subsidiaries which requires an exchange of the notional amounts at maturity. At the maturity of the cross currency-swap, the Company will deliver a notional amount of €852 million and receive a notional amount of $960 million at an exchange rate of 1.1261.

This cross-currency swap is marked to market at each reporting period, representing the fair values of the cross-currency swap and any changes in fair value are recognized as a component of Accumulated other comprehensive items, net, on the Statements of Comprehensive Income. Interest accrued on the cross-currency swap is recorded within Interest Income on the Consolidated Statements of Operations. For the three and nine months ended June 30, 2022, the Company recorded a gain of $55.1 million and $65.8 million, respectively, to Accumulated other comprehensive income and recorded interest income of $3.1 million and $5.1 million, respectively, on this instrument for the three and nine months ended June 30, 2022.

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

Recently Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification (“ASC 606”), Revenue from Contracts with Customers. Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The standard should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company adopted the guidance during the first quarter of fiscal year 2022. There is no accounting impact on the Company’s consolidated financial statements and related disclosures as a result of the adoption of this ASU.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The amendments in this ASU represent changes to clarify certain ASCs, correct unintended application of guidance, or make minor improvements to certain ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. ASU 2020-10 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods, with early adoption permitted. The amendments in this ASU should be applied retrospectively. This ASU will not affect the Company's consolidated financial statements or disclosures. The Company adopted the provisions of this ASU in the first quarter of fiscal 2022.

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

3. Discontinued Operations

Disposition of Semiconductor Automation Business

On September 20, 2021, the Company entered into a definitive agreement to sell its semiconductor automation business to THL. On February 1, 2022, the Company completed the sale of the semiconductor automation business for $2.9 billion in cash, subject to working capital and other customary adjustments. Net cash proceeds from the sale are expected to be $2.5 billion, after excluding estimated taxes payable. Net income from discontinued operations for June 30, 2022 is inclusive of the pre-tax gain on sale of $2.6 billion. As part of the transaction, the Company recorded an $18.1 million liability related to retention bonuses and cash settled stock based awards for former employees of the Company that were conveyed with the transaction. The Company will remit payment to THL during fiscal 2023, at the end of the retention period and THL will directly pay the former employees. Following the completion of the sale, the Company no longer serves the semiconductor market.

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

The following table presents the financial results of discontinued operations with respect to the semiconductor automation business (in thousands).

	Three months ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Revenue
Products	$-	$171,674	$244,962	$433,964
Services	-	14,588	19,468	40,710
Total revenue	-	186,262	264,430	474,674
Cost of revenue
Products	-	96,784	141,165	248,288
Services	-	7,509	11,159	19,250
Total cost of revenue	-	104,293	152,324	267,538
Gross profit	-	81,969	112,106	207,136
Operating expenses
Research and development	-	12,795	18,486	35,497
Selling, general and administrative	480	18,058	30,622	49,998
Restructuring charges	-	-	-	126
Total operating expenses	480	30,853	49,108	85,621
Operating (loss) income	(480)	51,116	62,998	121,515
Other income, net	-	26	-	(1,300)
(Loss) gain on divestiture	(990)	-	2,560,384	-
(Loss) income before income taxes	(1,470)	51,142	2,623,382	120,215
Income tax provision	1,085	10,134	463,785	24,801
Net (loss) income from discontinued operations	$(2,555)	$41,008	$2,159,597	$95,414

On July 1, 2019, the Company sold its semiconductor cryogenics business. During the three and nine months ended June 30, 2021, the Company recorded a $1.3 million negative working capital adjustment to the gain on divestiture that was previously recorded in the fourth fiscal quarter of 2019. This adjustment is shown within other income (loss), net within the income statement for the semiconductor automation business.

The following table presents the significant non-cash items and capital expenditures for the discontinued operations with respect to the semiconductor automation business that are included in the Consolidated Statements of Cash Flows (in thousands):

	Three months ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Depreciation and amortization	$-	$2,697	$-	$6,393
Capital expenditures	$-	$903	$2,862	$3,634
Stock-based compensation	$-	$1,742	$8,032	$7,705

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

During the three months ended March 31, 2022, and prior to the completion of the sale of the semiconductor automation business, the Company exercised an option acquired with the Precise acquisition, to purchase certain technology assets for $4.0 million. The technology assets and the option to purchase was deemed to have no fair value at the time of acquisition.

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

Unrealized gains and losses are excluded from earnings and reported as a separate component of “accumulated other comprehensive income, net of tax” in the accompanying unaudited Consolidated Balance Sheets until the security is sold or matures. Gains or losses realized from sales of marketable securities are computed based on the specific identification method and recognized as a component of "Other income (expenses), net" in the accompanying unaudited Consolidated Statements of Operations. There were insignificant sales of marketable securities for the three and nine months ended June 30, 2022 and 2021.

The following is a summary of the amortized cost and the fair value, including accrued interest receivable as well as unrealized holding gains (losses) on the short-term and long-term marketable securities as of June 30, 2022 and September 30, 2021 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
June 30, 2022:
U.S. Treasury securities and obligations of U.S. government agencies	$536,322	$(2,981)	$93	$533,434
Bank certificates of deposits	6,341	(45)	—	6,296
Corporate securities	372,922	(4,009)	159	369,072
Municipal securities	112,621	(334)	1	112,288
	$1,028,206	$(7,369)	$253	$1,021,090
September 30, 2021:
Bank certificates of deposits	$30	$—	$—	$30
Corporate securities	3,624	—	—	3,624
Municipal securities	—	—	—	—
Other debt securities	25	—	—	25
	$3,679	$—	$—	$3,679

The fair values of the marketable securities by contractual maturities at June 30, 2022 are presented below (in thousands):

	Amortized
	Cost	Fair Value
Due in one year or less	$711,599	$708,895
Due after one year through five years	313,633	309,221
Due after five years through ten years	—	—
Due after ten years	2,974	2,974
Total marketable securities	$1,028,206	$1,021,090

Expected maturities could differ from contractual maturities because the security issuers may have the right to prepay obligations without prepayment penalties.

The Company reviews the marketable securities for impairment at each reporting period to determine if any of the securities have experienced an other-than-temporary decline in fair value. The Company considers factors, such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of its amortized cost basis. If the Company believes that an other-than-temporary decline in fair value has occurred, it writes down the investment to its fair value and recognizes the credit loss in earnings and the non-credit loss in accumulated other comprehensive income or loss. Securities in an unrealized loss position as of June 30, 2022 were $909.6 million. There were no securities in an unrealized loss position as of September 30, 2021.

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

6. Goodwill and Intangible Assets

Goodwill represents the excess of net book value over the estimated fair value of net tangible and identifiable intangible assets of a reporting unit. Goodwill is tested for impairment annually or more often if impairment indicators are present at the reporting unit level. If events occur or circumstances change that would more likely than not reduce fair values of the reporting units below their carrying values, goodwill will be evaluated for impairment between annual tests. No triggering events indicating goodwill impairment occurred during the nine months ended June 30, 2022. Please refer to Note 8, "Goodwill and Intangible Assets" to the Company's consolidated financial statements included in the 2021 Annual Report on Form 10-K for further information on the goodwill impairment testing performed during fiscal year 2021.

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

During the quarter ended June 30, 2022, the Company completed the annual goodwill impairment test for each of its reporting units, including the Life Sciences Products reporting unit within the Life Sciences Products segment, and the Life Sciences Services reporting unit within the Life Sciences Services segment. Based on the test results, the Company determined that no adjustment to goodwill was necessary. The Company conducted a qualitative assessment for both the Life Sciences Services and Life Sciences Products reporting units. The Company determined that it was more likely than not that their fair values were greater than their carrying values. As a result of the analysis, the Company did not perform the quantitative assessment for these reporting units, and therefore, did not recognize any impairment losses.

The changes in the Company’s goodwill by reportable segment since September 30, 2021 are as follows (in thousands):

	Life Sciences	Life Sciences
	Products	Services	Total
Balance, at September 30, 2021	110,138	359,218	469,356
Adjustments	(4,422)	(49)	(4,471)
Balance, at June 30, 2022	$105,716	$359,169	$464,885

During the nine months ended June 30, 2022, the Company recorded a goodwill decrease of $4.5 million primarily related to foreign currency translation adjustments.

The components of the Company’s identifiable intangible assets as of June 30, 2022 and September 30, 2021 are as follows (in thousands):

	June 30, 2022			September 30, 2021
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Patents	$1,226	$1,077	$149	$1,242	$1,002	$240
Completed technology	74,361	37,029	37,332	75,527	32,383	43,144
Trademarks and trade names	424	56	368	424	33	391
Non-competition agreements	681	391	290	681	249	432
Customer relationships	249,277	126,725	122,552	253,486	111,159	142,327
Other intangibles	220	220	—	246	246	—
	$326,189	$165,498	$160,691	$331,606	$145,072	$186,534

Amortization expense for intangible assets was $7.6 million and $9.6 million, respectively, for the three months ended June 30, 2022 and 2021. Amortization expense for intangible assets was $23.4 million and $27.9 million, respectively, for the nine months ended June 30, 2022 and 2021.

Estimated future amortization expense for the intangible assets for the remainder of fiscal year 2022, the subsequent four fiscal years and thereafter is as follows (in thousands):

2022	$6,121
2023	30,845
2024	27,354
2025	22,574
2026	19,435
Thereafter	54,362
$160,691

7. Debt and Line of Credit

On October 4, 2017, the Company entered into a $200.0 million term loan with the lenders pursuant to the terms of a credit agreement. The term loan was issued at $197.6 million, or 98.8% of its par value, resulting in a discount of $2.4 million, or 1.2%, which represented loan origination fees paid at the closing.

The deferred financing costs were accreted over the term of the loan using the effective interest rate method and are included in “Interest expense” in the accompanying unaudited Consolidated Statements of Operations.

During the nine months ended June 30, 2022, the weighted average stated interest rate paid on all outstanding debt was 2.7%. During the three and nine months ended June 30, 2022, the Company incurred aggregate interest expense of $0.1 million and $0.5 million, respectively, in connection with the borrowings.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021

Operating lease costs	$2,468	$1,932	$7,028	$5,375
Finance lease costs:
Amortization of assets	18	182	147	743
Interest on lease liabilities	-	10	5	33
Total finance lease costs	18	192	152	776
Variable lease costs	783	382	2,056	1,246
Short-term lease costs	640	56	1,357	145
Total lease costs	$3,909	$2,562	$10,593	$7,542

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	June 30, 2022	September 30, 2021
Operating Leases:
Operating lease right-of-use assets	$50,748	$49,650

Accrued expenses and other current liabilities	$5,919	$5,254
Long-term operating lease liabilities	46,719	45,088
Total operating lease liabilities	$52,638	$50,342

Finance Leases:
Property, plant and equipment, at cost	$2,252	$2,252
Accumulated amortization	(2,252)	(2,105)
Property, plant and equipment, net	$-	$147

Accrued expenses and other current liabilities	$2	$360
Other long-term liabilities	(10)	(10)
Total finance lease liabilities	$(8)	$350

Weighted average remaining lease term (in years):
Operating leases	11.63	11.33
Finance leases	-	0.53

Weighted average discount rate:
Operating leases	4.02%	3.90%
Finance leases	0%	4.87%

Supplemental cash flow information related to leases was as follows (in thousands, unaudited):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$2,116	$1,562	$5,715	$4,531
Operating cash flows from finance leases	-	8	4	35
Financing cash flows from finance leases	43	269	360	880

ROU assets obtained in exchange for lease liabilities:
Operating leases	$122	$13,652	$7,612	$17,733

Future lease payments for operating and finance leases as of June 30, 2022 were as follows for the remainder of fiscal year 2022, the subsequent five fiscal years and thereafter (in thousands):

Operating Leases
2022	$2,048
2023	7,797
2024	6,356
2025	5,909
2026	5,830
2027	5,634
Thereafter	34,301
Total future lease payments	67,875
Less imputed interest	(15,237)
Total lease liability balance	$52,638

As of June 30, 2022, the Company did not have significant leases that have not commenced or not recorded in the accompanying unaudited Consolidated Balance Sheets.

9. Income Taxes

The Company recorded an income tax provision of $7.3 million and benefit of $0.6 million, respectively during the three and nine months ended June 30, 2022. The provision for the three months ended June 30, 2022, was primarily driven by a true-up of the effective tax rate on a year-to-date basis. These changes were the result of fluctuations in expected global income from operations. The tax benefit for the nine months ended June 30, 2022 was driven by the pre-tax loss and a $4.6 million discrete stock compensation windfall benefit for tax deductions that exceeded the associated book compensation expense. The tax benefit for the nine months ended June 30, 2022 was partially offset by a $0.7 million charge to increase the deferred tax liability to reflect a change in the blended state income tax rate resulting from the sale of the semiconductor business.

In the period ended June 30, 2022, the Company did not include the U.S. business in the computation of the estimated annual effective rate. We have utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes – Interim Reporting to calculate the interim income tax provision. The U.S. tax benefit was computed discretely on a year-to-date basis. The taxable loss from continuing operations in the U.S. would have driven significant volatility in the estimated annual effective tax rate. Considering the level of pre-tax income forecasted in the year, small changes in the forecast for the remainder of the year would change the estimated annual effective tax rate substantially. The Company concluded that calculating the tax provision for the U.S. discretely was a more appropriate reflection of the year-to-date tax provision as of June 30, 2022.

The Company recorded an income tax benefit of $0.8 million and $4.6 million, respectively during the three and nine months ended June 30, 2021. The tax benefit for the three months ended June 30, 2021, was primarily driven by the benefit on loss from operations during the period and $1.5 million overall benefit from multiple releases of unrecognized tax benefits and accrued interest due to statute of limitations expirations. The benefit for the nine months ended June 30, 2021 was increased by a $2.0 million discrete stock compensation windfall benefit for tax deductions that exceeded the associated book compensation expense, respectively.

During March 2021, the United States enacted the American Rescue Plan Act of 2021 (“Act”). The company evaluated the legislation included in the Act in relation to income taxes and determined that income tax provisions included in the Act do not have a material impact on its income tax provision.

The Company evaluates the realizability of its deferred tax assets by tax-paying component and assesses the need for a valuation allowance on a quarterly basis. The Company evaluates the profitability of each tax-paying component on a historic cumulative basis and a forward-looking basis while performing this analysis. The Company maintains a U.S. valuation allowance related to the realizability of certain state tax credits and state net operating loss carry-forwards, as well as a valuation allowance against net deferred tax assets on certain foreign tax-paying components as of June 30, 2022. On February 1, 2022, the Company completed the sale of its semiconductor automation business that resulted in a taxable gain primarily recognized in the U.S. During the second quarter of fiscal year 2022, the Company recorded a reduction to its valuation allowance for the utilization of deferred tax assets that were previously expected to expire. The benefit of this valuation allowance reversal was recorded in income from discontinued operations in the amount of $3.6 million since the reversal was driven by the income from discontinued operations.

The Company maintains liabilities for uncertain tax positions. These liabilities involve judgment and estimation and are monitored based on the best available information. The Company recognizes interest related to unrecognized tax benefits as a component of the income tax provision or benefit. The Company recognized $0.1 million of interest expense related to its uncertain tax positions during the three and the nine months ended June 30, 2022.

The Company is subject to U.S. federal, state, local and foreign income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which it files.

In the normal course of business, the Company is subject to income tax audits in various global jurisdictions in which it operates. The years subject to examination vary for the U.S. and international jurisdictions, with the earliest tax year being 2013. Based on the outcome of these examinations or the expiration of statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the Company’s Consolidated Balance Sheets. The Company currently anticipates that it is reasonably possible that the unrecognized tax benefits and accrued interest will be reduced by $0.6 million in the next twelve months due to statute of limitations expirations. These unrecognized tax benefits would impact the effective tax rate if recognized.

10. Other Balance Sheet Information

The following is a summary of accounts receivable at June 30, 2022 and September 30, 2021 (in thousands):

	June 30,	September 30,
	2022	2021
Accounts receivable	$154,600	$124,195
Less allowance for expected credit losses	(4,326)	(4,318)
Accounts receivable, net	$150,274	$119,877

The following is a summary of inventories at June 30, 2022 and September 30, 2021 (in thousands):

	June 30,	September 30,
	2022	2021
Inventories
Raw materials and purchased parts	$35,594	$27,644
Work-in-process	5,855	4,787
Finished goods	39,764	27,967
Total inventories	$81,213	$60,398

Reserves for excess and obsolete inventory were $4.1 million and $3.7 million, respectively, at June 30, 2022 and September 30, 2021.

At June 30, 2022 and September 30, 2021, the Company had cumulative capitalized direct costs of $25.5 million and $22.7 million, respectively, associated with the development of software for its internal use. As of June 30, 2022, this balance included $7.5 million associated with software assets that are still in the development stage and not yet placed in service. During the three and nine months ended June 30, 2022, the Company capitalized direct costs of $1.2 million and $2.8 million, respectively, associated with the development of software for its internal use.

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

The following is a summary of product warranty and retrofit activity on a gross basis for the three and nine months ended June 30, 2022 and 2021 (in thousands):

Activity -Three Months Ended June 30, 2022
Balance			Balance
March 31,			June 30,
2022	Accruals	Costs Incurred	2022
$2,491	$663	$(630)	$2,524

Activity -Three Months Ended June 30, 2021
Balance			Balance
March 31,			June 30,
2021	Accruals	Costs Incurred	2021
$2,182	$858	$(703)	$2,337

Activity -Nine Months Ended June 30, 2022
Balance			Balance
September 30,			June 30,
2021	Accruals	Costs Incurred	2022
$2,330	$1,875	$(1,681)	$2,524

Activity -Nine Months Ended June 30, 2021
Balance			Balance
September 30,			June 30,
2020	Accruals	Costs Incurred	2021
$2,211	$1,671	$(1,545)	$2,337

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

The stock-based compensation expense for restricted stock units for continuing operations was $3.2 million and $4.0 million, for the three months ended June 30, 2022 and 2021, respectively. The stock-based compensation expense for restricted stock units for continuing operations was $10.9 million and $11.7 million the nine months ended June 30, 2022 and 2021, respectively. The stock-based compensation expense for employee stock purchase plan for continuing operations was $0.3 million and $0.3 million, respectively, for the three months ended June 30, 2022 and 2021. The stock-based compensation expense for employee stock purchase plan for continuing operations was $1.1 million and $0.8 million, for the nine months ended June 30, 2022 and 2021.

The information included within the remaining note is on a total company basis, and includes amounts related to our discontinued operations.

The following table reflects the total stock-based compensation expense recorded during the three and nine months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Restricted stock units	$3,178	$5,475	$18,433	$18,667
Employee stock purchase plan	307	611	1,600	1,610
Total stock-based compensation expense	$3,485	$6,086	$20,033	$20,277

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

The Company grants restricted stock units that vest over a required service period and/or achievement of certain operating performance goals. Restricted stock units granted with performance goals may also have a required service period following the achievement of all or a portion of the performance goals. The following table reflects restricted stock units, including stock awards, granted during the nine months ended June 30, 2022 and 2021:

		Time-Based	Stock	Performance-
	Total Units	Units	Grants	Based Units
Nine months ended June 30, 2022	231,696	94,429	49,063	88,204
Nine months ended June 30, 2021	346,172	162,842	14,683	168,647

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

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the nine months ended June 30, 2022:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at September 30, 2021	1,088,652	$47.35
Granted	231,696	103.00
Vested	(555,513)	41.50
Forfeited	(223,821)	39.51
Outstanding at June 30, 2022	541,014	93.96

The weighted average grant date fair value of restricted stock units granted during the three months ended June 30, 2022 and 2021 was $80.58 and $104.54, respectively. The fair value of restricted stock units vested during the three months ended June 30, 2022 and 2021 was $0.2 million and $0.3 million, respectively. The weighted average grant date fair value of restricted stock units granted during the nine months ended June 30, 2022 and 2021 was $103.00 and $71.81, respectively. The fair value of restricted stock units vested during the nine months ended June 30, 2022 and 2021 was $66.9 million and $28.2 million, respectively. During the nine months ended June 30, 2022 and 2021, the Company remitted $25.1 million and $9.7 million, respectively, collected from employees to satisfy their tax obligations as a result of share issuances. Such proceeds collected and remitted were insignificant during the three months ended June 30, 2022 and 2021.

As of June 30, 2022, the unrecognized compensation cost that are expected to vest is $23.2 million and will be recognized over an estimated weighted average service period of approximately 1.8 years.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan that allows its employees to purchase shares of common stock at a price equal to 85% of the fair market value of the Company’s stock at the beginning or the end of the semi-annual offering period, whichever is lower. There were 51,133 and 58,124 shares, respectively, purchased by employees under the employee stock purchase plan during the nine months ended June 30, 2022 and 2021.

12. Earnings per Share

The calculations of basic and diluted net income per share and basic and diluted weighted average shares outstanding are as follows for the three and nine months ended June 30, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Loss from continuing operations	$(7,015)	$(1,842)	$(5,973)	$(6,472)
(Loss) income from discontinued operations, net of tax	(2,555)	41,008	2,159,597	95,414
Net (loss) income	$(9,570)	$39,166	$2,153,624	$88,942

Weighted average common shares outstanding used in computing basic earnings per share	74,989	74,296	74,879	74,195
Dilutive restricted stock units	—	—	—	—
Weighted average common shares outstanding used in computing diluted earnings per share	74,989	74,296	74,879	74,195

Basic net income per share:
Loss from continuing operations	$(0.09)	$(0.02)	$(0.08)	$(0.09)
(Loss) income from discontinued operations, net of tax	(0.03)	0.55	28.84	1.29
Basic net (loss) income per share	$(0.13)	$0.53	$28.76	$1.20

Diluted net (loss) income per share:
Loss from continuing operations	$(0.09)	$(0.02)	$(0.08)	$(0.09)
(Loss) income from discontinued operations, net of tax	(0.03)	0.55	28.84	1.29
Diluted net (loss) income per share	$(0.13)	$0.53	$28.76	$1.20

During the nine months ended June 30, 2022, restricted stock units of 59,513 were excluded from the computation of diluted earnings per share as their effect would be antidilutive to earnings per share for continuing operations based on the treasury stock method.

13. Revenue from Contracts with Customers

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers in a manner that depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following is revenue by significant business line for the three and nine months ended June 30, 2022 and 2021(in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Significant Business Line
Life Sciences Products	$47,369	$48,625	$150,861	$146,490
Sample Repository Solutions	26,000	21,772	78,806	64,496
Genomic Services	59,366	58,690	188,264	165,778
Total	$132,735	$129,087	$417,931	$376,764

Contract Balances

Accounts Receivable, Net. Accounts receivable represent rights to consideration in exchange for products or services that have been transferred by the Company, when payment is unconditional and only the passage of time is required before payment is due. Accounts receivable do not bear interest and are recorded at the invoiced amount. The Company maintains an allowance for expected credit losses representing its best estimate of probable credit losses related to its existing accounts receivable and their net realizable value. The Company determines the allowance for expected credit losses based on a number of factors, including an evaluation of customer credit worthiness, the age of the outstanding receivables, economic trends, historical experience and other information through the payment periods. Accounts receivable, net were $150.3 million and $119.9 million at June 30, 2022 and September 30, 2021, respectively.

Contract Assets. Contract assets represent rights to consideration in exchange for products or services that have been transferred by the Company, when payment is conditional on something other than the passage of time. These amounts typically relate to contracts where the right to payment is not present until completion of the contract or the achievement of specified milestones and the value of the products or services transferred exceed this constraint. Contract assets are classified as current. Contract asset balances which are included within “Prepaid expenses and other current assets” on the Company’s Consolidated Balance Sheet, were $20.8 million and $15.3 million at June 30, 2022 and September 30, 2021, respectively.

Contract Liabilities. Contract liabilities represent the Company’s obligation to transfer products or services to a customer for which consideration has been received, or for which an amount of consideration is due from the customer. Contract assets and liabilities are reported on a net basis at the contract level, depending on the contracts position at the end of each reporting period. Contract liabilities are included within “Deferred revenue” on the Company’s Consolidated Balance Sheet. Contract liabilities were $33.1 million and $25.7 million at June 30, 2022 and September 30, 2021, respectively. Revenue recognized from the contract liability balance at September 30, 2021 was $13.4 million for the nine months ended June 30, 2022.

Remaining Performance Obligations. Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year and for which fulfillment of the contract has started as of the end of the reporting period. The aggregate amount of transaction consideration allocated to remaining performance obligations as of June 30, 2022 was $63.7 million. The following table summarizes when the Company expects to recognize the remaining performance obligations as revenue; the Company will recognize revenue associated with these performance obligations as transfer of control occurs (in thousands):

	As of June 30, 2022
	Less than 1 Year	Greater than 1 Year	Total
Remaining Performance Obligations	$35,662	$28,010	$63,672

Cost to Obtain and Fulfill a Contract

The Company capitalizes sales commissions when incurred if they are (i) incremental costs of obtaining a contract, (ii) expected to be recovered and (iii) have an expected amortization period that is greater than one year. As part of the Company’s cumulative effect adjustment upon the initial adoption of ASC 606, incremental costs associated with obtaining a contract were capitalized and have been classified as deferred commissions within the Company’s Consolidated Balance Sheet. These amounts primarily relate to sales commissions and are being amortized over a 60-month period, which represents the average period of contract performance. The Company did not capitalize any sales commissions during the nine months ended June 30, 2022 as the amount of sales commissions that qualified for capitalization during the reporting period was insignificant. Sales commissions incurred during the reporting period have been expensed as incurred. These costs are recorded within “Selling, general and administrative” expenses on the Company’s Consolidated Statement of Operations. The Company has concluded that none of its costs incurred in fulfillment of customer contracts meet the capitalization criteria. The Company will account for shipping and handling activities as fulfillment activities and recognize the associated expense when control of the product has transferred to the customer.

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

The following is the summary of the financial information for the Company’s reportable segments for the three and nine months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Life Sciences Products	$47,369	$48,625	$150,861	$146,520
Life Sciences Services	85,366	80,462	267,070	230,244
Total revenue	$132,735	$129,087	$417,931	$376,764

Operating loss:
Life Sciences Products	$2,216	$5,060	$11,895	$16,492
Life Sciences Services	2,251	5,774	14,997	18,316
Reportable segment adjusted operating income	4,467	10,834	26,892	34,808
Amortization of completed technology	1,810	2,173	5,424	6,200
Amortization of other intangible assets	5,745	7,396	18,064	21,657
Restructuring charges	25	—	319	53
Tariff adjustment	—	—	(486)	5,414
Other unallocated corporate expenses	1,960	2,148	13,677	11,331
Total operating loss	(5,073)	(883)	(10,106)	(9,847)
Interest income	6,822	409	9,933	503
Interest expense	(2,101)	(477)	(4,111)	(1,485)
Loss on extinguishment of debt	—	—	(632)	—
Other income (expenses), net	630	(1,651)	(1,617)	(263)
Income (loss) before income taxes	$278	$(2,602)	$(6,533)	$(11,092)

Assets:	Life Sciences Products	Life Sciences Services	Total
June 30, 2022	$319,632	$876,589	$1,196,221
September 30, 2021	278,769	780,238	1,059,007

The following is a reconciliation of the Company’s reportable segments’ segment assets to the corresponding amounts presented in the accompanying unaudited Consolidated Balance Sheets as of June 30, 2022 and September 30, 2021 (in thousands):

	June 30,	September 30,
	2022	2021
Segment assets	$1,196,221	$1,059,007
Cash and cash equivalents, restricted cash, and marketable securities	2,507,326	244,012
Deferred tax assets	1,926	10,043
Other assets	17,244	11,237
Assets held for sale	—	495,213
Total assets	$3,722,717	$1,819,512

Revenue from external customers is attributed to geographic areas based on locations to which customer orders are shipped. Net revenue by geographic area for the three and nine months ended June 30, 2022 and 2021 (in thousands) are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Geographic Location:
North America	$88,557	$83,638	$285,283	$236,939
Europe	25,042	27,009	75,863	82,412
China	12,906	11,077	33,936	33,869
Asia Pacific/ Other	6,230	7,363	22,849	23,544
Total	$132,735	$129,087	$417,931	$376,764

Revenue for the United States comprises 99% of the revenue for North America for the three and nine months ended June 30, 2022 and 2021.

15. Significant Customers

The Company had no individual customer that accounted for 10% or more of its consolidated revenue for each of the three and nine months ended June 30, 2022 and 2021. There was no customer that accounted for more than 10% of the Company’s accounts receivable balance as of both June 30, 2022 and September 30, 2021.

16. Commitments and Contingencies

Tariff Matter

In fiscal year 2021, as part of the Company’s continued integration of GENEWIZ, which was acquired in November 2018, the Company initiated a review during first quarter of fiscal year 2021, with the assistance of a third party consultant, of the transaction value that the Company has used to calculate tariffs on inter-company imports of samples shipped from its GENEWIZ business. As a result of the third-party review and in light of a new interpretation surrounding the valuation method used to calculate the estimated transaction value, the Company revised its estimate of the tariffs owed as a result and recorded a liability of $6.1 million in the second quarter of fiscal 2021. As of March 31, 2022, the accrual was $7.4 million. During the three months ended June 30, 2022, the Company submitted a payment in the amount of $5.9 million to the customs authorities related to November 2021 and prior periods. The customs authorities will review the Company’s calculation of tariffs for these periods and determine if any further tariffs are owed. As of June 30, 2022 and September 30, 2021, the accrual for these tariffs was $1.8 million and $7.0 million, respectively, which includes estimates for any additional liability for tariffs owed related to recurring operating activity. The Company does not expect to incur any significant penalties associated with the tariffs.

Purchase Commitments

At June 30, 2022, the Company had non-cancellable commitments of $78.6 million, primarily comprised of purchase orders for inventory of $65.0 million, information technology related commitments of $13.1 million, and China facility commitments of $0.4 million.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying Consolidated Balance Sheets as of June 30, 2022 and September 30, 2021 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$330,546	$330,546	$—	$—
Available-for-sale securities	1,021,090	417,059	604,031	—
Foreign exchange contracts	32	—	32	—
Net investment hedge	65,814	—	65,814	—
Total assets	$1,417,482	$747,605	$669,877	$—
Liabilities:
Foreign exchange contracts	294	—	294	—
Total liabilities	$294	$—	$294	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$21	$21	$—	$—
Available-for-sale securities	3,679	—	3,679	—
Foreign exchange contracts	153	—	153	—
Total assets	$3,853	$21	$3,832	$—
Liabilities:
Foreign exchange contracts	165	$—	165	—
Acquisition-related contingent consideration	9,400	—	—	9,400
Total liabilities	$9,565	$—	$165	$9,400

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

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months and nine months ended June 30, 2022 and 2021, the Company did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

18. Subsequent Event

On July 1, 2022, the Company closed its previously announced acquisition of Barkey Holding GmbH and its subsidiaries ("Barkey"), a leading provider of controlled rate thawing devices for customers in the medical, biotech and pharmaceutical industries, headquartered in Leopoldshöhe, Germany.  The acquisition was completed with a purchase price of approximately €80.0 million, subject to customary adjustments. The acquisition is expected to expand the Company’s existing offerings and capabilities within its Life Sciences Products segment.

On August 8, 2022, the Company, through its wholly-owned subsidiary, Azenta Luxembourg, S.a.r.l, entered into a definitive agreement to acquire °B Medical Systems S.a.r.l and its subsidiaries (“B Medical”), a global leader in temperature-controlled storage and transportation solutions. The purchase price to be paid by Azenta at closing is approximately €410 million. Additional consideration, up to €50 million, may be paid contingent upon achieving future performance milestones. The transaction is expected to close in October 2022, upon meeting customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes principal factors affecting the results of our operations, financial condition and liquidity as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our MD&A is organized as follows:

●	Overview. This section provides a general description of our business and operating segments as well as a brief discussion and overall analysis of our business and financial performance, including key developments affecting the Company during the three and nine months ended June 30, 2022 and 2021.
●	Critical Accounting Policies and Estimates. This section discusses accounting policies and estimates that require us to exercise subjective or complex judgments in their application. We believe these accounting policies and estimates are important to understanding the assumptions and judgments incorporated in our reported financial results.
●	Results of Operations. This section provides an analysis of our financial results for the three and nine months ended June 30, 2022 as compared to the three and nine months ended June 30, 2021.
●	Liquidity and Capital Resources. This section provides an analysis of our liquidity and changes in cash flows as well as a discussion of available borrowings and contractual commitments.

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

On February 1, 2022, we completed the sale of our semiconductor automation business for $2.9 billion in cash, subject to working capital and other customary adjustments. Net proceeds from the sale are expected to be $2.5 billion, net of estimated taxes payable. Since our founding in 1978, we had been a leading automation provider and partner to the global semiconductor manufacturing industry. With the completion of the sale of the semiconductor automation business, we no longer serve the semiconductor market. The semiconductor automation business has been classified as a discontinued operation and, unless otherwise noted, this MD&A relates solely to our continuing operations and does not include the operations of our semiconductor automation business.

Impact of the COVID-19 Pandemic

We have implemented business continuity plans designed to address the COVID-19 pandemic and minimize the disruption to ongoing operations. Since the beginning of the COVID-19 pandemic in March 2020, however, our business has been impacted at various times by reduced demand for services from customers experiencing lockdowns and quarantines, travel restrictions impacting our ability to service our products, supply chain constraints, increased competition for talent, and governmental mandates at times constraining our employees’ ability to work at our facilities. Since the beginning of the COVID-19 pandemic in March 2020, however, our business has been impacted at various times by reduced demand for services from customers experiencing lockdowns and quarantines, travel restrictions impacting our ability to service our products, supply chain constraints, increased competition for talent, and governmental mandates at times constraining our employees’ ability to work at our facilities. Recently, during the third quarter ended June 30, 2022, we experienced a two-week facility closure in Suzhou, China as a result of local government protocols and mandates. As we expect the pandemic to continue to evolve, we will continue monitoring and assessing the effects of the COVID-19 pandemic on our business. However, we cannot at this time accurately predict what effects these conditions will ultimately have on our operations due to uncertainties relating to variants of the virus, vaccine effectiveness against the variants, the duration of any future outbreak and the pandemic itself, and the length of the travel restrictions and business closures imposed by the governments of impacted countries.  Our financial results will also depend on variables including reduced demand from our customers, the degree that the supply chain may be constrained which could impact our delivery of products and services and the potential negative impact on our operations if there is an outbreak among our employees, as well as the amount of incremental demand caused by research and treatments in the areas of COVID-19 or related threats.

Information Related to Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “likely” or similar statements or variations of such terms. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, margins, costs, earnings, profitability, product development, demand, acceptance and market share, competitiveness, market opportunities and performance, levels of research and development, the success of our marketing, sales and service efforts, outsourced activities, operating expenses, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customers’ success, tax expenses, our management’s plans and objectives for our current and future operations and business focus, our ability to retain, hire and integrate skilled personnel, the impact of the COVID-19 pandemic on our operations and results, including as a result of local mandates, any prolonged lock downs, or series of temporary closures, our ability to identify and address increased cybersecurity risks, including as a result of employees working remotely, the expected benefits and other statements relating to our divestitures and acquisitions, including sale of the semiconductor automation business and the semiconductor cryogenics business, the adequacy, effectiveness and success of our business transformation initiatives, our ability to continue to identify acquisition targets and successfully acquire and integrate desirable products and services and realize expected revenues and revenue synergies, our adoption of newly issued accounting guidance, the levels of customer spending, our dependence on key suppliers or vendors to obtain services for our business on acceptable terms, including the impact of supply chain disruptions, general economic conditions, the sufficiency of financial resources to support future operations, and capital expenditures. Such statements are based on current expectations and involve risks, uncertainties and other factors which may cause the actual results, our performance or our achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the Risk Factors which are set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, or the 2021 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission, or SEC, on November 24, 2021, as updated and/or supplemented in subsequent filings with the SEC, including under Item 1A “Risk Factors” in Part II of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 as filed with the SEC on February 9, 2022 or the First Quarter Form 10-Q, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 as filed with the SEC on May 16, 2022, or the Second Quarter Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release revisions to these forward-looking statements to reflect events or circumstances that occur after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence or effect of anticipated or unanticipated events. Precautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. Any additional precautionary statements made in our 2021 Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q.

Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to “we”, “us”, “our” and “the Company” refer to Azenta, Inc. and its consolidated subsidiaries.

OVERVIEW

We are a leading global provider of life science sample exploration and management solutions for the life sciences market. We support our customers from research to clinical development with our sample management, automated storage, and genomic services expertise to help our customers bring impactful therapies to market faster. We understand the importance of sample integrity and offer a broad portfolio of products and services spanning across the life cycle of samples from procurement and sourcing, automated storage platforms, genomic services and a broad range of consumables, informatics and data software, and sample management solutions. Our expertise and leadership positions make us a trusted partner to pharmaceutical, biotechnology, and life sciences research institutions globally. In total, our life sciences business employs approximately 2,900 full-time employees, part-time employees and contingent workers worldwide and have sales in approximately 80 countries. We are headquartered in Chelmsford, Massachusetts and have operations in North America, Asia, and Europe.

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

Business and Financial Performance

Our performance for the three and nine months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
Dollars in thousands	2022	2021	2022	2021
Revenue	$132,735	$129,087	$417,931	$376,764
Cost of revenue	73,135	66,656	220,462	199,098
Gross profit	59,600	62,431	197,469	177,666
Operating expenses
Research and development	6,515	5,489	19,895	15,813
Selling, general and administrative	58,133	57,825	187,361	171,648
Restructuring charges	25	-	319	53
Total operating expenses	64,673	63,314	207,575	187,514
Operating loss	(5,073)	(883)	(10,106)	(9,848)
Interest income	6,822	409	9,933	503
Interest expense	(2,101)	(477)	(4,111)	(1,485)
Loss of extinguishment of debt	—	—	(632)	—
Other income (expense), net	631	(1,651)	(1,617)	(263)
Loss before income taxes	279	(2,602)	(6,533)	(11,092)
Income tax benefit (provision)	7,293	(760)	(560)	(4,620)
Loss from continuing operations	$(7,014)	$(1,842)	$(5,973)	$(6,472)
Income from discontinued operations, net of tax	(2,555)	41,008	2,159,597	95,414
Net income	$(9,569)	$39,166	$2,153,624	$88,942

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Results of Operations – Revenue increased 3% as compared to the prior fiscal year period driven by a 6% increase in our Life Sciences Services segment, partially offset by a 3% decrease in our Life Sciences Products segments. Gross margin was 44.9% for the three months ended June 30, 2022, as compared to 48.4% for the corresponding period of the prior fiscal year. Operating expenses increased $1.4 million compared to the three months ended June 30, 2021, driven by increases in both research and development expenses and selling, general and administrative expenses. We reported an operating loss of $5.1 million for the three months ended June 30, 2022, as compared to operating loss of $0.9 million for the corresponding prior fiscal year period due to a decrease in gross profit and operating expenses. Loss from continuing operations was $7.0 million as compared to $1.8 million for the three months ended June 30, 2021. During the three months ended June 30, 2022, we recorded a $2.6 million net loss from discontinued operations.

Nine Months Ended June 30, 2022 Compared to Nine Months Ended June 30, 2021

Results of Operations – Revenue increased 11% as compared to the prior fiscal year period driven by both our Life Sciences Services and Life Products segments which increased 16% and 3%, respectively. Gross margin was 47.2% for both the nine months ended June 30, 2022 and 2021. Operating expenses increased $20.1 million compared to the nine months ended June 30, 2021, driven by increases in both research and development expenses and selling, general and administrative expenses. We reported an operating loss of $10.1 million for the nine months ended June 30, 2022, as compared to an operating loss of $9.8 million for the corresponding prior fiscal year period due to an increase in operating expenses. Loss from continuing operations was $6.0 million and $6.5 million, respectively, for the nine months ended June 30, 2022 and 2021. During the nine months ended June 30, 2022, we recorded a net gain on the sale of our semiconductor automation business of $2.1 billion, which is included within net income from discontinued operations.

June 30, 2022 Compared to September 30, 2021

Cash Flows and Liquidity - Cash and cash equivalents and restricted cash as presented on our Consolidated Statements of Cash Flows is on a total company basis and were $1.5 billion as of June 30, 2022 compared to $285.3 million as of September 30, 2021. The increase of $1.2 billion was attributable to $2.9 billion of cash inflows related to the sale of our semiconductor automation business, partially offset by $431.6 million of taxes paid related to the sale of the automation semiconductor business, cash outflows for the net change in operating assets and liabilities of $83.7 million, $1.5 billion related to purchases of marketable securities, $59.7 million for capital expenditures, $1.0 million related to the acquisition of technology intangible assets and financing activities of $64.3 million. Financing activities include $49.7 million for the extinguishment of debt and $10.4 million related to the payments of acquisition related contingent consideration. The effects of foreign exchange reduced our cash balance by $99.0 million. The net proceeds from the sale of the semiconductor automation business was approximately $2.5 billion after payment of taxes and other expenses.

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

RESULTS OF OPERATIONS

Please refer to the commentary provided below for further discussion and analysis of the factors contributing to our results from operations for the three and nine months ended June 30, 2022 as compared to the three and nine months ended June 30, 2021.

Revenue

Our revenue performance for the three and nine months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,			Nine Months Ended June 30,
Dollars in thousands	2022	2021	% Change	2022	2021	% Change
Life Sciences Products	$47,369	$48,625	(3)%	$150,861	$146,520	3%

Life Sciences Services	$85,366	$80,462	6%	$267,070	$230,244	16%

Total revenue	$132,735	$129,087	3%	$417,931	$376,764	11%

Three months ended June 30, 2022 compared to three months ended June 30, 2021

Revenue increased 3% driven by a 6% increase in our Life Sciences Services segment, partially offset by a 3% decline in our Life Sciences Products segment during the three months ended June 30, 2022 as compared to the corresponding prior year period.

Our Life Sciences Products segment revenue decreased 3% driven by decreased demand for our consumables and instruments; partially offset by increased revenue in our automated cold sample management systems.

Our Life Sciences Service segment revenue increased 6% driven by increased revenue in both our sample repository solutions and genomics services businesses. Sample repository solutions revenue increased 19% due to growth in our storage services. Genomic services revenue increased 1% due to an increase in our Next Generation Sequencing, or NGS, business.

Revenue generated outside the United States was $44.8 million, or 34% of total revenue, for the three months ended June 30, 2022, as compared to $46.2 million, or 36% of total revenue, for the corresponding period of the prior fiscal year. No individual customer that accounted for more than 10% of our consolidated revenue for the three months ended June 30, 2022 or 2021.

Nine months ended June 30, 2022 compared to nine months ended June 30, 2021

Revenue increased 11% driven by increases in both our Life Sciences Products and our Life Sciences Services segments during the nine months ended June 30, 2022 as compared to the corresponding prior year period.

Our Life Sciences Products segment revenue increased 3% driven by increased revenue in our automated cold sample management systems and infrastructure services, partially offset by a decrease in demand for our consumables and instruments.

Our Life Sciences Service segment revenue increased 16% driven by increased revenue in both our sample repository solutions and genomics services businesses. Sample repository solutions revenue increased 22% due to growth in our storage, logistics services, informatics and sample procurement services. Genomic services revenue increased 14% due to an increase in demand across all service lines.

Revenue generated outside the United States was $134.6 million, or 32% of total revenue, for the nine months ended June 30, 2022, as compared to $142.4 million, or 38% of total revenue, for the corresponding period of the prior fiscal year. No individual customer that accounted for more than 10% of our consolidated revenue for the nine months ended June 30, 2022 or 2021.

The COVID-19 pandemic has had varying impacts on our business for the three and nine months ended June 30, 2022. We estimate that the COVID-19 pandemic had a positive net impact of approximately $1 million and $13 million, respectively, on our revenue for the three months ended June 30, 2022 and 2021 and approximately $21 million and $39 million, respectively, on our revenue for the nine months ended June 31, 2022 and 2021.

Operating Loss

Our operating income performance for the three and nine months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
Dollars in thousands	2022	2021	2022	2021
Revenue:
Life Sciences Products	$47,369	$48,625	$150,861	$146,520
Life Sciences Services	85,366	80,462	267,070	230,244
Total revenue	$132,735	$129,087	$417,931	$376,764

Operating income:
Life Sciences Products	$2,216	$5,060	$11,895	$16,492
Life Sciences Products adjusted operating margin	5%	10%	8%	11%
Life Sciences Services	$2,251	$5,774	$14,997	$18,316
Life Sciences Services adjusted operating margin	3%	7%	6%	8%
Segment adjusted operating income	$4,467	$10,834	$26,892	$34,808
Total segment adjusted operating margin	3%	8%	6%	9%

Amortization of completed technology	1,811	2,173	5,424	6,200
Amortization of acquired intangible assets	5,745	7,396	18,064	21,657
Restructuring charges	23	—	319	53
Tariff adjustment	—	—	(486)	5,414
Other unallocated corporate expenses	1,961	2,148	13,677	11,332
Total operating loss	$(5,073)	$(883)	$(10,106)	$(9,847)
Total operating margin	(4)%	(1)%	(2)%	(3)%

Three months ended June 30, 2022 compared to three months ended June 30, 2021

We reported an operating loss of $5.1 million during the three month period ending June 30, 2022, compared to an operating loss of $0.9 million in the prior fiscal year period. The increase in operating loss was due to a decrease in gross profit of $2.8 million and an increase in operating expenses of $1.4 million. Within operating expenses, research and development expenses increased $1.0 million and selling, general, and administrative expenses increased $0.3 million.

Life Sciences Products segment adjusted operating income decreased $2.8 million and adjusted operating margin decreased 5.7 percentage points compared to the prior fiscal year period. The decrease in adjusted operating income was driven by a decrease in gross profit of $1.8 million and higher operating expenses of $1.0 million. Adjusted operating income for our Life Sciences Products segment excludes charges for amortization related to completed technology of $0.3 million and $0.4 million for both the three months ended June 30, 2022 and 2021. Please refer to Note 14, “Segment Information” in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

Life Sciences Services segment adjusted operating income decreased $3.5 million and adjusted operating margin decreased 4.5 percentage points compared to the prior fiscal year period. The decrease in adjusted operating income was driven by higher operating expenses of $2.2 million and a decrease in gross profit of $1.3 million. Adjusted operating income for our Life Sciences Services segment excludes charges for amortization related to completed technology of $1.6 million and $1.7 million for the three months ended June 30, 2022 and 2021, respectively. Please refer to Note 14, “Segment Information” in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

Nine months ended June 30, 2022 compared to nine months ended June 30, 2021

We reported an operating loss of $10.1 million during the nine month period ending June 30, 2022, compared to an operating loss of $9.8 million in the prior fiscal year period. The increase in operating loss was due to an increase in operating expenses of $20.0 million; partially offset by an increase in gross profit of $19.8 million. Within operating expenses, selling, general, and administrative expenses increased $15.7 million, and research and development expenses increased $4.1 million. Restructuring charges increased $0.3 million. Operating income for the nine months ended June 30, 2021 included $5.4 million of cost accrued for tariff liabilities on intercompany import activity in fiscal years 2016 through 2020 and $0.7 million of tariff liabilities related to activity during the three and nine months ended June 30, 2021. During the nine months ended June 30, 2022, upon the completion of an independent study, we recorded a benefit of $0.5 million related to the accrual for the fiscal years 2016 through 2020, as described above.

Life Sciences Products segment adjusted operating income decreased $4.6 million and adjusted operating margin decreased 3.4 percentage points compared to the prior fiscal year period. The decrease in adjusted operating income was driven by higher operating expenses of $7.1 million; partially offset by an increase in gross profit of $2.5 million. Adjusted operating income for our Life Sciences Products segment excludes charges for amortization related to completed technology of $0.7 million and $1.0 million for the nine months ended June 30, 2022 and 2021, respectively. Please refer to Note 14, “Segment Information” in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

Life Sciences Services segment adjusted operating income decreased $3.3 million and adjusted operating margin decreased 2.3 percentage points. The decrease in adjusted operating income was driven by an increase in operating expenses of $14.0 million, partially offset by an increase in gross profit of $10.6 million and excludes charges for amortization related to completed technology of $4.7 million and $5.2 million for the nine months ended June 30, 2022 and 2021, respectively. Adjusted operating income also excludes a benefit of $0.5 million and a charge of $5.5 million, respectively for the nine months ended June 30, 2022 and 2021 related to tariff charges for the fiscal years 2016 through 2020, as described above. Please refer to Note 14, “Segment Information” in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

Gross Margin

Our gross margin performance for the three and nine months ended June 30, 2022 and 2021 is as follows:

	Life Science Products		Life Science Services		Azenta Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
Dollars in thousands	2022	2021	2022	2021	2022	2021
Revenue	$47,369	$48,625	$85,366	$80,462	$132,735	$129,087
Gross profit	21,026	22,655	38,573	39,772	59,600	62,431
Gross margin	44.4%	46.6%	45.2%	49.4%	44.9%	48.4%
Adjustments:
Amortization of completed technology	251	432	1,560	1,742	1,811	2,174
Tariff adjustment	—	—	—	(83)	—	(83)
Adjusted gross profit	$21,277	$23,087	$40,133	$41,431	$61,411	$64,522
Adjusted gross margin	44.9%	47.5%	47.0%	51.5%	46.3%	50.0%

	Life Science Products		Life Science Services		Azenta Total
	Nine Months Ended June 30,		Nine Months Ended June 30,		Nine Months Ended June 30,
Dollars in thousands	2022	2021	2022	2021	2022	2021
Revenue	$150,861	$146,520	$267,070	$230,244	$417,931	$376,764
Gross profit	70,006	67,232	127,475	110,431	197,469	177,666
Gross margin	46.4%	45.9%	47.7%	48.0%	47.2%	47.2%
Adjustments:
Amortization of completed technology	722	985	4,702	5,215	5,424	6,200
Tariff adjustment	—	—	(486)	5,414	(486)	5,414
Adjusted gross profit	$70,728	$68,217	$131,691	$121,060	$202,407	$189,280
Adjusted gross margin	46.9%	46.6%	49.3%	52.6%	48.4%	50.2%

Three months ended June 30, 2022 compared to three months ended June 30, 2021

Total gross margin increased 3.5 percentage points to 44.9% compared to the prior three month fiscal year period driven by decreased gross margin in both our Life Sciences Products segment and our Life Sciences Services segment.

Life Sciences Products segment gross margin decreased 2.2 percentage points. The decrease was primarily driven by the mix of products sold in our consumables and instruments business, one time inventory adjustments and higher logistics costs. Cost of revenue included $0.3 million and $0.4 million of charges for amortization related to completed technology for the three months ended June 30, 2022 and 2021, respectively. Excluding the impact of the amortization of completed technology, margins decreased 2.6 percentage points during the three months ended June 30, 2022, as compared to the corresponding period of the prior fiscal year.

Life Sciences Services segment gross margin decreased 4.2 percentage points driven by decreased gross margin in both the genomic services business and sample repository solutions business. The decrease in the genomic services business was due to the impact of lower sales as well as mandated COVID related measures in China that reduced customer orders and production at our Suzhou, China location. The decrease in gross margin in the sample repository solutions business is mainly driven by higher labor costs in the storage solutions business. Excluding the impact of the amortization of completed technology, Life Sciences Services margins decreased 4.5 percentage points during the three months ended June 30, 2022, as compared to the corresponding period of the prior fiscal year.

Nine months ended June 30, 2022 compared to nine months ended June 30, 2021

Total gross margin increased 0.1 percentage points to 47.2% compared to the prior nine month fiscal year period driven by decreased gross margin in our Life Sciences Services segment; partially offset by an increase in gross margin in our Life Sciences Products segment.

Life Sciences Products segment gross margin increased 0.5 percentage points. The increase was primarily driven by cost reduction initiatives within our automated storage systems business and increased productivity. Cost of revenue included $0.7 million and $1.0 million, respectively, of charges for amortization related to completed technology for the nine months ended June 30, 2022 and 2021. Excluding the impact of the amortization of completed technology, margins expanded 0.3 percentage points during the nine months ended June 30, 2022, as compared to the corresponding period of the prior fiscal year.

Life Sciences Services segment gross margin decreased 0.2 percentage points driven by the sample repository solutions business, partially offset by an increase in gross margin in the genomic services business. The decrease in gross margin in the sample repository solutions business primarily related to increased employee related costs within our storage solutions business. The increase in the genomic services gross margin was primarily driven by $6.1 million accrued for tariff liabilities during the nine months ended June 30, 2021 as discussed in the “Operating Income (Loss)” section above, as compared to the nine months ended June 30, 2022, in which we recorded a benefit of $0.5 million related to the accrual for the fiscal years 2016 through 2020 based on the results from an independent study. Excluding the impact of the amortization of completed technology and the tariff adjustment, margins decreased 3.3 percentage points during the nine months ended June 30, 2022, as compared to the corresponding period of the prior fiscal year due to higher labor costs and the product mix in our sample repository solutions business.

Research and Development Expenses

Our research and development expense for the three and nine months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,			Nine Months Ended June 30,
Dollars in thousands	2022	2021		2022	2021
Life Sciences Products	$3,314	$2,724		$10,543	$7,422
Percent Revenue	2.5%	2.1%	%	2.5%	2.0%

Life Sciences Services	$3,200	$2,765		$9,352	$8,391
Percent Revenue	2.4%	2.1%		2.2%	2.2%

Total research and development expense	$6,514	$5,489		$19,895	$15,813
Percent Revenue	4.9%	4.3%		4.8%	4.2%

Research and development expenses for the three months ended June 30, 2022 increased $1.0 million as compared to the three months ended June 30, 2021, driven by a $0.6 million increase in our Life Sciences Products segment and a $0.4 million increase in our Life Sciences Services segment. Research and development expenses for the nine months ended June 30, 2022 increased $4.1 million as compared to the three months ended June 30, 2021, driven by a $3.1 million increase in our Life Sciences Products segment and a $1.0 million increase in our Life Sciences Services segment. The increase for the three and nine months ended June 30, 2022, in Life Sciences Products was driven by continued investment in automated stores, cryogenic stores, and instruments. The increase for the three and nine months ended June 30, 2022, in Life Sciences Services was primarily related to continued development of our services lines.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three and nine months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
Dollars in thousands	2022	2021	2022	2021
Life Sciences Products	$15,746	$15,284	$48,289	$44,298
Percent Revenue	11.9%	11.8%	11.6%	11.8%

Life Sciences Services	$34,677	$32,892	$107,342	$94,318
Percent Revenue	26.1%	25.5%	25.7%	25.0%

Corporate	$7,710	$9,649	$31,730	$33,032
Percent Revenue	5.8%	7.5%	7.6%	8.8%

Total selling, general and administrative expense	$58,133	$57,825	$187,361	$171,648
Percent Revenue	43.8%	44.8%	44.8%	45.6%

Total selling, general and administrative expenses increased $0.3 million and $15.7 million, respectively, for the three and nine months ended June 30, 2022 as compared to the three and nine months ended June 30, 2021, driven by increases in both our segments and an increase in unallocated corporate expenses.

Within our segment expenses discussed below, we allocate certain corporate general and administrative expenses including costs related to shared corporate functions which include finance, information technology, human resources, legal, executive, governance, logistics and compliance. In total, corporate general and administrative expense allocated to segments decreased $1.5 million for the three months ended June 30, 2022, due to lower variable compensation expense and increased $4.6 million for the nine months ended June 30, 2022, due to staffing and labor cost increases to support the standalone Life Sciences company.

Life Sciences Products segment selling, general and administrative expenses increased $0.5 million and $4.0 million, respectively, for the three and nine months ended primarily related to higher allocated costs.

Life Sciences Services segment selling, general and administrative expenses increased $1.8 million and $13.0 million, respectively, for the three and nine months ended June 30, 2022 related to investments in the commercial organization and lab support personnel.  In addition, bad debt expense was higher for the nine months ended June 30, 2022 due to a reversal that occurred in the first fiscal quarter of 2021.

Unallocated corporate expenses decreased $1.9 million for the three months ended June 30, 2022 as compared to the comparable prior year period primarily due to lower merger and acquisition costs and costs related to the separation of our company as well as lower amortization of intangible assets. During the fourth fiscal quarter of 2021, we impaired tradename intangibles due to the rebranding of our company. Partially offsetting these decreases were charges related to transformation and rebranding efforts during the three months ended June 30, 2022, which were not present in the prior fiscal year period. Unallocated corporate expenses decreased $1.3 million for the nine months ended June 30, 2022 as compared to the comparable prior year period, primarily due to lower merger and acquisition costs and costs related to the separation of the Company as well as lower amortization of intangible assets. These decreases were partially offset by costs related to transformation and rebranding efforts, which were not present in the prior fiscal year period.

Restructuring Charges

Restructuring charges increased by less than $0.1 million and $0.3 million, respectively, for the three and nine months ended June 30, 2022 as compared to the three and nine months ended June 30, 2021. The three and nine months ended June 30, 2022 includes charges for actions taken related to the transformation of our business. Costs savings from these actions are expected to be realized in future periods.

Non-Operating Income (Expenses)

Interest income – We recorded interest income of $6.8 million and $9.9 million, respectively, for the three and nine months ended June 30, 2022, as compared to $0.4 million and $0.5 million, respectively, for the corresponding periods of the prior fiscal year. The increase in interest income in the three and nine month periods ended June 30, 2022 as compared to the same periods in the prior fiscal year is due to interest earned on the proceeds from the sale of the semiconductor automation business, including interest accrued on a net investment hedge, during the three and nine month periods ended June 30, 2022. Please refer to the Derivative Instruments section of Note 2, “Summary of Significant Accounting Policies” in the Notes to the unaudited consolidated financial statements included in Item 1 “Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Interest expense – During the three and nine months ended June 30, 2022 we recorded interest expense of $2.1 million and $4.1 million, respectively, as compared to $0.5 million and $1.5 million, respectively, during the corresponding periods of the prior fiscal year. Interest expense for the three and nine months ended June 30, 2022, is primarily related to interest on cash held in one of our German subsidiaries that is denominated in EUR, which carries a negative interest rate. Interest expense for the three and nine months ended June 30, 2021, is primarily related to interest expense on our term loan. The term loan was settled on February 1, 2022 using the proceeds from the sale of the semiconductor automation business.

Other income (expenses), net – We recorded other income of $0.6 million for the three months ended June 30, 2022 and we recorded other expense of $1.6 million for the nine months ended June 30, 2022, as compared to other expense of $1.7 million and $0.3 million, respectively, for the three and nine months ended June 30, 2021. The change for the three months ended June 30, 2022 as compared to the corresponding prior fiscal year period is primarily due to foreign exchange gains. The change for the nine months ended June 30, 2022 from the corresponding prior fiscal year period is primarily due to foreign currency exchange losses.

Income Tax Provision / Benefit

We recorded an income tax provision of $7.3 million for the three months ended June 30, 2022 and income tax benefit of $0.6 million during the nine months ended June 30, 2022. The tax provision for the three months ended June 30, 2022 was primarily driven by a true-up of the effective tax rate on a year-to-date basis. These changes were the result of fluctuations in expected global income from operations. The tax benefit for the nine months ended June 30, 2022, was driven by the pre-tax loss and a $4.6 million discrete stock compensation windfall benefit for tax deductions that exceeded the associated book compensation expense. The tax benefit for the nine months ended June 30, 2022, was partially offset by a $0.7 million charge to increase the deferred tax liability to reflect a change in the blended state income tax rate that results from the sale of the semiconductor business assets.

We recorded an income tax benefit of $0.8 million and $4.6 million, respectively during the three and nine months ended June 30, 2021. The tax benefit for the three months ended June 30, 2021, was primarily driven by the benefit on loss from operations during the period and $ 1.5 million overall benefit from multiple releases of unrecognized tax benefits and accrued interest due to the status of limitation expirations. The tax benefit for the nine months ended June 30, 2021, was further increased by a $2.0 million discrete stock compensation windfall benefit for tax deductions that exceeded the associated book compensation expense.

Discontinued Operations

Discontinued operations for the three and nine months ended March 31, 2022 and 2021 include our semiconductor automation business. In the fourth quarter of fiscal year 2021, we entered into a definitive agreement to sell our semiconductor automation business to THL for $3 billion in cash, subject to net working capital and other adjustments. On February 1, 2022, we completed the sale of our semiconductor automation business to THL for $2.9 billion in cash, subject to net working capital and other adjustments. Net cash proceeds from the divestiture are expected to be $2.5 billion after estimated taxes payable. The nine months ended June 30, 2021 include an adjustment recorded in the first fiscal quarter of 2021 to our previously recorded gain on sale from our semiconductor cryogenics business, which was completed on July 1, 2019.

Revenue from discontinued operations was $264.4 million for the nine months ended June 30, 2022, we did not have revenue from discontinued operations for the three months ended June 30, 2022. Revenue from discontinued operations was $186.3 million and $474.7 million, respectively, for the three and nine months ended June 30, 2021. Net loss from discontinued operations was $2.6 million for the three months ended June 30. 2022 and net income from discontinue operations was $2.2 billion for the nine months ended June 30, 2022. Net income from discontinued operations was $41.0 million and $96.6 million, respectively, for the three and nine months ended June 30, 2021. Net income from discontinued operations for the three and nine months ended June 30, 2022 includes the net gain on the sale of the semiconductor automation business of $2.1 billion. The income from discontinued operations only includes direct operating expenses incurred that (1) are clearly identifiable as costs being disposed of upon completion of the sale and (2) will not be continued by our company on an ongoing basis. Indirect expenses which supported the semiconductor automation business and which remained as part of the continuing operations, are not reflected in income from discontinued operations.

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

Overview of Cash Flows and Liquidity

Our cash and cash equivalents, restricted cash and marketable securities as of June 30, 2022 and September 30, 2021 consist of the following (in thousands):

	June 30, 2022	September 30, 2021
Cash and cash equivalents	$1,474,189	$227,427
Restricted cash	12,047	12,906
Cash and cash equivalents and restricted cash	1,486,236	240,333
Short-term marketable securities	709,063	81
Long-term marketable securities	312,027	3,598
	$2,507,326	$244,012

Cash, cash equivalents and restricted cash	$1,486,236	$240,333
Cash and cash equivalents included in assets held for sale	—	45,000
	$1,486,236	$285,333

Our cash and cash equivalents, restricted cash and marketable securities were $2.5 billion as of June 30, 2022. As of June 30, 2022, we had cash, cash equivalents and restricted cash of $1.5 billion, of which $1.1 billion was held outside of the United States. If these funds are needed for the United States operations, we would need to repatriate these funds.  As a result of changes in U.S. tax legislation, any repatriation in the future would likely not result in U.S. federal income tax.  During the quarter ended September 30, 2021 we repatriated foreign cash to the U.S. in planning for the sale of the discontinued operation and recognized all related tax costs.  Aside from these actions, our intent is to reinvest the remaining foreign cash outside of the United States and our current operating plans do not demonstrate a need to repatriate these funds for our U.S. operations. We had marketable securities of $1.0 billion and $3.7 million as of June 30, 2022 and September 30, 2021, respectively. Our marketable securities are generally readily convertible to cash without a material adverse impact.

Nine Months Ended June 30, 2022 Compared to Nine Months Ended June 30, 2021

Overview

Cash Flows and Liquidity - Cash and cash equivalents and restricted cash as presented on our Consolidated Statements of Cash Flows is on a total company basis and were $1.5 billion as of June 30, 2022 compared to $285.3 million as of September 30, 2021. The increase of $1.2 billion was attributable to $2.9 billion of cash inflows related to the sale of our semiconductor automation business, partially offset by $431.6 million of taxes paid related to the sale of the automation semiconductor business, cash outflows for the net change in operating assets and liabilities of $83.7 million, $1.5 billion related to purchases of marketable securities, $59.7 million for capital expenditures, $1.0 million related to the acquisition of technology intangible assets and financing activities of $64.3 million. Financing activities include $49.7 million for the extinguishment of debt and $10.4 million related to the payments of acquisition related contingent consideration. The effects of foreign exchange reduced our cash balance by $99.0 million. The net proceeds from the sale of the semiconductor automation business was approximately $2.5 billion after payment of taxes and other expenses.

Divestiture and Extinguishment of Debt

On February 1, 2022, we completed the sale of our semiconductor automation business for $2.9 billion in cash, subject to net working capital and other adjustments. Net cash proceeds from the divestiture are expected to be $2.5 billion after estimated taxes payable and other items, such as closing costs. Upon closure of the sale on February 1, 2022, we utilized $49.7 million of proceeds to extinguish outstanding debt related to our term loan. We also terminated our revolving line of credit, which had no borrowings outstanding. As of June 30, 2022, we have no outstanding debt on our balance sheet.

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as earnings, working capital needs and the timing of payments for income taxes, restructuring activities and other operating charges impact reported cash flows.

Cash outflows from operating activities of $475.7 million for the nine months ended June 30, 2022, resulted from net income of $2.2 billion, adjusted to exclude the effect of non-cash operating adjustments of $2.1 billion which includes $2.1 billion on the net gain on sale of the semiconductor automation business, transaction fees paid related to the sale of $52.5 million; partially offset by a usage of cash from changes in our net operating assets and liabilities of $83.7 million, primarily driven by increases in inventory for both the continuing operations and discontinuing operations business and increased in accounts receivable and prepaid expenses and other assets; partially offset by an increase in accrued expenses and other liabilities and accrued compensation. Additionally, the company paid $431.6 million in cash taxes related to the sale of the semiconductor automation business during the nine months ended June 30, 2022.

Cash flows from operating activities of $122.7 million for the nine months ended June 30, 2021, resulted from net income $88.9 million, adjusted to exclude the effect of non-cash operating charges of $60.0 million, partially offset by an increase in net operating assets of $26.2 million. The net increase in operating assets and liabilities consisted primarily of increases in accounts receivable and inventory, partially offset by increases to accrued expenses and other liabilities, accrued compensation and accounts payable.

Discontinued operations contributed $2.2 billion and $95.4 million of net income to the nine months ended June 30, 2022 and 2021, respectively. Net income from discontinued operations for the nine months ended June 30, 2022 includes a gain on the sale of the semiconductor automation business of $2.1 billion.

Investing Activities

Cash flows provided by investing activities consist primarily of proceeds from divestitures, cash used for acquisitions, capital expenditures and purchases of marketable securities as well as cash proceeds generated from sales and maturities of marketable securities. Cash provided by investing activities was $1.8 billion during the nine months ended June 30, 2022 and included $2.9 billion of proceeds from the sale of the semiconductor automation business, net of cash transferred; partially offset by cash outflows for the purchase of marketable securities of $1.5 billion, capital expenditures of $59.7 million, and the acquisition of technology intangible assets of $4.0 million. Cash used in investing activities was $128.8 million during the nine months ended June 30, 2021, and included capital expenditures of $34.6 million and acquisitions of $92.4 million.

Financing Activities

Cash outflows for financing activities were $64.5 million during the nine months ended June 30, 2022 which primarily consisted of cash outflows of $49.7 million to extinguish the term loan, $10.4 million for the payments of acquisition related contingent consideration and $7.5 million related to dividend payments. Cash used in financing activities was $21.4 million during the nine months ended June 30, 2021, which primarily consisted of cash outflows for cash dividend payments of $22.3 million.

China Facility

In April 2019, we committed to construct a facility in Suzhou China, to consolidate the multiple locations in Suzhou, China related to the genomics business and provide infrastructure to support future growth.  The facility is being constructed in two phases.  During the third fiscal quarter of 2022, we completed the construction of phase one of the facility.  The total cost transferred from construction in progress at June 30, 2022, was $42.4 million, which included $7.1 million of costs incurred for the nine months ended June 30, 2022.

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

Share Repurchase Program

On September 29, 2015, our Board of Directors approved a share repurchase program for up to $50.0 million worth of our common stock. The timing and amount of any shares repurchased will be based on market and business conditions, legal requirements and other factors and repurchases may be commenced or suspended at any time at our discretion. There were no shares repurchased under this program during the nine months ended June 30, 2022 and there have been no shares repurchased under this program since its inception.

Contractual Obligations and Requirements

At June 30, 2022, we had non-cancellable commitments of $78.6 million, comprised primarily of purchase orders for inventory of $65.0 million, information technology related commitments of $13.1 million, and China facility commitments of $0.4 million.

Off-Balance Sheet Arrangements

As of June 30, 2022, we had no obligations, assets or liabilities which would be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including fluctuations in foreign currency exchange rates and changes in interest rates affecting investment return on our cash and cash equivalents, restricted cash and short-term and long-term investments.

Interest Rate Exposure

Our cash and cash equivalents and restricted cash consist principally of money market securities that are short-term in nature. At June 30, 2022, our total short-term and long-term investments were $1 billion, consisting mostly of short term Treasury securities, highly rated corporate debt securities and other debt securities. At June 30, 2022, we had $7.4 million amount of securities in an unrealized loss position. A hypothetical 100 basis point change in interest rates would result in an approximate $8 million increase in interest income earned during the nine months ended June 30, 2022.

On February 1, 2022, in connection with the completion of the sale of its semiconductor automation business, the Company used $49.7 million of the cash proceeds from the sale of the semiconductor automation business to extinguish the total remaining outstanding balance of its term loan. The Company also closed its revolving credit facility of which had no borrowings. During the nine months ended June 30, 2022, we incurred cash interest expense of $0.7 million on the term loan. The term loan had a variable interest rate which subjected us to interest rate risk. Our primary interest rate risk exposure resulted from changes in the short-term LIBOR rate, the federal funds effective rate and the prime rate.

Currency Rate Exposure

We have transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros, British Pounds and a variety of Asian currencies. Sales in currencies other than the U.S. dollar were approximately 37% and 42% of our total sales, respectively, during the nine months ended June 30, 2022 and 2021. These sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.

In the normal course of our business, we have liquid assets denominated in non-functional currencies which include cash, short-term advances between our legal entities and accounts receivable which are subject to foreign currency exposure. Such balances were approximately $88.4 million and $119.4 million, respectively, at June 30, 2022 and September 30, 2021, and related to the Euro, British Pound and a variety of Asian currencies. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to mitigate our exposures to currency movement. We incurred foreign currency gains and losses of $1.9 million and $7.3 million during the nine months ended June 30, 2022 and 2021, respectively, which related to the currency fluctuation on these balances between the time the transaction occurred and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at June 30, 2022 and 2021 would result in an approximate change of $0.1 million and less than $2.7 million, respectively, in our net income during the nine months ended June 30, 2022 and 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, and pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the Company’s management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under Item 1A. Risk Factors in our 2021 Annual Report on Form 10-K as updated under Part II, Item 1A. Risk Factors in our First Quarter Form 10-Q and our Second Quarter 10-Q. There have been no material changes from the risk factors disclosed in our 2021 Annual Report on Form 10-K, First Quarter Form 10-Q and Second Quarter Form 10-Q. We may disclose changes to risk factors or additional factors from time to time in our future filings with the SEC.

Item 6. Exhibits

The following exhibits are included herein:

Exhibit No.	Description

3.1

Agreement on the Sale and Transfer of Shares, dated as of June 7, 2022, by and among Azenta Germany GmbH, Thomas Barkey, Swissfinity I Beteiligungs and Christian Barkey (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on June 8, 2022).

31.01	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets; (ii) the unaudited Consolidated Statements of Operations; (iii) the unaudited Consolidated Statements of Comprehensive Income; (iv) the unaudited Consolidated Statements of Cash Flows; (v) the unaudited Consolidated Statements of Changes in Stockholders Equity; and (vi) the Notes to the unaudited Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded in the iXBRL document.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

*

Certain schedules and exhibits have been omitted from this Exhibit pursuant to Item 601(a)(5) of Regulation S-K. Azenta, Inc. will furnish a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AZENTA, INC.

Date: August 9, 2022	/s/ Lindon G. Robertson
Lindon G. Robertson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2022	/s/ Vandana Sriram
Vandana Sriram
Vice President-Finance and Corporate Controller
(Principal Accounting Officer)