Form 10-Q
period 2022-12-31
Azenta, Inc.
filed 2023-02-09
CIK 933974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2022

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to _________

Commission File Number 000-25434

AZENTA, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3040660
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Summit Drive 6th Floor

Burlington, Massachusetts

(Address of principal executive offices)

01803

(Zip Code)

Registrant’s telephone number, including area code: (978) 262-2626

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, February 8, 2023: common stock, $0.01 par value and 69,103,352 shares outstanding.

AZENTA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AZENTA, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	December 31,	September 30,
	2022	2022
Assets
Current assets
Cash and cash equivalents	$608,304	$658,274
Short-term marketable securities	522,897	911,764
Accounts receivable, net of allowance for expected credit losses ($6,942 and $5,162, respectively)	201,920	163,758
Inventories	145,939	85,544
Derivative asset	47,953	124,789
Short-term restricted cash	7,070	382,596
Prepaid expenses and other current assets	85,901	132,621
Total current assets	1,619,984	2,459,346
Property, plant and equipment, net	217,271	154,470
Long-term marketable securities	304,675	352,020
Long-term deferred tax assets	298	1,169
Goodwill	761,153	513,623
Intangible assets, net	327,106	178,401
Other assets	61,929	57,093
Total assets	$3,292,416	$3,716,122
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$55,259	$38,654
Deferred revenue	42,641	39,748
Accrued warranty and retrofit costs	5,179	2,890
Accrued compensation and benefits	34,524	41,898
Accrued income taxes payable	24,529	28,419
Accrued expenses and other current liabilities	86,894	78,937
Total current liabilities	249,026	230,546
Long-term tax reserves	1,696	1,684
Long-term deferred tax liabilities	85,886	64,555
Long-term pension liabilities	278	261
Long-term operating lease liabilities	52,494	49,227
Contingent consideration liability	18,462	—
Other long-term liabilities	13,185	6,463
Total liabilities	421,027	352,736

Stockholders' equity
Preferred stock, $0.01 par value - 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value - 125,000,000 shares authorized, 82,515,917 shares issued and 69,054,048 shares outstanding at December 31, 2022, 88,482,125 shares issued and 75,020,256 shares outstanding at September 30, 2022	824	885
Additional paid-in capital	1,489,554	1,992,017
Accumulated other comprehensive loss	(62,074)	(83,916)
Treasury stock, at cost - 13,461,869 shares at December 31, 2022 and September 30, 2022	(200,956)	(200,956)
Retained earnings	1,644,041	1,655,356
Total stockholders' equity	2,871,389	3,363,386
Total liabilities and stockholders' equity	$3,292,416	$3,716,122

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AZENTA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended
	December 31,
	2022	2021

Revenue
Products	$85,798	$45,869
Services	92,568	93,783
Total revenue	178,366	139,652
Cost of revenue
Products	54,099	24,523
Services	50,402	48,085
Total cost of revenue	104,501	72,608
Gross profit	73,865	67,044
Operating expenses
Research and development	7,536	6,485
Selling, general and administrative	92,552	60,711
Restructuring charges	1,461	173
Total operating expenses	101,549	67,369
Operating loss	(27,685)	(325)
Interest income	10,708	35
Interest expense	(43)	(455)
Other income (expense)	1,145	(1,077)
Loss before income taxes	(15,875)	(1,822)
Income tax provision (benefit)	(4,640)	(4,680)
Income (loss) from continuing operations	(11,235)	2,858
Income from discontinued operations, net of tax	—	40,462
Net income (loss)	$(11,235)	$43,320
Basic net (loss) income per share:
(Loss) / Income from continuing operations	$(0.15)	$0.04
Income from discontinued operations, net of tax	—	0.54
Basic net income per share	$(0.15)	$0.58
Diluted net income / (loss) per share:
(Loss) / Income from continuing operations	$(0.15)	$0.04
Income from discontinued operations, net of tax	—	0.54
Diluted net income (loss) per share	$(0.15)	$0.58
Weighted average shares used in computing net income per share:
Basic	72,543	74,630
Diluted	72,543	74,866

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AZENTA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(In thousands)

	Three Months Ended
	December 31,
	2022	2021

Net income (loss)	$(11,235)	$43,320
Other comprehensive income / (loss), net of tax:
Net investment hedge currency translation adjustment, net of tax effects of $19,708 and $0 for the three months ended December 31, 2022 and 2021	(57,127)	—
Foreign currency translation adjustments	77,414	4,801
Changes in unrealized losses on marketable securities, net of tax effects of $537 and $0 for the three months ended December 31, 2022 and 2021	1,555	—
Actuarial gains (losses), net of tax effects of $0 and $0 for the three months ended December 31, 2022 and 2021	—	(3)

Total other comprehensive (loss) income, net of tax	21,842	4,798
Comprehensive income (loss)	$10,607	$48,118

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AZENTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended
	December 31,
	2022	2021
Cash flows from operating activities
Net income / (loss)	$(11,235)	$43,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,181	12,883
Stock-based compensation	2,105	7,891
Amortization of premium on marketable securities and deferred financing costs	(3,104)	56
Deferred income taxes	(6,325)	(3,084)
Purchase accounting impact on inventory	2,869	—
(Gain) loss on disposals of property, plant and equipment	17	(95)
Changes in operating assets and liabilities, net of acquisitions and divestiture:
Accounts receivable	(12,141)	1,121
Inventories	(5,923)	(32,150)
Accounts payable	4,952	(2,219)
Deferred revenue	(59)	4,056
Accrued warranty and retrofit costs	504	(103)
Accrued compensation and tax withholdings	(14,015)	(5,371)
Accrued restructuring costs	1,139	—
Other current assets and liabilities	(5,985)	(10,687)
Net cash (used in) provided by operating activities	(27,020)	15,618
Cash flows from investing activities
Purchases of property, plant and equipment	(12,842)	(18,409)
Purchases of marketable securities	(166,374)	(46)
Sales and maturities of marketable securities	607,205	30
Acquisitions, net of cash acquired	(371,633)	—
Net cash provided by (used in) investing activities	56,356	(18,425)
Cash flows from financing activities
Principal payments on debt	—	(186)
Common stock dividends paid	—	(7,494)
Payment of finance leases	(91)	—
Stock repurchase	(500,000)	—
Withholding tax payments on net share settlements on equity awards	(4,629)	—
Net cash used in financing activities	(504,720)	(7,680)
Effects of exchange rate changes on cash and cash equivalents	49,941	(1,804)
Net decrease in cash, cash equivalents and restricted cash	(425,443)	(12,291)
Cash, cash equivalents and restricted cash, beginning of period	1,041,296	285,333
Cash, cash equivalents and restricted cash, end of period	$615,854	$273,042
Supplemental disclosures:
Cash paid for interest	$—	$333
Cash paid for income taxes, net	7,291	10,911
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
	December 31,	September 30,
	2022	2022
Cash and cash equivalents of continuing operations	$608,304	$658,274
Cash and cash equivalents included in assets held for sale	—	—
Short-term restricted cash	7,070	382,596
Long-term restricted cash included in other assets	479	426
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$615,854	$1,041,296

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AZENTA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(In thousands, except share data)

		Common		Accumulated
	Common	Stock at	Additional	Other	Retained Earnings
	Stock	Par	Paid-In	Comprehensive	(Accumulated	Treasury	Total
	Shares	Value	Capital	Income (Loss)	Deficit)	Stock	Equity
Balance September 30, 2022	88,482,125	$885	$1,992,017	$(83,916)	$1,655,356	$(200,956)	$3,363,386
Shares issued under restricted stock and purchase plans, net of shares witheld for employee taxes	123,926	—	—	—	—	(4,629)	(4,629)
Accelerated share repurchase	(6,090,134)	—	—	—	—	(500,000)	(500,000)
Retirement of treasury shares	—	(61)	(504,568)	—	—	504,629	—
Stock-based compensation	—	—	2,105	—	—	—	2,105
Net income (loss)	—	—	—	—	(11,235)	—	(11,235)
Net investment hedge currency translation adjustment, net of tax effect of ($19,708)	—	—	—	(57,127)	—	—	(57,127)
Foreign currency translation adjustments	—	—	—	77,414	—	—	77,414
Changes in unrealized losses on marketable securities, net of tax effect of $537	—	—	—	1,555	—	—	1,555
Other	—	—	—	—	(81)	—	(81)
Balance December 31, 2022	82,515,917	$824	$1,489,554	$(62,074)	$1,644,041	$(200,956)	$2,871,389

Balance September 30, 2021	87,808,922	$878	$1,976,112	$19,351	$(470,051)	$(200,956)	$1,325,334
Shares issued under restricted stock and purchase plans, net	566,488	6	(6)	—	—	—	—
Stock-based compensation	—	—	1,465	—	—	—	1,465
Common stock dividends declared, at $0.10 per share	—	—	—	—	(7,494)	—	(7,494)
Foreign currency translation adjustments	—	—	—	4,801	—	—	4,801
Actuarial losses, net of tax effects of $0	—	—	—	(3)	—	—	(3)
Net income	—	—	—	—	43,320	—	43,320
Balance December 31, 2021	88,375,410	$884	$1,977,571	$24,149	$(434,225)	$(200,956)	$1,367,423

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AZENTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Nature of Operation

Azenta, Inc. (“Azenta”, or the “Company”) is a leading global provider of life sciences sample exploration and management solutions for the life sciences market. The Company supports its customers from research to clinical development with its sample management, automated storage, and genomic services expertise to help bring impactful therapies to market faster.

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

The COVID-19 pandemic has had varying impacts on our financial results. In the first two years of the pandemic, any marginal adverse impact was more than offset by incremental orders related to virus research, COVID testing and vaccine development and commercialization in 2021 and through the first half of 2022. There has been limited COVID-related demand after the second fiscal quarter of 2022, and therefore, our revenue trends since then have been negatively impacted when compared to prior periods. Future impacts on the Company’s financial results are not fully determinable, as the continuing impact of the pandemic on the economy and markets which the Company serves is as yet unknown, but will be dependent, in part, on future variants of the virus and vaccine effectiveness against these variants and new or prolonged government responses to the pandemic. The Company’s financial results will also depend on variables including reduced demand from its customers, the degree that the supply chain may be constrained which could impact its delivery of products and services and the potential negative impact on its operations if there is an outbreak among the Company’s employees, as well as the amount of incremental demand caused by research and treatments in the areas of COVID-19 or related threats.

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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of December 31, 2022, and its results of operations for the three months ended December 31, 2022, and 2021. The consolidated balance sheet at September 30, 2022 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements

Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission for the fiscal year ended September 30, 2022 (the “2022 Annual Report on Form 10-K”).

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates are associated with recording accounts receivable, inventories, goodwill, intangible assets other than goodwill, contingent consideration liabilities related to business combinations, long-lived assets, derivative financial instruments, deferred income taxes, warranty obligations, revenue over time, and stock-based compensation expense. The Company assesses the estimates on an ongoing basis and records changes in estimates in the period they occur and become known. Actual results could differ from these estimates.

The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, including results of operations and financial condition will depend on future developments that are highly uncertain. This includes results from new information that may emerge concerning COVID-19 and any actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The Company has made estimates of the impact of COVID-19 within its financials.

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

Foreign Currency Translation

Certain transactions of the Company and its subsidiaries are denominated in currencies other than their functional currency. Foreign currency exchange gains (losses) generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other income (expenses), net” in the Company’s Consolidated Statements of Operations. Net foreign currency transaction and remeasurement gains were $0.9 million for the three months ended December 31, 2022 and net foreign currency transaction and remeasurement losses were $1.9 million during the three months ended December 31, 2021.

The determination of the functional currency of the Company’s subsidiaries is based on their financial and operational environment and is the local currency of the Company’s foreign subsidiaries. The subsidiaries’ assets and liabilities are translated into the reporting currency at period-end exchange rates, while revenue, expenses, gains and losses are translated at the average exchange rates during the period. Gains and losses from foreign currency translations are recorded in “Accumulated other comprehensive income (loss)” in the Company’s Consolidated Balance Sheets and presented as a component of comprehensive income or loss in the Company’s Consolidated Statements of Comprehensive Income (loss).

Derivative Financial Instruments

The Company has transactions and balances denominated in currencies other than the functional currency of the transacting entity. Most of these transactions carry foreign exchange risk in Germany, the United Kingdom and China. The Company enters into foreign exchange contracts to reduce its exposure to currency fluctuations. The arrangements typically mature in three months or less and they do not qualify for hedge accounting. Net gains and losses related to these contracts are recorded as a component of “Other income (expenses), net” in the accompanying unaudited Consolidated Statements of Operations and are as follows for the three months ended December 31, 2022 and 2021 (in thousands):

	Three Months Ended
	December 31,
	2022	2021
Realized gains (losses) on derivatives not designated as hedging instruments	$(1,580)	$(70)

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

Hedging Activities

On February 1, 2022, the Company entered into a cross-currency swap agreement to hedge the variability of exchange rate impacts between the United States dollar and the Euro. Under the terms of the cross-currency swap agreement, the Company notionally exchanged approximately $1.03 billion for approximately €915 million at a weighted average interest rate of approximately 1.196%. The designated notional amount is $960 million and the actual interest rate is 1.283%. The 1.283% rate was in the range of the market value for that day and is the true interest rate on the notional amount. The Company designated the cross-currency swap as a hedge of net investments against one of our Euro denominated subsidiaries which requires an exchange of the notional amounts at maturity. At the maturity of the cross currency-swap on February 1, 2023, the Company delivered a notional amount of €852 million and received a notional amount of $960 million at an exchange rate of 1.1261, which includes a gain of $29.2 million.

This cross-currency swap is marked to market at each reporting period, representing the fair values of the cross-currency swap and any changes in fair value are recognized as a component of “Accumulated other comprehensive items, net,” on the Consolidated Statements of Comprehensive Income (Loss). Interest accrued on the cross-currency swap is recorded within “Interest income” on the Consolidated Statements of Operations. For the three months ended December 31, 2022, the Company recorded a net loss of $57.1 million to “Accumulated other comprehensive income (loss)” and recorded “Interest income” of $3.1 million on this instrument for the three months ended December 31, 2022.

Fair Value Measurement

The Company measures certain financial assets and liabilities, including cash equivalents, available-for-sale securities, accounts receivable, accounts payable, contingent consideration liability and derivative instruments at fair value. The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurement (“ASC 820”) establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Available-for-sale securities and derivative instruments are measured at fair value based on quoted market prices or observable inputs other than quoted market prices for identical or similar assets or liabilities. Contingent consideration liabilities that are recorded at fair value are based on level 3 inputs. The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short-term nature.

Accounts Receivable and Allowance for Expected Credit Losses and Sales Returns

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

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. The ASUs provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The provisions of the ASUs are only available until December 31, 2022, when the reference rate replacement activity was expected to be completed. There were no significant accounting impacts on the Company’s consolidated financial statements and related disclosures as a result of the adoption of these ASU’s. In December 2022, the FASB issued ASU 2022-06,“Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” extending the relief offered in this series of ASUs through December 31, 2024. We have not adopted this guidance yet.

Recently Adopted Accounting Pronouncements

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

In June 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This standard simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. We adopted this standard effective on October 1, 2022, the beginning of fiscal 2023 using the modified retrospective method. There was no impact to retained earnings at the date of adoption.

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The amendments require additional disclosure for the weighted-average interest crediting rates, a narrative description of the reasons for significant gains and losses, and an explanation of any other significant changes in the benefit obligation or plan assets. The amendment removes disclosure requirements for accumulated other comprehensive income (loss) expected to be recognized over the next year, information about plan assets to be returned to the entity, and the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost, and the benefit obligation for postretirement health care benefits. The ASU is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The ASU does not amend the interim disclosure requirements of ASC 715-20. The Company adopted the provisions of this ASU in the first quarter of fiscal 2022. There is no significant accounting impact on the Company’s consolidated financial statements and related disclosures as a result of the adoption of this ASU.

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

Other

For further information with regard to the Company’s significant accounting policies, please refer to Note 2 “Summary of Significant Accounting Policies” to the Company’s consolidated financial statements included in the 2022 Annual Report on Form 10-K.

3. Discontinued Operations

Disposition of Semiconductor Automation Business

On September 20, 2021, the Company entered into a definitive agreement to sell its semiconductor automation business to THL and the Company determined that the semiconductor automation business met the criteria to be classified as a discontinued operation and, as a result, its historical financial results are reflected in the Company’s financial statements as a discontinued operation, and assets and liabilities were classified as assets and liabilities held for sale. On February 1, 2022, the Company completed the sale of the semiconductor automation business for $2.9 billion in cash. As part of the transaction, the Company recorded an $18.1 million liability related to retention bonuses and cash settled stock-based awards for former employees of the Company that were conveyed with the transaction. The Company paid $0.6 million during the year ended September 30, 2022 and remitted the remaining payments to THL in November 2022, and THL directly paid the Company’s former employees. Following the completion of the sale, the Company no longer serves the semiconductor market.

In connection with the closing of the sale, the Company and THL entered into a transition services agreement, to which both the Company and THL will provide each other with certain transition services related to finance and accounting, information technology, human resources, compliance, facilities, legal and research and development support, for time periods ranging from three to 24 months. In addition, the Company entered into two separate lease agreements for leases back to the Company for portions of the facilities that previously served as its corporate headquarters in Chelmsford, Massachusetts, and were sold to THL as part of the sale agreement. Each lease provides for a term of 24 months, which may be terminated earlier by the Company upon 90 days’ notice to THL. The transition services agreement and lease agreements approximate fair value and there is no material impact to the Company’s results.

The following table presents the financial results of discontinued operations with respect to the semiconductor automation business (in thousands).

Three months ended December 31,
2021
Revenue
Products	$188,240
Services	15,430
Total revenue	203,670
Cost of revenue
Products	107,597
Services	8,309
Total cost of revenue	115,906
Gross profit	87,764
Operating expenses
Research and development	13,740
Selling, general and administrative	22,676
Restructuring charges	-
Total operating expenses	36,416
Operating income	51,348
Other income, net	(46)
Gain on divestiture	-
Income before income taxes	51,302
Income tax provision	10,840
Net income from discontinued operations	$40,462

The following table presents the significant non-cash items and capital expenditures for the discontinued operations with respect to the semiconductor automation business that are included in the Consolidated Statements of Cash Flows (in thousands):

Three months ended December 31,
2021
Depreciation and amortization	$-
Capital expenditures	$2,283
Stock-based compensation	$4,923

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

Unrealized gains and losses are excluded from earnings and reported as a separate component of “Accumulated other comprehensive income (loss), net of tax” in the accompanying unaudited Consolidated Balance Sheets until the security is sold or matures. Gains or losses realized from sales of marketable securities are computed based on the specific identification method and recognized as a component of "Other income (expenses), net" in the accompanying unaudited Consolidated Statements of Operations. The Company had sales and maturities of marketable securities of $607.2 million in the three months ended December 31, 2022. There were insignificant sales of marketable securities in the three months ended December 31, 2021.

The following is a summary of the amortized cost and the fair value, including accrued interest receivable as well as unrealized gains (losses) on the short-term and long-term marketable securities as of December 31, 2022 and September 30, 2022 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
December 31, 2022:
U.S. Treasury securities and obligations of U.S. government agencies	$479,617	$(5,434)	$13	$474,196
Bank certificates of deposits	10,549	(174)	5	10,380
Corporate securities	341,317	(6,941)	—	334,376
Municipal securities	8,633	(13)	—	8,620
	$840,116	$(12,562)	$18	$827,572
September 30, 2022:
U.S. Treasury securities and obligations of U.S. government agencies	$804,774	$(6,163)	$21	$798,632
Bank certificates of deposits	8,335	(158)	$1	$8,178
Corporate securities	406,270	(8,113)	—	398,157
Municipal securities	59,043	(226)	—	58,817
	$1,278,422	$(14,660)	$22	$1,263,784

The fair values of the marketable securities by contractual maturities at December 31, 2022 are presented below (in thousands):

	Amortized
	Cost	Fair Value
Due in one year or less	$525,787	$522,897
Due after one year through five years	311,387	301,734
Due after five years through ten years	—	—
Due after ten years	2,942	2,941
Total marketable securities	$840,116	$827,572

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

5. Business Combinations

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

Acquisition Completed in Fiscal Year 2023

B Medical Systems S.á r.l.

On October 3, 2022, the Company acquired B Medical Systems S.á r.l. and its subsidiaries ("B Medical"), for a purchase price of approximately $432.2 million including contingent consideration, which the company estimated the fair value to be $17 million as of the measurement date. B Medical is a market leader in temperature-controlled storage and transportation solutions that enables the delivery of life-saving treatments to more than 150 countries worldwide. B Medical’s results of operations are reported in the Company’s Life Sciences Products reportable segment from the date of acquisition. The Company paid a total initial cash purchase price at closing of $424 million, as adjusted for cash acquired and other items pursuant to the Agreement. B Medical Systems Holdings S.A (the “Seller”) is eligible to earn up to approximately €50 million in contingent consideration based upon achievement of certain financial metrics by B Medical and its subsidiaries. Included in the purchase price, the Company repaid B Medical’s outstanding debt of $43.1 million prior to September 30, 2022 which was classified in prepaid assets as of September 30, 2022. In addition, as of September 30, 2022, the Company had recorded $381 million in short-term restricted cash, which was reserved to complete the acquisition on October 3, 2022.

The contingent consideration payment is based on achievement of certain revenue targets over the one-year period from October 3, 2022 to September 30, 2023. Pursuant to ASC 805, Business Combinations (“ASC 805”), the Company recorded its estimate of the fair value of the contingent consideration liability utilizing the Monte Carlo simulation based on future revenue projections, revenue growth rates of comparable companies, implied volatility and applying a risk adjusted discount rate. Each quarter, the Company is required to remeasure the fair value of this liability as assumptions change over time and any resulting adjustments in the fair value of this liability are recorded in “Operating expenses” in the Company’s Consolidated Statements of Operations. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level 3 measurement as defined in ASC 820, Fair Value Measurements. This fair value measurement is directly impacted by the Company’s estimate of future incremental revenue growth of the business. Accordingly, if actual revenue growth is higher or lower than the estimates within the fair value measurement, the Company would record additional charges or gains. As of December 31, 2022, the contingent consideration liability was $18.5 million.

The total purchase price was allocated to B Medical’s tangible and identifiable intangible assets and liabilities based on the estimated fair values as of October 3, 2022, as set forth below:

Fair Value of
Assets and
Liabilities
Accounts receivable	19,549
Inventory	49,700
Other assets	20,330
Property plant and equipment	55,170
Identifiable Intangible Assets:
Completed technology	100,200
Trademarks	5,500
Customer relationships	36,700
Backlog	600
Other liabilities	(31,699)
Deferred income taxes, net	(42,974)
Goodwill	219,085
Total purchase price, net of cash acquired	$432,160

In performing the preliminary purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of B Medical’s business. The allocation of the purchase price is preliminary as the Company continues to gather information supporting the acquired assets and liabilities. As part of the purchase price allocations, the Company determined the identifiable intangible assets were completed technology, trademarks, customer relationships and backlog. The fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using a 13% rate. The cash flows were based on estimates used to price the transaction, and the discount rate applied was benchmarked with references to the implied rate of return from the transaction and the weighted average cost of capital. The weighted average life of completed technology is 10 years, customer relationships is 16 years, trademarks is 5 years and backlog is 1 year. The intangible assets acquired are amortized over their respective weighted average life using methods that approximate the pattern in which the economic benefits are expected to be realized. The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. Goodwill of $219.1 million largely reflects the potential expansion of the Company's cold chain capabilities by adding differentiated solutions for reliable and traceable transport of temperature controlled specimens in the Company's Life Sciences Products reportable segment. The goodwill is not expected to be deductible for income tax purposes.

The revenues and net loss from B Medical included in the Company's consolidated results for the reporting period since acquisition were $41.8 million and $4.7 million, respectively. The Company incurred $8.7 million in transaction costs related to the acquisition of which $4.7 million was incurred during the three months ended December 31, 2022.

The following unaudited pro forma information reflects our consolidated results of operations as if the acquisition had taken place on October 1, 2021. The unaudited pro forma information is not necessarily indicative of the results of operations that we would have reported had the transaction actually occurred at the beginning of these periods nor is it necessarily indicative of future results.

	Three Months Ended, December 31,
	2022	2021
	(pro forma)	(pro forma)

Revenue	$178,366	$178,621
Net loss	(5,845)	(33,526)

The unaudited pro forma information is based on historical information and is adjusted for items including, but not limited to, the application of our accounting policies, GAAP adjustments, additional transaction costs, depreciation and amortization related to fair value adjustments to property, plant and equipment, inventory and intangible assets, and reversal of interest expense on acquisition related debt fully repaid.  Non-recurring acquisition related items and significant GAAP adjustments included in the three months ended December 31, 2021 include $8.7 million of transaction costs, $5.4 million of reversal of debt interest expense and $1.6 million expensed as a reversal of R&D capitalization.  The pro forma information does not include any anticipated costs savings or other effects of the integration of B Medical.  Accordingly, the unaudited pro forma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations.

Acquisition Completed in Fiscal Year 2022

Barkey Holding GmbH

On July 1, 2022, the Company acquired Barkey Holding GmbH and its subsidiaries (“Barkey”), a leading provider of controlled-rate thawing devices for customers in the medical, biotech and pharmaceutical industries, head quartered in Leopoldshöhe, Germany. The Company has included the financial results of the acquired operations within the Life Sciences Products segment. The total cash purchase price of the acquisition was approximately $84.8 million, net of cash acquired. The acquisition brings innovative products and capabilities that extend the Company’s extensive cold chain of condition portfolio of products and services, while also expanding our customer reach in the fast-growing cell and gene therapy space. The allocation of the consideration included $3.0 million of customer relationships, $29.0 million of technology, $57.8 million of goodwill, $9.8 million of deferred tax liabilities, and several other assets and liabilities. The weighted useful life of all the intangible assets acquired is 15 years. The goodwill and intangibles are not tax deductible.

The Company did not present a pro forma information summary for its consolidated results of operations for the acquisitions completed in fiscal year 2022 because such results were immaterial.

6. Goodwill and Intangible Assets

Goodwill represents the excess of net book value over the estimated fair value of net tangible and identifiable intangible assets of a reporting unit. Goodwill is tested for impairment annually or more often if impairment indicators are present at the reporting unit level. The Company elected April 1st as its annual goodwill impairment assessment date. If the existence of events or circumstances indicates that it is more likely than not that fair values of the reporting units are below their carrying values, the Company performs additional impairment tests during interim periods to evaluate goodwill for impairment. No triggering events indicating goodwill impairment occurred during the three months ended December 31, 2022. Please refer to Note 8, "Goodwill and Intangible Assets" to the Company's consolidated financial statements included in the 2022 Annual Report on Form 10-K for further information on the goodwill impairment testing performed during fiscal year 2022.

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

The changes in the Company’s goodwill by reportable segment for the three months ended December 31, 2022 are as follows (in thousands):

	Life Sciences	Life Sciences
	Products	Services	Total
Balance, at September 30, 2022	$154,612	$359,011	$513,623
Acquisitions	219,085	—	219,085
Currency translation adjustments	28,420	24	28,445
Balance, at December 31, 2022	$402,117	$359,035	$761,153

During the three months ended December 31, 2022, the Company recorded goodwill related to the B Medical acquisition of $219.1 million and an increase in goodwill of $28.4 million related to foreign currency translation adjustments.

The components of the Company’s identifiable intangible assets as of December 31, 2022 and September 30, 2022 are as follows (in thousands):

	December 31, 2022			September 30, 2022
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Patents	$1,225	$1,123	$102	$1,225	$1,106	$119
Completed technology	212,205	42,718	169,487	99,525	37,991	61,534
Trademarks and trade names	6,373	416	5,957	400	41	359
Non-competition agreements	681	471	210	681	439	242
Customer relationships	291,201	140,340	150,861	246,949	130,802	116,147
Other intangibles	854	365	489	202	202	—
	$512,539	$185,433	$327,106	$348,982	$170,581	$178,401

During the three months ended December 31, 2022, the Company recorded intangible assets related to B Medical acquisition of $143 million.

Amortization expense for intangible assets was $11.5 million and $8.0 million, respectively, for the three months ended December 31, 2022 and 2021.

Estimated future amortization expense for the intangible assets for the remainder of fiscal year 2023, the subsequent four fiscal years and thereafter is as follows (in thousands):

2023	$35,512
2024	49,107
2025	47,749
2026	44,474
Thereafter	150,264
Total	$327,106

7. Leases

The Company has operating leases for real estate and non-real estate and finance leases for non-real estate in North America, Europe, and Asia. Non-real estate leases are primarily related to vehicles and office equipment. Lease expiration dates range between 2023 and 2042.

The components of lease expense were as follows (in thousands):

	Three Months Ended December 31,
	2022	2021

Operating lease costs	$3,064	$2,171
Finance lease costs:
Amortization of assets	91	75
Interest on lease liabilities	4	3
Total finance lease costs	95	78
Variable lease costs	2	518
Short-term lease costs	184	354
Sublease income	(2)
Total lease costs	$3,343	$3,121

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	December 31, 2022	September 30, 2022
Operating Leases:
Operating lease right-of-use assets	$57,005	$54,059

Accrued expenses and other current liabilities	$7,334	$6,924
Long-term operating lease liabilities	52,494	49,227
Total operating lease liabilities	$59,828	$56,151

Finance Leases:
Property, plant and equipment, at cost	$3,678	$2,476
Accumulated amortization	(2,367)	(2,276)
Property, plant and equipment, net	$1,311	$200

Accrued expenses and other current liabilities	$423	$96
Other long-term liabilities	893	98
Total finance lease liabilities	$1,316	$194

Weighted average remaining lease term (in years):
Operating leases	10.79	10.82
Finance leases	3.71	2.19

Weighted average discount rate:
Operating leases	4.11%	3.93%
Finance leases	2.47%	1.29%

Supplemental cash flow information related to leases was as follows (in thousands, unaudited):

	Three Months Ended December 31,
	2022	2021
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$2,569	$1,659
Operating cash flows from finance leases	4	3
Financing cash flows from finance leases	87	190

ROU assets obtained in exchange for lease liabilities:
Operating leases	$(766)	$186
Finance leases	790

Future lease payments for operating and finance leases as of December 31, 2022 were as follows for the remainder of fiscal year 2023, the subsequent five fiscal years and thereafter (in thousands):

	Finance Leases	Operating Leases

2023	$301	$7,225
2024	399	8,795
2025	322	8,477
2026	224	6,921
2027	121	6,497
Thereafter	17	37,552
Total future lease payments	1,384	75,467
Less imputed interest	(68)	(15,639)
Total lease liability balance	$1,316	$59,828

As of December 31, 2022, the Company did not have significant leases that have not commenced or not recorded in the accompanying unaudited Consolidated Balance Sheets.

8. Income Taxes

The Company recorded an income tax benefit of $4.6 million during the three months ended December 31, 2022. The benefit was primarily driven by the pre-tax loss from operations and a $1.3 million deferred tax benefit resulting from the extension of a tax incentive in China.

The Company recorded an income tax benefit of $4.7 million during the three months ended December 31, 2021. The tax benefit was primarily driven by a $4.8 million discrete stock compensation windfall benefit for tax deductions that exceeded the associated book compensation expense.

The Company evaluates the realizability of its deferred tax assets by tax-paying component and assesses the need for a valuation allowance on an annual and a quarterly basis. The Company evaluates the profitability of each tax-paying component on a historical cumulative basis and a forward-looking basis in the course of performing this analysis. The Company maintains a U.S. valuation allowance related to the realizability of certain state tax credits and state net operating loss carry-forwards, as well as a valuation allowance against net deferred tax assets on certain foreign tax-paying components as of December 31, 2022. The Company has generated recent pre-tax tax losses but is in an overall deferred tax liability position where future taxable temporary differences are sufficient to offset future deductible temporary differences. The Company continues to monitor historical cumulative income and may record an adjustment to the valuation allowance if there is a shift to the deferred tax asset position in a future period.

The Company maintains liabilities for unrecognized tax benefits. These liabilities involve judgment and estimation, and they are monitored based on the best information available. The Company recognizes interest related to unrecognized tax benefits as a component of the income tax provision or benefit. The Company recognized minimal interest expense related to its unrecognized tax benefits during the three months ended December 31, 2022.

The Company is subject to U.S. federal, state, local and foreign income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which it files.

In the normal course of business, the Company is subject to income tax audits in various global jurisdictions in which it operates. The years subject to examination vary for the U.S. and international jurisdictions, with the earliest tax year being 2017. Based on the outcome of these examinations or the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the Company’s Consolidated Balance Sheets. The Company currently anticipates that it is reasonably possible that the unrecognized tax benefits and accrued interest on those benefits will be reduced by $1.6 million in the next twelve months due to statute of limitations expirations. These unrecognized tax benefits would impact the effective tax rate if recognized.

9. Other Balance Sheet Information

The following is a summary of accounts receivable at December 31, 2022 and September 30, 2022 (in thousands):

	December 31,	September 30,
	2022	2022
Accounts receivable	$208,862	$168,920
Less allowance for expected credit losses	(6,942)	(5,162)
Accounts receivable, net	$201,920	$163,758

The allowance for expected credit losses for the fiscal years ended December 31, 2022 and September 30, 2022 (in thousands):

	Balance at		Reversals of	Balance at
	Beginning of		Bad Debt	End of
Description	Period	Provisions	Expense	Period
Fiscal year 2023 allowance for expected credit losses	$5,162	2,716	(936)	$6,942
Fiscal year 2022 allowance for expected credit losses	4,318	3,020	(2,924)	4,414

The following is a summary of inventories at December 31, 2022 and September 30, 2022 (in thousands):

	December 31,	September 30,
	2022	2022
Inventories
Raw materials and purchased parts	$80,269	$39,685
Work-in-process	4,740	4,816
Finished goods	60,930	41,043
Total inventories	$145,939	$85,544

Reserves related to write downs or adjustments of inventory to net realizable value were $4.3 million and $4.1 million, respectively, at December 31, 2022 and September 30, 2022.

At December 31, 2022 and September 30, 2022, the Company had cumulative capitalized direct costs of $27.9 million and $26.9 million, respectively, associated with the development of software for its internal use. As of December 31, 2022, this balance included $9.7 million associated with software assets that are still in the development stage and not yet placed in service. During the three months ended December 31, 2022, the Company capitalized direct costs of $1.1 million, associated with the development of software for its internal use.

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

The following is a summary of product warranty and retrofit activity on a gross basis for the three months ended December 31, 2022 and 2021 (in thousands):

Activity -Three Months Ended December 31, 2022
Balance				Balance
September 30,				December 31,
2022	Adjustments for Acquisitions	Accruals	Costs Incurred	2022
$2,890	2,303	$307	$(321)	$5,179

Activity -Three Months Ended December 31, 2021
Balance				Balance
September 30,				December 31,
2021	Adjustments for Acquisitions	Accruals	Costs Incurred	2021
$2,330	—	$673	$(660)	$2,342

10. Stock-Based Compensation

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

The stock-based compensation expense for restricted stock units for continuing operations was $1.9 million and $2.6 million, for the three months ended December 31, 2022 and 2021, respectively. The stock-based compensation expense for employee stock purchase plan for continuing operations was $0.3 million and $0.3 million, respectively, for the three months ended December 31, 2022 and 2021.

The information included within the remaining note is on a total company basis, and includes amounts related to our discontinued operations.

The following table reflects the total stock-based compensation expense recorded during the three months ended December 31, 2022 and 2021 (in thousands):

	Three Months Ended December 31,
	2022	2021
Restricted stock units	$1,759	$7,197
Employee stock purchase plan	346	694
Total stock-based compensation expense	$2,105	$7,891

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

The Company grants restricted stock units that vest over a required service period and/or achievement of certain operating performance goals. Restricted stock units granted with performance goals may also have a required service period following the achievement of all or a portion of the performance goals. The following table reflects restricted stock units and stock awards, granted during the three months ended December 31, 2022 and 2021:

		Time-Based	Stock	Performance-
	Total Units	Units	Grants	Based Units
Three months ended December 31, 2022	485,880	225,139	—	260,741
Three months ended December 31, 2021	149,348	59,776	24	89,548

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

Stock-Based Awards – Board of Directors

The stock-based awards granted to the members of the Company’s Board of Directors include stock awards, restricted stock awards, deferred stock and restricted stock units.

Certain members of the Board of Directors have elected to defer receiving their annual stock awards and related quarterly dividends until they attain a certain age or cease to provide services as a member of the Company’s Board of Directors. Annual deferred restricted stock units granted during fiscal years 2023 and 2022 were vested upon issuance.

Performance-Based Restricted Stock Unit Grants

Performance-based restricted stock units are earned based on the achievement of performance criteria established by the Human Resources and Compensation Committee and approved by the Board of Directors. The criteria for performance-based awards are weighted and have threshold, target and maximum performance goals.

Performance-based awards granted in fiscal year 2023, 2022 and 2021 allow participants to earn 100% of the restricted stock units if the Company’s performance meets or exceeds its target goal for each applicable financial metric, and up to a maximum of 200% if the Company’s performance for such metrics meets or exceeds the maximum or stretch goal. Performance below the minimum threshold for each financial metric results in award forfeiture. Performance goals will be measured over a three-year period for each year’s awards and at the end of the period to determine the number of units earned by recipients who continue to meet the service requirement. Around the third anniversary of each year’s awards’ grant date, the Company’s Board of Directors determines the number of units earned for participants who continue to meet the service requirements on the vest date.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the three months ended December 31, 2022:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at September 30, 2022	538,238	$71.99
Granted	485,880	59.57
Vested	(178,859)	70.63
Forfeited	(40,056)	80.35
Outstanding at December 31, 2022	805,203	68.95

The weighted average grant date fair value of restricted stock units granted during the three months ended December 31, 2022 and 2021 was $59.57 and $114.42, respectively. The fair value of restricted stock units vested during the three months ended December 31, 2022 and 2021 was $7.0 million and $64.8 million, respectively. During the three months ended December 31, 2022 and 2021, the Company remitted $4.6 million and $24.9 million, respectively, of which $4.6 million and $0, respectively, was paid by the Company. During the three months ended December 31, 2021, the Company collected $24.9 million from employees to satisfy their tax obligations as a result of share issuances.

As of December 31, 2022, the unrecognized compensation cost that are expected to vest is $37.6 million and will be recognized over an estimated weighted average service period of approximately 2.2 years.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan that allows its employees to purchase shares of common stock at a price equal to 85% of the fair market value of the Company’s stock at the beginning or the end of the semi-annual offering period, whichever is lower. There were no shares purchased by employees under the employee stock purchase plan during the three months ended December 31, 2022 and 2021.

11. Stockholders’ Equity

On November 4, 2022, the Company’s Board of Directors terminated the Company’s $50 million share repurchase program and authorized a new program to repurchase up to $1.5 billion of shares of the Company’s common stock from time to time through open market or through privately negotiated transactions (including under an accelerated share repurchase, referred to as an ASR, agreement), or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, legal requirements, and other factors. The program can be discontinued at any time.

On November 4, 2022, the Company executed an Accelerated Share Repurchase Agreement (the “ASR Agreement”) with JPMorgan Chase Bank, National Association (the “Dealer”) to repurchase an aggregate of up to $500.0 million of the Company’s common stock. Under the terms of the ASR Agreement, the Company made a payment of $500.0 million to the Dealer on November 28, 2022 and received an initial delivery of approximately 6.1 million shares of common stock from the Dealer, representing approximately 70% of the total shares of common stock expected to be repurchased under the ASR Agreement. The final number of shares to be repurchased by the Company will be based on the average of the daily volume-weighted average price of the Company’s common stock during the term of the ASR Agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreement. At settlement, the Dealer may be required to deliver additional shares of common stock to the Company, or under certain circumstances, the Company may be required to deliver shares of common stock or to make a cash payment, at its election, to the Dealer. The final settlement of the transactions under the ASR Agreement is scheduled to occur by the end of the Company’s third fiscal quarter ended June 30, 2023, subject to earlier termination under certain limited circumstances, as set forth in the ASR Agreement. The Company evaluated the nature of the forward contract aspect of the ASR Agreement under ASC 815, Derivatives and Hedging, and concluded equity classification was appropriate. The shares of common stock repurchased by the Company on November 28, 2022 were retired, accounted for as a reduction to stockholders’ equity in the Company’s Consolidated Balance Sheets and treated as a repurchase of common stock for purposes of calculating earnings per share.

As of December 31, 2022, after giving effect to the ASR Agreement, approximately $1.0 billion of the amount authorized under the new repurchase program remained available for additional repurchases of the Company’s common stock.

12. Earnings per Share

The calculations of basic and diluted net income (loss) per share and basic and diluted weighted average shares outstanding are as follows for the three months ended December 31, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended
	December 31,
	2022	2021
Income (loss) from continuing operations	$(11,235)	$2,858
Income (loss) from discontinued operations, net of tax	—	40,462
Net income	$(11,235)	$43,320

Weighted average common shares outstanding used in computing basic income (loss) per share	72,543	74,630
Dilutive restricted stock units	—	236
Weighted average common shares outstanding used in computing diluted income (loss) per share	72,543	74,866

Basic net income (loss) per share:
Income / (loss) from continuing operations	$(0.15)	$0.04
Income from discontinued operations, net of tax	—	0.54
Basic net income (loss) per share	$(0.15)	$0.58

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.15)	$0.04
Income from discontinued operations, net of tax	—	0.54
Diluted net income (loss) per share	$(0.15)	$0.58

During the three months ended December 31, 2022, restricted stock units of 64,122 were excluded from the computation of diluted loss per share as their effect would be antidilutive to earnings per share for continuing operations based on the treasury stock method.

13. Revenue from Contracts with Customers

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers in a manner that depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following is revenue by significant business line for the three months ended December 31, 2022 and 2021(in thousands):

	Three months ended December 31,
	2022	2021
Significant Business Line
Life Sciences Products, excluding B Medical	$47,839	$49,877
B Medical	41,822	-
Sample Repository Solutions	27,616	25,871
Genomic Services	61,089	63,904

Total	$178,366	$139,652

Contract Balances

Accounts Receivable, Net. Accounts receivable represent rights to consideration in exchange for products or services that have been transferred by the Company, when payment is unconditional and only the passage of time is required before payment is due. Accounts receivable do not bear interest and are recorded at the invoiced amount. The Company maintains an allowance for expected credit losses representing its best estimate of probable credit losses related to its existing accounts receivable and their net realizable value. The Company determines the allowance for expected credit losses based on a number of factors, including an evaluation of customer credit worthiness, the age of the outstanding receivables, economic trends, historical experience and other information through the payment periods. Accounts receivable, net were $201.9 million and $163.8 million at December 31, 2022 and September 30, 2022, respectively.

Contract Assets. Contract assets represent rights to consideration in exchange for products or services that have been transferred by the Company, when payment is conditional on something other than the passage of time. These amounts typically relate to contracts where the right to invoice the customer is not present until completion of the contract or the achievement of specified milestones and the value of the products or services transferred exceed this constraint. Contract assets are classified as current as they convert to cash within one year. Contract asset balances which are included within “Prepaid expenses and other current assets” on the Company’s Consolidated Balance Sheet, were $19.6 million and $18.2 million at December 31, 2022 and September 30, 2022, respectively.

Contract Liabilities. Contract liabilities represent the Company’s obligation to transfer products or services to a customer for which consideration has been received, or for which an amount of consideration is due from the customer. Contract assets and liabilities are reported on a net basis at the contract level, depending on the contracts position at the end of each reporting period. Contract liabilities are included within “Deferred revenue” on the Company’s Consolidated Balance Sheet. Contract liabilities were $42.6 million and $39.7 million at December 31, 2022 and September 30, 2022, respectively. The Company recognized $11.1 million and $13.8 million in revenue during the three months ended December 31, 2022 and December 31, 2021 from contract liability.

Remaining Performance Obligations. Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year and for which fulfillment of the contract has started as of the end of the reporting period. The aggregate amount of transaction consideration allocated to remaining performance obligations as of December 31, 2022 was $89.8 million. The following table summarizes when the Company expects to recognize the remaining performance obligations as revenue; the Company will recognize revenue associated with these performance obligations as transfer of control occurs (in thousands):

	As of December 31, 2022
	Less than 1 Year	Greater than 1 Year	Total
Remaining Performance Obligations	$53,018	$36,749	$89,767

Cost to Obtain and Fulfill a Contract

The Company capitalizes sales commissions when incurred if they are (i) incremental costs of obtaining a contract, (ii) expected to be recovered and (iii) have an expected amortization period that is greater than one year. As part of the Company’s cumulative effect adjustment upon the initial adoption of ASC 606, incremental costs associated with obtaining a contract were capitalized and have been classified as deferred commissions within the Company’s Consolidated Balance Sheet. These amounts primarily relate to sales commissions and are being amortized over a 60-month period, which represents the average period of contract performance. The Company did not capitalize any sales commissions during the three months ended December 31, 2022 and 2021 as the amount of sales commissions that qualified for capitalization during the reporting period was insignificant. Sales commissions incurred during the reporting period have been expensed as incurred. These costs are recorded within “Selling, general and administrative” expenses on the Company’s Consolidated Statement of Operations. The Company has concluded that none of its costs incurred in fulfillment of customer contracts meet the capitalization criteria. The Company will account for shipping and handling activities as fulfillment activities and recognize the associated expense when control of the product has transferred to the customer.

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

The Company’s Life Sciences Products segment provides automated cold storage solutions for biological and chemical compound samples. The Company’s storage systems provide reliable automation and sample inventory management at temperatures down to -190°C and can store anywhere from one to millions of samples. The Company’s sample management solutions include consumable vials and tubes, polymerase chain reaction, or PCR, plates, instruments for supporting workflows, and informatics. This portfolio provides customers with the highest level of sample quality, security, availability, intelligence, and integrity throughout the lifecycle of samples providing customers with complete end-to-end “cold-chain of custody” capabilities. The Company also provides controlled rate thawing devices for customers in the medical, biotech and pharmaceutical industries. On October 3, 2022, the Company acquired B Medical Systems S.a.r.l, a market leader in temperature-controlled storage and transportation solutions that enables the delivery of life-saving treatments to people in more than 150 countries worldwide.

The Company’s Life Sciences Services business is a leading provider of solutions addressing the many needs of customers in the area of genomic analysis and the management and care of biological samples used in pharmaceutical, biotech, healthcare, clinical, and academic research and development markets. The Company’s processes millions of samples every year, each containing valuable information that must be preserved with the sample. The Company’s genomic services provide a broad capability to customers for sequencing and synthesis of genes. The Company’s sample management services include off-site storage services, transport services, laboratory services, and interactive informatics solutions. The Company also provides expert-level consultation services to our clients throughout their experimental design and implementation. The Company’s services also include short- and long-term sample storage and management of the “cold chain of custody” from collection, to storage, to retrieving the sample which ultimately may go back into the research workflow.

The Company considers adjusted operating income, which excludes charges related to amortization of completed technology, the acquisition accounting impact on inventory contracts acquired, restructuring related charges and other special charges, such as impairment losses, as the primary performance metric when evaluating the business.

The following is the summary of the financial information for the Company’s reportable segments for the three months ended December 31, 2022 and 2021 (in thousands):

	Three Months Ended December 31,
	2022	2021
Revenue:
Life Sciences Products	$89,661	$49,877
Life Sciences Services	88,706	89,775
Total revenue	$178,366	$139,652

Operating income / (loss):
Life Sciences Products	$(3,798)	$4,388
Life Sciences Services	(4,612)	7,883
Reportable segment adjusted operating income	(8,410)	12,271
Amortization of completed technology	4,168	1,773
Purchase accounting impact on inventory	2,869	—
Amortization of other intangible assets	7,372	6,272
Restructuring charges	1,461	173
Other unallocated corporate expenses	3,405	4,378
Total operating loss	(27,685)	(325)
Interest income	10,708	35
Interest expense	(43)	(455)
Other income (expense)	1,145	(1,077)
Loss before income taxes	$(15,875)	$(1,822)

Assets:	Life Sciences Products	Life Sciences Services
December 31, 2022	$886,409	$887,310
September 30, 2022	378,790	849,603

The following is a reconciliation of the Company’s reportable segments’ segment assets to the corresponding amounts presented in the accompanying unaudited Consolidated Balance Sheets as of December 31, 2022 and September 30, 2022 (in thousands):

	December 31,	September 30,
	2022	2022
Segment assets	$1,773,719	$1,228,393
Cash and cash equivalents, restricted cash, and marketable securities	1,443,424	2,305,081
Deferred tax assets	298	1,169
Other assets	74,975	181,479
Total assets	$3,292,416	$3,716,122

Revenue from external customers is attributed to geographic areas based on locations in which customer orders are placed. Net revenue by geographic area for the three months ended December 31, 2022 and 2021 (in thousands) are as follows:

	Three Months Ended December 31,
	2022	2021
Geographic Location:
North America	$88,935	$90,083
Rest of Europe	39,422	19,700
Africa	17,210	548
China	13,408	13,041
Asia Pacific/ Other	13,978	7,968
United Kingdom	5,413	8,312
Total	$178,366	$139,652

Revenue for the United States comprises 99% of the revenue for North America for the three months ended December 31, 2022 and 2021.

15. Significant Customers

The Company had one individual customer that accounted for 20% of the Company’s consolidated revenue for the three months ended December 31, 2022. This individual customer is a distributor shipping to end users in 17 countries. This customer also accounted for 12% of the Company’s accounts receivable balance as of December 31, 2022. The Company had no individual customer that accounted for 10% or more of the Company’s consolidated revenue for the three months ended December 31, 2021. There were no customers that accounted for more than 10% of the Company’s accounts receivable balance as of September 30, 2022.

16. Commitments and Contingencies

Tariff Matter

In fiscal year 2021, as part of the Company’s continued integration of GENEWIZ, which was acquired in November 2018, the Company initiated a review during the first quarter of fiscal year 2021, with the assistance of a third party consultant, of the transaction value that the Company has used to calculate tariffs on inter-company imports of samples shipped from its GENEWIZ business. As a result of the third-party review and in light of a new interpretation surrounding the valuation method used to calculate the estimated transaction value, the Company revised its estimate of the tariffs owed as a result and recorded a liability of $6.1 million in the second quarter of fiscal 2021. The Company submitted a payment in the amount of $5.9 million to the customs authorities during 2022, related to November 2021 and prior periods. The customs authorities will review the Company’s calculation of tariffs for these periods and determine if any further tariffs are owed. The Company does not expect to incur any significant penalties associated with the tariffs.

Purchase Commitments

At December 31, 2022, the Company had non-cancellable commitments of $65.4 million, comprised of purchase orders for inventory of $38.7 million and information technology related commitments of $26.7 million.

Contingencies

The Company is subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. The Company cannot predict the ultimate outcome of such legal proceedings or in certain instances provide reasonable ranges of potential losses. The Company may also have certain indemnification obligations pursuant to claims made under the definitive agreement it entered into with Edwards Vacuum LLC (a member of the Atlas Copco Group) in connection with the Company’s sale of its semiconductor cryogenics business in the fourth quarter of fiscal year 2018. However, as of the date of this report, the Company believes that none of these claims will have a material adverse effect on its consolidated financial position or results of operations. In the third quarter of fiscal year 2020, Edwards asserted claims for indemnification under the definitive agreement relating to alleged breaches of representations and warranties relating to customer warranty claims and inventory .In addition, in January 2023, Edwards filed a lawsuit against the Company in the Supreme Court of the State of New York in the County of New York seeking indemnification from the Company under such definitive agreement with respect to a third-party warranty claim, that was included as part of their initial claims, of approximately $1.0 million and other related damages, including interest and attorney’s fees. The Company cannot determine the probability of any losses or outcome of these claims including the amount of any indemnifiable losses, if any, resulting from these claims at this time, however, the Company believes that none of these claims will have a material adverse effect on its consolidated financial position or results of operations. If the resolution of these claims results in indemnifiable losses in excess of the applicable indemnification deductibles and indemnification escrow established under the definitive agreement, Edwards would be required to seek recovery under the representation and warranty insurance Edwards obtained in connection with the closing of the transaction. The Company believes that any indemnifiable losses in excess of the applicable deductibles and indemnification escrow established in the definitive agreement would be covered by such insurance. If Edwards is unable to obtain recovery under its insurance, however, it could seek recovery of such indemnifiable losses, if any, directly from the Company. In the event of unexpected subsequent developments and given the inherent unpredictability of these matters, there can be no assurance that the Company’s assessment of any claim will reflect the ultimate outcome, and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated financial position or results of operations in particular quarterly or annual periods.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying Consolidated Balance Sheets as of December 31, 2022 and September 30, 2022 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$443,240	$443,240	$—	$—
Available-for-sale securities	827,572	284,015	543,557	—
Foreign exchange contracts	146	—	146	—
Net investment hedge	47,953	—	47,953	—
Total assets	$1,318,911	$727,255	$591,656	$—
Liabilities:
Contingent consideration liability	$18,462	$—	$—	$18,462
Foreign exchange contracts	276	—	276	—
Total liabilities	$18,738	$—	$276	$18,462

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$374,804	$374,055	$749	$—
Available-for-sale securities	1,263,782	651,800	611,982	—
Foreign exchange contracts	634	—	634	—
Net investment hedge	124,789	—	124,789	—
Total assets	$1,764,009	$1,025,855	$738,154	$—
Liabilities:
Foreign exchange contracts	230	$—	230	—
Total liabilities	$230	$—	$230	$—

Cash Equivalents

Cash equivalents consist of money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. The Company considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. The fair values of these investments approximate their carrying values.

Available-For-Sale Securities

Available-for-sale securities primarily consist of municipal securities, bank certificate of deposits and U.S. government-backed securities, and as such are classified as Level 1. Investments classified as Level 2 consist of debt securities that are valued using matrix pricing and benchmarking because they are not actively traded. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.

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

Acquisition-related Contingent Consideration

Acquisition-related contingent consideration is measured and reported at fair value using the real options method based on the unobservable inputs that are significant to the fair value and classified with Level 3 of the fair value hierarchy. The amount is contingent based on the acquired business’ performance for a one-year period from October 3, 2022 through September 30, 2023. Please refer to Note 5, “Business Combinations” for further detail. Changes in the fair value of contingent consideration resulting from a change in the underlying inputs are recognized in results of operations until the arrangement is settled. There were no changes to the fair value of contingent consideration for the period ended December 31, 2022.

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months ended December 31, 2022 and 2021, the Company did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

18. Subsequent Event

On February 2, 2023, the Company acquired Ziath Ltd and its subsidiaries (‘Ziath’). Based in Cambridge, United Kingdom, Ziath is a leading provider of 2D barcode readers for life sciences applications. Founded in 2005, Ziath’s innovative 2D barcode readers are a key component of the laboratory automation workflow serving pharmaceutical, biotech and academic customers worldwide. The acquisition was completed for a purchase price of $16 million, subject to working capital and other customary adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes principal factors affecting the results of our operations, financial condition and liquidity as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our MD&A is organized as follows:

●	Overview. This section provides a general description of our business and operating segments as well as a brief discussion and overall analysis of our business and financial performance, including key developments affecting the Company during the three months ended December 31, 2022 and 2021.
●	Critical Accounting Policies and Estimates. This section discusses accounting policies and estimates that require us to exercise subjective or complex judgments in their application. We believe these accounting policies and estimates are important to understanding the assumptions and judgments incorporated in our reported financial results.
●	Results of Operations. This section provides an analysis of our financial results for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021.
●	Liquidity and Capital Resources. This section provides an analysis of our liquidity and changes in cash flows as well as a discussion of contractual commitments.

You should read the MD&A in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto and the related MD&A contained in our Annual Report on Form 10-K for the year ended September 30, 2022, filed with the U.S. Securities and Exchange Commission, or the SEC, on November 25, 2022, or the 2022 Annual Report on Form 10-K. In addition to historical information, the MD&A contains forward-looking statements that involve risks and uncertainties. You should read “Information Related to Forward-Looking Statements” below for a discussion of important factors that could cause our actual results to differ materially from our expectations.

Impact of the COVID-19 Pandemic

We have implemented business continuity plans designed to address the COVID-19 pandemic and minimize the disruption to ongoing operations. The COVID-19 pandemic has had varying impacts on our financial results. In the first two years of the pandemic, any marginal adverse impact was more than offset by incremental orders related to virus research, COVID testing and vaccine development and commercialization in 2021 and through the first half of 2022. There has been limited COVID-related demand after the second fiscal quarter of 2022, and therefore, our revenue trends since then have been negatively impacted when compared to prior periods. During the third quarter ended June 30, 2022, we experienced a two-week facility closure in Suzhou, China. as a result of local government protocols and mandates. We will continue monitoring and assessing the effects of the COVID-19 pandemic on our business, including as a result of the elimination of COVID-related restrictions in China. Our financial results will also depend on variables including reduced demand from our customers, the degree that the supply chain may be constrained which could impact our delivery of products and services and the potential negative impact on our operations if there is an outbreak among our employees, as well as the amount of incremental demand caused by research and treatments in the areas of COVID-19 or related threats.

Information Related to Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “likely” or similar statements or variations of such terms. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, margins, costs, earnings, profitability, product development, demand, acceptance and market share, competitiveness, market opportunities and performance, levels of research and development, the success of our marketing, sales and service efforts, outsourced activities, operating expenses, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customers’ success, tax expenses, our management’s plans and objectives for our current and future operations and business focus, our recently announced share repurchase program, our ability to retain, hire and integrate skilled personnel, the impact of the COVID-19 pandemic on our operations and results, our ability to identify and address increased cybersecurity risks, including as a result of employees working remotely, the anticipated growth prospects of our business, the expected benefits and other statements relating to our divestitures and acquisitions, including sale of the semiconductor automation business and the semiconductor cryogenics business, the adequacy, effectiveness and success of our business transformation initiatives, our ability to continue to identify acquisition targets and successfully acquire and integrate desirable products and services and realize expected revenues and revenue synergies, our adoption of newly issued accounting guidance, the levels of customer spending, our dependence on key suppliers or vendors to obtain services for our business on acceptable terms, including the impact of supply chain disruptions, general economic conditions, the sufficiency of financial resources to support future operations, and capital expenditures. Such statements are based on current expectations and involve risks, uncertainties and other factors which may cause the actual results, our performance or our achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the Risk Factors which are set forth in the 2022 Annual Report on Form 10-K, as updated and/or supplemented in subsequent filings with the SEC, including under Item 1A “Risk Factors” in Part II of our Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release revisions to these forward-looking statements to reflect events or circumstances that occur after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence or effect of anticipated or unanticipated events. Precautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. Any additional precautionary statements made in our 2022 Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q.

Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to “we”, “us”, “our” and “the Company” refer to Azenta, Inc. and its consolidated subsidiaries.

OVERVIEW

We are a leading global provider of life sciences sample exploration and management solutions for the life sciences market. We entered the life sciences market in 2011, leveraging our in-house capabilities of precision automation and cryogenics capabilities that we were then applying in the semiconductor market. These led us to provide solutions for automated ultra-cold storage. Since then, we have expanded our life sciences offerings through internal development investments and through a series of acquisitions. We now support our customers from research to clinical development with our sample management, automated storage, and genomic services expertise to help our customers bring impactful therapies to market faster. We understand the importance of sample integrity and offer a broad portfolio of products and services supporting customers at every stage of the life cycle of samples including procurement and sourcing, automated storage systems, genomic services and a multitude of sample consumables, informatics and data software, and sample repository solutions. Our expertise, global footprint and leadership positions enables us to be a trusted global partner to pharmaceutical, biotechnology, and life sciences research institutions. In total, we employ approximately 3,700 full-time employees, part-time employees and contingent workers worldwide as of December 31, 2022 and have sales in approximately 180 countries. We are headquartered in Burlington, Massachusetts and have operations in North America, Asia, and Europe.

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

Within our Life Sciences Products segment, we have developed and continue to develop automated biological sample storage solutions for operating in low temperature environments. We have a complete line up of automated stores from ambient temperatures to -190°C. Our BioStore’s ™ unique design allows controlled temperature storage down to -80°C with the industry’s highest throughput of sample retrieval. On October 3, 2022, we acquired B Medical Systems S.á r.l and its subsidiaries, or B Medical, a market leader in temperature-controlled storage and transportation solutions that enables the delivery of life-saving treatments to more than150 countries worldwide. This acquisition complements our cold chain capabilities, adding differentiated solutions for reliable and traceable transport of temperature-sensitive specimens.

Within our Life Sciences Services segment, our genomics services business advances research and development activities by gene sequencing, synthesis, editing and related services. We offer a comprehensive, global portfolio that we believe has both broad appeal in the life sciences industry and enables customers to select the best solution for their research challenges. This portfolio also offers unique solutions for key markets such as cell and gene therapy, antibody development, and biomarker discovery by addressing genomic complexity and throughput challenges. Our sample repository solutions business is a global leader in sample storage and management and provides a full suite of reliable cold and ultra-cold chain solutions.

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

Business and Financial Performance

Our performance for the three months ended December 31, 2022 and 2021 are as follows:

	Three Months Ended December 31,
Dollars in thousands	2022	2021
Revenue	$178,366	$139,652
Cost of revenue	104,501	72,608
Gross profit	73,865	67,044
Operating expenses
Research and development	7,536	6,485
Selling, general and administrative	92,552	60,711
Restructuring charges	1,461	173
Total operating expenses	101,549	67,369
Operating loss	(27,685)	(325)
Interest income	10,708	35
Interest expense	(43)	(455)
Other expense, net	1,145	(1,077)
Loss before income taxes	(15,875)	(1,822)
Income tax provision (benefit)	(4,640)	(4,680)
Income / (loss) from continuing operations	$(11,235)	$2,858
Income from discontinued operations, net of tax	—	40,462
Net income / (loss)	$(11,235)	$43,320

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

Results of Operations – Revenue for the three months ended December 31, 2022 increased 28% as compared to the corresponding prior fiscal year period driven by an 80% increase in our Life Sciences Products segment primarily due to the acquisition of B Medical and Barkey. Gross margin was 41.4% for the three months ended December 31, 2022, as compared to 48.0% for the corresponding period of the prior fiscal year. Operating expenses increased $34.2 million during the three months ended December 31, 2022 compared to the three months ended December 31, 2021, mainly driven by increases in selling, general and administrative expenses, with some increase in research and development expenses. We reported an operating loss of $27.7 million for the three months ended December 31, 2022, as compared to operating loss of $0.3 million for the corresponding prior fiscal year period mainly due to the increase in operating expenses. Loss from continuing operations was $11.2 million for the three months ended December 31, 2022 as compared to a profit of $2.9 million for the three months ended December 31, 2021. During the three months ended December 31, 2022, we recorded a $0.0 million net income from discontinued operations as compared to income of $40.5 million for the three months ended December 31, 2021.

December 31, 2022 Compared to September 30, 2022

Cash Flows and Liquidity - Cash and cash equivalents and restricted cash as presented on our Consolidated Statements of Cash Flows is on a total company basis and were $1.4 billion as of December 31, 2022 compared to $2.3 billion as of September 30, 2022. The decrease of $861 million was attributable primarily to outflows of $373 million related to the purchase of B Medical and $500 million related to the accelerated share repurchase agreement we entered into in November 2022. Cash outflows for operating activities for the three months ended December 31, 2022 were $27.0 million, primarily due to payment of retention bonuses and cash settled stock-based awards for the semiconductor automation business. Investing inflows of $56.4 million include $607 million of sales and maturities of marketable securities, offset by $12.8 million for capital expenditures and $371.6 million paid for the acquisition of B Medical. Financing activities for the three months ended December 31, 2022 include the outflows related to the accelerated share repurchase agreement. The effects of foreign exchange rate fluctuations reduced our cash balance by $50 million as of December 31, 2022.

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

For further information with regard to our significant accounting policies and estimates, please refer to Note 2, "Summary of Significant Accounting Policies" in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q and in the Notes to our audited consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in our 2022 Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

Please refer to the commentary provided below for further discussion and analysis of the factors contributing to our results from operations for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021.

Revenue

Our revenue performance for the three months ended December 31, 2022 and 2021 is as follows:

	Three Months Ended December 31,
Dollars in thousands	2022	2021	% Change
Life Sciences Products	$89,661	$49,877	80%

Life Sciences Services	$88,706	$89,775	(1)%

Total revenue	$178,366	$139,652	28%

Three months ended December 31, 2022 compared to three months ended December 31, 2021

Revenue for the three months ended December 31, 2022 increased 28% as compared to the corresponding prior year period, driven by an 80% increase in our Life Sciences Products segment, partially offset by a 1% decline in our Life Sciences Services segment.

Our Life Sciences Products segment revenue for the three months ended December 31, 2022 increased 80% as compared to the corresponding prior year period driven by the acquisitions of B Medical and Barkey. Excluding B Medical and Barkey, we experienced decreased demand and associated revenue for COVID-19 related consumables and instruments; which was partially offset by increased revenue in our automated cold sample management systems.

Our Life Sciences Service segment revenue for the three months ended December 31, 2022 decreased 1% as compared to the corresponding prior year period driven by a 4% year-over-year decrease in our genomics business; mainly from lower synthesis revenue. Sample repository solutions revenue increased 7% year-over-year, attributable to higher revenue from storage services.

We estimate that revenue related to the COVID-19 pandemic for the three months ended December 31, 2022 was approximately $1 million in the aggregate as compared to COVID-19-related revenue of approximately $11 million for the three months ended December 31, 2021. The decrease in this revenue was primarily due to lower demand for consumables related to COVID-19 testing.

Revenue generated outside the United States was $90.6 million, or 51% of total revenue, for the three months ended December 31, 2022, as compared to $50.1 million, or 36% of total revenue, for the corresponding period of the prior fiscal year. One customer accounted for 20% of our consolidated revenue for the three months ended December 31, 2022. This individual customer is a distributor shipping to end users in 17 countries. There were no customers with more than 10% of the Company’s consolidated revenue for the three months ended December 31, 2021.

Operating Loss

Our operating income performance for the three months ended December 31, 2022 and 2021 is as follows:

	Three Months Ended December 31,
Dollars in thousands	2022	2021
Revenue:
Life Sciences Products	$89,661	$49,877
Life Sciences Services	88,706	89,775
Total revenue	$178,366	$139,652

Operating income:
Life Sciences Products	$3,330	$4,388
Life Sciences Products adjusted operating margin	4%	9%
Life Sciences Services	$(3,290)	$7,883
Life Sciences Services adjusted operating margin	(4)%	9%
Segment adjusted operating income	$40	$12,271
Total segment adjusted operating margin	0%	9%

Amortization of completed technology	4,168	1,773
Purchase accounting impact on inventory	2,869	—
Amortization of acquired intangible assets	7,372	6,272
Restructuring charges	1,462	173
Other unallocated corporate expenses	11,854	4,378
Total operating (loss)/ income	$(27,685)	$(325)
Total operating margin	(16)%	(0)%

Three months ended December 31, 2022 compared to three months ended December 31, 2021

We reported an operating loss of $27.7 million during the three month period ending December 31, 2022, compared to an operating loss of $0.3 million in the prior fiscal year period. The increase in operating loss was due to an increase in operating expense of $34.2 million, partially offset by an increase in gross profit of $6.8 million. Within operating expenses, research and development expenses increased $1.1 million and selling, general, and administrative expenses increased $31.9 million. Selling, general and administrative expenses increased due to higher merger and acquisition costs and costs related to the accelerated share repurchase agreement we entered into in November 2022, as well as continued investment in the business to build out the commercial and laboratory support infrastructure.

Life Sciences Products segment adjusted operating income decreased $1.1 million and adjusted operating margin decreased 5.1 percentage points for the three months ended December 31, 2022 compared to the corresponding prior fiscal year period. The decrease in adjusted operating income was driven by an increase in operating expenses of $18.3 million (primarily due to the addition of B Medical), partially offset by an increase in gross margin of $10.3 million. Adjusted operating income for our Life Sciences Products segment excludes charges for amortization related to completed technology of $2.9 million and $0.2 million for both the three months ended December 31, 2022 and 2021, and $2.8 million purchase accounting impact on inventory for the three months ended December 31, 2022. Please refer to Note 14, “Segment Information” in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

Life Sciences Services segment adjusted operating income decreased $10.9 million and adjusted operating margin decreased 12.5 percentage points for the three months ended December 31, 2022 compared to the corresponding prior fiscal year period. The decrease in adjusted operating margin was driven by higher operating expenses of $7.4 million and a decrease in gross margin of $3.5 million. Adjusted operating income for our Life Sciences Services segment excludes charges for amortization related to completed technology of $1.3 million and $1.6 million for the three months ended December 31, 2022 and 2021, respectively. Please refer to Note 14, “Segment and Geographic Information” in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

Gross Margin

Our gross margin performance for the three months ended December 31, 2022 and 2021 is as follows:

	Life Science Products		Life Science Services		Azenta Total
	Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,
Dollars in thousands	2022	2021	2022	2021	2022	2021
Revenue	$89,661	$49,877	$88,706	$89,775	$178,366	$139,652
Gross profit	32,981	22,690	40,885	44,354	73,865	67,044
Gross margin	36.8%	45.5%	46.1%	49.4%	41.4%	48.0%
Adjustments:
Amortization of completed technology	2,846	203	1,322	1,570	4,168	1,773
Purchase accounting impact on inventory	2,868	—	—	—	2,868	—
Adjusted gross profit	$38,695	$22,893	$42,207	$45,924	$80,901	$68,817
Adjusted gross margin	43.2%	45.9%	47.6%	51.2%	45.4%	49.3%

Three months ended December 31, 2022 compared to three months ended December 31, 2021

Total gross margin decreased 6.6 percentage points for the three months ended December 31, 2022 to 41.4% compared to the corresponding prior fiscal year period driven by decreased gross margin in both our Life Sciences Products segment and our Life Sciences Services segment.

Life Sciences Products segment gross margin decreased 8.7 percentage points for the three months ended December 31, 2022, as compared to the corresponding fiscal year period. The decrease was primarily driven by the impact of amortization of intangible assets and purchase accounting inventory basis for B Medical. Cost of revenue included $2.9 million amortization of completed technology and $2.9 million for purchase accounting impact on inventory for the three months ended December 31, 2022, and $0.2 million of charges for amortization related to completed technology for the three months ended December 31, 2021. Excluding the impact of the amortization of completed technology and purchase accounting impact on inventory, margins decreased 2.7 percentage points during the three months ended December 31, 2022, as compared to the corresponding period of the prior fiscal year, primarily due to the mix of products sold in our consumables and instruments and cryogenic stores businesses.

Life Sciences Services segment gross margin decreased 3.3 percentage points driven by decreased gross margin in both the genomic services business and sample repository solutions business. The decrease in the genomic services business was due to the impact of lower sales, higher labor costs and continued investment in the business. The decrease in gross margin in the sample repository solutions business is mainly driven by higher labor costs and lower transport sales. Cost of revenue included $1.3 million and $1.6 million of charges for amortization related to completed technology for the three months ended December 31, 2022, and 2021, respectively. Excluding the impact of the amortization of completed technology, Life Sciences Services margins decreased 3.6 percentage points during the three months ended December 31, 2022, as compared to the corresponding period of the prior fiscal year.

Research and Development Expenses

Our research and development expense for the three months ended December 31, 2022 and 2021 is as follows:

	Three Months Ended December 31,
Dollars in thousands	2022	2021
Life Sciences Products	$4,369	$3,411
Percent-Segment Revenue	4.9%	6.8%

Life Sciences Services	$3,167	$3,075
Percent-Segment Revenue	3.6%	3.4%

Total research and development expense	$7,536	$6,485
Percent-Total Revenue	4.2%	4.6%

Research and development expenses for the three months ended December 31, 2022 increased $1.1 million as compared to the three months ended December 31, 2021, primarily driven by the acquisition of B Medical.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended December 31, 2022 and 2021 is as follows:

	Three Months Ended December 31,
Dollars in thousands	2022	2021
Life Sciences Products	$32,410	$15,095
Percent-Segment Revenue	36.1%	30.3%

Life Sciences Services	$42,330	$34,978
Percent-Segment Revenue	47.7%	39.0%

Corporate	$17,812	$10,638
Percent-Total Revenue	10.0%	7.6%

Total selling, general and administrative expense	$92,552	$60,711
Percent-Total Revenue	51.9%	43.5%

Total selling, general and administrative expenses increased $31.9 million for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021, driven by increases in both our segments and an increase in corporate expenses.

Within our segment expenses discussed below, we allocate certain corporate general and administrative expenses including costs related to shared corporate functions which include finance, information technology, human resources, legal, executive, governance, logistics and compliance. In total, corporate general and administrative expense allocated to segments increased $4.4 million for the three months ended December 31, 2022, as compared to the corresponding period of the prior fiscal year.

Life Sciences Products segment selling, general and administrative expenses increased $17.3 million, for the three months ended December 31, 2022, as compared to the corresponding prior fiscal year period primarily related to the addition of B Medical. Selling, general and administrative expenses included $1.4 million and $0.0 million of charges for amortization related to customer relationship and trademark assets for the three months ended December 31, 2022 and 2021, respectively. Excluding the impact of the amortization of these assets, selling, general and administrative expenses increased $15.9 million for the three months ended December 31, 2022.

Life Sciences Services segment selling, general and administrative expenses increased $7.4 million for the three months ended December 31, 2022, as compared to the corresponding prior fiscal year period, which increase was related to investments in the commercial organization and laboratory support personnel.  In addition, receivable reserve expense was higher for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021, due to a reversal that occurred in the first fiscal quarter of 2021.

Unallocated corporate expenses increased $7.2 million for the three months ended December 31, 2022 as compared to the corresponding prior fiscal year period primarily due to higher merger and acquisition costs and costs related to the accelerated share repurchase agreement we entered into in November 2022.

Restructuring Charges

Restructuring charges increased by $1.3 million for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021. The three months ended December 31, 2022 includes restructuring charges related to the separation of personnel. Costs savings from these actions are expected to be realized in the next twelve months.

Non-Operating Income (Expenses)

Interest income – We recorded interest income of $10.7 million for the three months ended December 31 2022, as compared to $0.0 million for the corresponding period of the prior fiscal year. This increase in interest income is due to interest earned on the proceeds from the sale of the semiconductor automation business, including interest accrued on a net investment hedge, during the three month period ended December 31, 2022. Please refer to the Derivative Financial Instruments section of Note 2, “Summary of Significant Accounting Policies” in the Notes to the unaudited consolidated financial statements included in Item 1 “Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Interest expense – During the three months ended December 31, 2022 we recorded interest expense of $0.0 million as compared to $0.5 million during the corresponding period of the prior fiscal year. Our previously outstanding term loan was settled on February 1, 2022 using the proceeds from the sale of the semiconductor automation business.

Other income (expenses), net – We recorded other income of $1.2 million for the three months ended December 31, 2022, as compared to other expense of $1.1 million for the three months ended December 31, 2021. The change for the three months ended December 31, 2022 as compared to the corresponding prior fiscal year period is primarily due to foreign exchange gains in the 2022 period, but losses in the 2021 period.

Income Tax Provision / Benefit

We recorded an income tax benefit of $4.6 million during the three months ended December 31, 2022. The benefit was primarily driven by the pre-tax loss from operations and a $1.3 million deferred tax benefit resulting from the extension of a tax incentive in China.

We recorded an income tax benefit $4.7 million during the three months ended December 31, 2021. The tax benefit was primarily driven by a $4.8 million discrete stock compensation windfall benefit for tax deductions that exceeded the associated book compensation expense.

Discontinued Operations

There was no revenue from discontinued operations for the three months ended December 31, 2022. Revenue from discontinued operations was $203.7 million for the three months ended December 31, 2021. There was no net income from discontinued operation for the three months ended December 31, 2022. Net Income from discontinued operations was $37 million for the three months ended December31, 2021. The income from discontinued operations only includes direct operating expenses incurred that (1) are clearly identifiable as costs being disposed of upon completion of the sale and (2) will not be continued by our company on an ongoing basis. Indirect expenses which supported the semiconductor automation business, and which remained as part of the continuing operations, are not reflected in income from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

We believe that we have adequate resources to satisfy our working capital, financing activities, and capital expenditure requirements for the next twelve months. The current global economic environment, including the uncertainty related to the COVID-19 pandemic, make it difficult for us to predict longer-term liquidity requirements with sufficient certainty. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available to us on acceptable terms or otherwise, we may be unable to successfully develop or enhance products and services, respond to competitive pressure or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business, financial condition and operating results

The discussion of our cash flows and liquidity that follows stated on a total company consolidated basis and excludes the impact of discontinued operations.

Overview of Cash Flows and Liquidity

Our cash and cash equivalents, restricted cash and marketable securities as of December 31, 2022 and September 30, 2022 consist of the following (in thousands):

	December 31, 2022	September 30, 2022
Cash and cash equivalents	$608,304	$658,274
Restricted cash	7,549	383,023
Short-term marketable securities	522,897	911,764
Long-term marketable securities	304,675	352,020
	$1,443,425	$2,305,081

Our cash and cash equivalents, restricted cash and marketable securities were $1.4 billion as of December 31, 2022. As of December 31, 2022, we had cash, cash equivalents and restricted cash of $615.9 million, of which $521.8 million was held outside of the United States. If these funds are needed for the United States operations, we would need to repatriate these funds.  As a result of changes in U.S. tax legislation, any repatriation in the future would likely not result in U.S. federal income tax. We had marketable securities of $828 million and $1.3 billion as of December 31, 2022 and September 30, 2022, respectively. Our marketable securities are generally readily convertible to cash without a material adverse impact.

Cash outflows for operating activities for the three months ended December 31, 2022 were $27.0 million, primarily due to payment of retention bonuses and cash settled stock-based awards for the semiconductor automation business. Investing inflows of $53 million include $607 million of sales and maturities of marketable securities, offset by $12.8 million for capital expenditures and $372 million paid for the acquisition of B Medical. Financing activities for the three months ended December 31, 2022 include $500 million of outflows related to the accelerated share repurchase agreement. The effects of foreign exchange rate fluctuations reduced our cash balance by $50 million as of December 31, 2022.

Capital Resources

Share Repurchase Program

On September 29, 2015, our Board of Directors approved a share repurchase program for up to $50 million of our common stock, or the 2015 Repurchase Program. On November 4, 2022, our Board of Directors terminated the 2015 Repurchase Program and approved a new share repurchase program authorizing the repurchase of up to $1.5 billion of our common stock, or the 2022 Repurchase Program. Repurchases under the 2022 Repurchase Program may be made in the open market or through privately negotiated transactions (including under an accelerated share repurchase, or ASR, agreement), or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, legal requirements, and other factors. We are not obligated to acquire any particular amount of common stock under the 2022 Repurchase Program, and share repurchases may be commenced or suspended at any time at our discretion. As part of the 2022 Repurchase Program, we entered into an ASR agreement for the repurchase of up to $500 million of our common stock on November 23, 2022, and repurchased and retired 6.1 million shares. See Note 11, “Stockholders’ Equity” in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q for additional information about the ASR agreement.

Contractual Obligations and Requirements

At December 31, 2022, we had non-cancellable commitments of $65.4 million, comprised primarily of purchase orders for inventory of $38.7 million, and information technology related commitments of $26.7 million.

Off-Balance Sheet Arrangements

As of December 31, 2022, we had no obligations, assets or liabilities which would be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting investment return on our cash and cash equivalents, restricted cash and short-term and long-term investments and fluctuations in foreign currency exchange rates.

Interest Rate Exposure

Our cash and cash equivalents and restricted cash consist principally of money market securities that are short-term in nature. At December 31, 2022, our aggregate short-term and long-term investments were $828 million, consisting mostly of highly rated corporate debt securities and municipal securities. At December 31, 2022, we had $783 million amount of securities in an unrealized loss position. A hypothetical 100 basis point change in interest rates would result in an approximate $0.8 million change in interest income earned during the three months ended December 31, 2022.

On February 1, 2022, in connection with the completion of the sale of its semiconductor automation business, we used $49.7 million of the cash proceeds from the sale of the semiconductor automation business to extinguish the total remaining outstanding balance of our former term loan. We also closed our revolving credit facility of which had no borrowings. The term loan had a variable interest rate which subjected us to interest rate risk. Our primary interest rate risk exposure resulted from changes in the short-term LIBOR rate, the federal funds effective rate and the prime rate.

Currency Rate Exposure

We have transactions and balances denominated in currencies other than the functional currency of the transacting entity. Most of these transactions carrying foreign exchange risk are in Germany, the United Kingdom, and China. Sales in currencies other than the U.S. dollar were approximately 24% and 38% of our total sales, respectively, during the three months ended December 31, 2022 and 2021. These sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.

In the normal course of our business, we have liquid assets denominated in non-functional currencies which include cash, short-term advances between our legal entities and accounts receivable which are subject to foreign currency exposure. Such balances were approximately $102.8 million and $80.4 million, respectively, at December 31, 2022 and September 30, 2022, and primarily relate to the Euro, British Pound, and the Chinese yuan. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to mitigate our exposures to currency movement. We incurred foreign currency gains of $0.9 million and losses of $1.9 million during the three months ended December 31, 2022 and 2021, respectively, which related to the currency fluctuation on these balances between the time the transaction occurred and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at December 31, 2022 and 2021 would result in an approximate change of $1.4 million and less than $3.1 million, respectively, in our net income during the three months ended December 31, 2022 and 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, and pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the Company’s management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures are effective.

In October 2022, we acquired B Medical Systems S.á r.l. and its subsidiaries (“B Medical”). We are in the process of evaluating the existing controls and procedures of B Medical and integrating B Medical into our internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for a period of one year following the date on which the acquisition is completed, we have excluded B Medical’s internal control over financial reporting from our assessment of disclosure controls and procedures as of the end of the period covered by this report. The total assets and total revenues of B Medical represent 11% and 23%, respectively, of the related consolidated financial statement amounts as of and for the three months ended December 31, 2022. Refer to Note 5, “Business Combinations – Acquisition Completed in Fiscal Year 2023” in the Notes to the unaudited consolidated financial statements included in Item 1 “Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Change in Internal Controls. Except for the acquisition of B Medical noted above, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under Item 1A. Risk Factors in our 2022 Annual Report on Form 10-K. There have been no material changes from the risk factors disclosed in our 2022 Annual Report on Form 10-K. We may disclose changes to risk factors or additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (2) (3)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our (in millions) ($) (2) (3)
October 1 – 31, 2022	-	-	-	50
November 1 – 30, 2022	6,090,134	$57.47	6,090,134	$1,000
December 1 – 31, 2022	-	-	-	1,000
Total	6,090,134	$57.47	6,090,134	$1,000

(1)	On November 4, 2022, our Board of Directors approved a new share repurchase program authorizing the repurchase of up to $1.5 billion of our common stock, or the 2022 Repurchase Program, and terminated our previously authorized $50 million share repurchase program. On November 23, 2022, as part of the 2022 Repurchase Program, we entered into an accelerated share repurchase agreement, or the ASR Agreement, with JPMorgan Chase Bank, National Association, or the Dealer, for the repurchase of up to $500 million of our common stock. Approximately 6.1 million shares of common stock, representing approximately 70% of the total shares of common stock expected to be repurchased under the ASR Agreement were received by us and retired and the Average Price Paid Per Share is calculated based on 70% of the amount we initially paid under the ASR Agreement and the number of shares of common stock initially delivered to us. The total number of shares to be repurchased under the ASR Agreement, and the average price paid per share, will be determined at the settlement of the ASR Agreement and will be based on the average of the daily volume-weighted average price of our common stock during the term of the ASR Agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreement. See Note 11, “Stockholders’ Equity” in the Notes

to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q for additional information about the ASR Agreement.
(2)

Item 6. Exhibits

The following exhibits are included herein:

Exhibit No.	Description

10.1

Master Confirmation – Accelerated Stock Repurchase Transaction(s) dated November 23, 2022 by and between Azenta, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 23, 2022).

31.01	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets; (ii) the unaudited Consolidated Statements of Operations; (iii) the unaudited Consolidated Statements of Comprehensive Income; (iv) the unaudited Consolidated Statements of Cash Flows; (v) the unaudited Consolidated Statements of Changes in Stockholders Equity; and (vi) the Notes to the unaudited Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded in the iXBRL document.

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
Senior Vice President-Global Finance
(Principal Accounting Officer)