Form 10-Q
period 2023-03-31
Azenta, Inc.
filed 2023-05-10
CIK 933974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, May 8, 2023: common stock, $0.01 par value and 65,166,558 shares outstanding.

AZENTA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AZENTA, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	March 31,	September 30,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$667,365	$658,274
Short-term marketable securities	513,651	911,764
Accounts receivable, net of allowance for expected credit losses ($7,696 and $5,162, respectively)	167,960	163,758
Inventories	150,727	85,544
Derivative asset	1,278	124,789
Short-term restricted cash	4,021	382,596
Prepaid expenses and other current assets	80,732	132,621
Total current assets	1,585,734	2,459,346
Property, plant and equipment, net	215,301	154,470
Long-term marketable securities	266,176	352,020
Long-term deferred tax assets	490	1,169
Goodwill	790,494	513,623
Intangible assets, net	323,927	178,401
Other assets	67,692	57,093
Total assets	$3,249,814	$3,716,122
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$45,306	$38,654
Deferred revenue	46,048	39,748
Accrued warranty and retrofit costs	5,380	2,890
Accrued compensation and benefits	27,632	41,898
Accrued income taxes payable	5,228	28,419
Accrued expenses and other current liabilities	83,050	78,937
Total current liabilities	212,644	230,546
Long-term tax reserves	1,720	1,684
Long-term deferred tax liabilities	70,104	64,555
Long-term pension liabilities	280	261
Long-term operating lease liabilities	57,137	49,227
Other long-term liabilities	12,702	6,463
Total liabilities	354,587	352,736

Stockholders' equity
Preferred stock, $0.01 par value - 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value - 125,000,000 shares authorized, 82,602,702 shares issued and 69,147,387 shares outstanding at March 31, 2023, 88,482,125 shares issued and 75,020,256 shares outstanding at September 30, 2022	826	885
Additional paid-in capital	1,495,118	1,992,017
Accumulated other comprehensive loss	(38,870)	(83,916)
Treasury stock, at cost - 13,461,869 shares at March 31, 2023 and September 30, 2022	(200,956)	(200,956)
Retained earnings	1,639,109	1,655,356
Total stockholders' equity	2,895,227	3,363,386
Total liabilities and stockholders' equity	$3,249,814	$3,716,122

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AZENTA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Revenue
Products	$51,917	$49,449	$137,715	$95,318
Services	96,484	96,095	189,052	189,878
Total revenue	148,401	145,544	326,767	285,196
Cost of revenue
Products	40,009	24,953	94,108	49,475
Services	55,156	49,766	105,558	97,852
Total cost of revenue	95,165	74,719	199,666	147,327
Gross profit	53,236	70,825	127,101	137,869
Operating expenses
Research and development	8,520	6,896	16,056	13,381
Selling, general and administrative	73,339	67,915	165,891	128,626
Contingent consideration - fair value adjustments	(17,145)	600	(17,145)	600
Restructuring charges	1,499	122	2,961	295
Total operating expenses	66,213	75,533	167,763	142,902
Operating loss	(12,977)	(4,708)	(40,662)	(5,033)
Interest income	10,394	3,076	21,059	3,111
Interest expense	—	(1,555)	—	(2,010)
Loss on extinguishment of debt	—	(632)	—	(632)
Other income (expense)	(2,668)	(1,170)	(1,523)	(2,248)
Loss before income taxes	(5,251)	(4,989)	(21,126)	(6,812)
Income tax benefit	(3,260)	(3,173)	(7,900)	(7,853)
Income (loss) from continuing operations	(1,991)	(1,816)	(13,226)	1,041
Income (loss) from discontinued operations, net of tax	(2,936)	2,121,690	(2,936)	2,162,152
Net income (loss)	$(4,927)	$2,119,874	$(16,162)	$2,163,193
Basic net income (loss) per share:
Income (loss) from continuing operations	$(0.03)	$(0.02)	$(0.19)	$0.01
Income (loss) from discontinued operations, net of tax	(0.04)	28.31	(0.04)	28.90
Basic net income (loss) per share	$(0.07)	$28.28	$(0.23)	$28.91
Diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.03)	$(0.02)	$(0.19)	$0.01
Income (loss) from discontinued operations, net of tax	(0.04)	28.31	(0.04)	28.77
Diluted net income (loss) per share	$(0.07)	$28.28	$(0.23)	$28.79
Weighted average shares used in computing net income (loss) per share:
Basic	69,111	74,958	70,858	74,823
Diluted	69,111	74,958	70,858	75,145

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AZENTA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

Net income (loss)	$(4,927)	$2,119,874	$(16,162)	$2,163,193
Other comprehensive income (loss), net of tax:
Foreign currency translation reclassification adjustments included in income from discontinued operations (Note 2)	—	(16,567)	—	(16,567)
Net investment hedge currency translation adjustment, net of tax effects of ($4,531) and ($24,239) for the three and six months ended March 31, 2023 and net of tax effects of $3,524 for the three and six months ended March 31, 2022.	(13,133)	7,149	(70,260)	7,149
Foreign currency translation adjustments	33,850	(18,907)	111,264	(14,980)
Changes in unrealized gain on marketable securities, net of tax effects of $858 and $1,395 for the three and six months ended March 31, 2023 and net of tax effects of ($874) and ($874) for the three months and six months ended March 31, 2022.	2,487	(3,306)	4,042	(2,432)
Actuarial gains, net of tax effects of $0 and $0 during the three and six months ended March 31, 2023, $0 and $0 during the three and six months ended March 31, 2022	—	84	—	81
Total other comprehensive income (loss), net of tax	23,204	(31,547)	45,046	(26,749)
Comprehensive income (loss)	$18,277	$2,088,327	$28,884	$2,136,444

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AZENTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended
	March 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(16,162)	$2,163,193
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42,140	26,005
Stock-based compensation	6,096	7,230
Contingent consideration adjustment	(17,145)	600
Amortization of deferred financing costs	—	66
Amortization of premium on marketable securities and deferred financing costs	(5,284)	—
Deferred income taxes	(20,843)	11,054
Loss on extinguishment of debt	—	632
Purchase accounting impact on inventory	5,781	—
(Gain) loss on disposals of property, plant and equipment	31	(30)
Gain on divestiture, net of tax	—	(2,130,351)
Fees paid stemming from divestiture	—	(52,461)
Accounts receivable	23,925	(456)
Inventories	(11,504)	(55,033)
Accounts payable	(5,677)	(7,906)
Deferred revenue	3,625	5,215
Accrued warranty and retrofit costs	622	(198)
Accrued compensation and tax withholdings	(21,797)	10,875
Accrued restructuring costs	820	(113)
Other current assets and liabilities	(23,798)	(34,061)
Net cash used in operating activities	(39,170)	(55,739)
Cash flows from investing activities
Purchases of property, plant and equipment	(21,705)	(44,326)
Purchases of technology intangibles	—	(4,000)
Purchases of marketable securities	(233,584)	(1,074,428)
Sales and maturities of marketable securities	728,171	3,710
Proceeds from divestiture, net of cash transferred	—	2,927,245
Net Investment hedge settlement	29,313	—
Acquisitions, net of cash acquired	(387,665)	—
Net cash provided by investing activities	114,530	1,808,201
Cash flows from financing activities
Proceeds from issuance of common stock	—	3,461
Payments of financing costs	—	(312)
Principal payments on debt	—	(49,725)
Common stock dividends paid	—	(7,494)
Payment for contingent consideration related to acquisition	—	(9,400)
Payment of finance leases	(230)	—
Stock repurchase	(500,000)	—
Withholding tax payments on net share settlements on equity awards	(4,906)	—
Net cash used in financing activities	(505,136)	(63,470)
Effects of exchange rate changes on cash and cash equivalents	60,355	(25,372)
Net decrease in cash, cash equivalents and restricted cash	(369,421)	1,663,620
Cash, cash equivalents and restricted cash, beginning of period	1,041,296	285,333
Cash, cash equivalents and restricted cash, end of period	$671,875	$1,948,953
Supplemental disclosures:
Cash paid for income taxes, net	35,286	20,782
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
	March 31,	September 30,
	2023	2022
Cash and cash equivalents of continuing operations	$667,365	$658,274
Short-term restricted cash	4,021	382,596
Long-term restricted cash included in other assets	489	426
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$671,875	$1,041,296

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AZENTA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(In thousands, except share data)

		Common		Accumulated
	Common	Stock at	Additional	Other	Retained Earnings
	Stock	Par	Paid-In	Comprehensive	(Accumulated	Treasury	Total
	Shares	Value	Capital	Income (Loss)	Deficit)	Stock	Equity

	(In thousands, except share data)
Balance December 31, 2022	82,515,917	$824	$1,489,554	$(62,074)	$1,644,041	$(200,956)	$2,871,389
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	86,785	—	1,573	—	—	—	1,573
Retirement of treasury shares		2					2
Stock-based compensation	—	—	3,991	—	—	—	3,991
Net investment hedge currency translation adjustment, net of tax effect of ($4,531)	—	—	—	(13,133)	—	—	(13,133)
Foreign currency translation adjustments	—	—	—	33,850	—	—	33,850
Changes in unrealized gains on marketable securities, net of tax effect of $858	—	—	—	2,487	—	—	2,487
Net income (loss)	—	—	—	—	(4,927)	—	(4,927)
Other	—	—	—	—	(5)	—	(5)
Balance March 31, 2023	82,602,702	$826	$1,495,118	$(38,870)	$1,639,109	$(200,956)	$2,895,227

Balance December 31, 2021	88,375,410	$884	$1,977,571	$24,149	$(434,225)	$(200,956)	$1,367,423
Shares issued under restricted stock and purchase plans, net	74,673	1	3,460	—	—	—	3,461
Stock-based compensation	—	—	5,765	—	—	—	5,765
Net investment hedge currency translation adjustment, net of tax effect of $3,524	—	—	—	7,149	—	—	7,149
Foreign currency translation adjustments reclassed out of accumulated other comprehensive income related to discontinued operations				(16,567)			(16,567)
Foreign currency translation adjustments	—	—	—	(18,907)	—	—	(18,907)
Changes in unrealized gains on marketable securities, net of tax effects of ($874)				(3,306)			(3,306)
Actuarial losses, net of tax effects of $0	—	—	—	84	—	—	84
Net income	—	—	—	—	2,119,874	—	2,119,874
Balance March 31, 2022	88,450,083	$885	$1,986,796	$(7,398)	$1,685,649	$(200,956)	$3,464,976

Balance September 30, 2022	88,482,125	$885	$1,992,017	$(83,916)	$1,655,356	$(200,956)	$3,363,386
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	210,711	—	1,573	—	—	(4,629)	(3,056)
Accelerated share repurchase	(6,090,134)	—	—	—	—	(500,000)	(500,000)
Retirement of treasury shares	—	(59)	(504,568)	—	—	504,629	2
Stock-based compensation	—	—	6,096	—	—	—	6,096
Net income (loss)	—	—	—	—	(16,162)	—	(16,162)
Net investment hedge currency translation adjustment, net of tax effect of ($24,239)	—	—	—	(70,260)	—	—	(70,260)
Foreign currency translation adjustments	—	—	—	111,264	—	—	111,264
Changes in unrealized losses on marketable securities, net of tax effect of $1,395	—	—	—	4,042	—	—	4,042
Other	—	—	—	—	(85)	—	(85)
Balance March 31, 2023	82,602,702	$826	$1,495,118	$(38,870)	$1,639,109	$(200,956)	$2,895,227

Balance September 30, 2021	87,808,922	$878	$1,976,112	$19,351	$(470,051)	$(200,956)	$1,325,334
Shares issued under restricted stock and purchase plans, net	641,161	7	3,455	—	—	—	3,462
Stock-based compensation	—	—	7,229	—	—	—	7,229
Common stock dividends declared, at $0.10 per share	—	—	—	—	(7,493)	—	(7,493)
Net investment hedge currency translation adjustment, net of tax effect of $3,524	—	—	—	7,149	—	—	7,149
Foreign currency translation adjustments reclassed out of accumulated other comprehensive income related to discontinued operations	—	—	—	(16,567)	—	—	(16,567)
Foreign currency translation adjustments	—	—	—	(14,980)	—	—	(14,980)
Changes in unrealized losses on marketable securities, net of tax effects of ($874)	—	—	—	(2,432)	—	—	(2,432)
Actuarial losses, net of tax effects of $0	—	—	—	81	—	—	81
Net income	—	—	—	—	2,163,193	—	2,163,193
Balance March 31, 2022	88,450,083	$885	$1,986,796	$(7,398)	$1,685,649	$(200,956)	$3,464,976

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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2023, and its results of operations for the three months and six months ended March 31, 2023 and 2022, and cash flows for the six months ended March 31, 2023 and 2022, respectively. The consolidated balance sheet at September 30, 2022 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements

Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission for the fiscal year ended September 30, 2022 (the “2022 Annual Report on Form 10-K”).

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

The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, including results of operations and financial condition will depend on future developments that are highly uncertain. This includes results from new information that may emerge concerning COVID-19 and any actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The Company has made estimates of the impact of COVID-19 within the analysis of its financial statements.

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

Foreign Currency Translation

Certain transactions of the Company and its subsidiaries are denominated in currencies other than their functional currency. Foreign currency exchange gains (losses) generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other income (expenses)” in the Company’s Consolidated Statements of Operations. Net foreign currency transaction and remeasurement losses were $0.9 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively. Net foreign currency transaction and remeasurement losses were $0.8 million and $3.2 million during the six months ended March 31, 2023 and 2022, respectively.

The determination of the functional currency of the Company’s subsidiaries is based on their financial and operational environment and is the local currency of the Company’s foreign subsidiaries. The subsidiaries’ assets and liabilities are translated into the reporting currency at period-end exchange rates, while revenue, expenses, gains and losses are translated at the average exchange rates during the period. Gains and losses from foreign currency translations are recorded in “Accumulated other comprehensive income (loss)” in the Company’s Consolidated Balance Sheets and presented as “Foreign currency translation adjustments” in the Company’s Consolidated Statements of Comprehensive Income (Loss).

Derivative Financial Instruments

The Company has transactions and balances denominated in currencies other than the functional currency of the transacting entity. Most of these transactions carry foreign exchange risk in Germany, the United Kingdom and China. The Company enters into foreign exchange contracts to reduce its exposure to currency fluctuations. The arrangements typically mature in three months or less and they do not qualify for hedge accounting. Net gains and losses related to these contracts are recorded as a component of “Other income (expenses)” in the accompanying unaudited Consolidated Statements of Operations and are as follows for the three and six months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Realized gains (losses) on derivatives not designated as hedging instruments	$(533)	$1,125	$(2,112)	$1,054

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

Hedging Activities

On February 1, 2022, the Company entered into a cross-currency swap agreement to hedge the variability of exchange rate impacts between the U.S. dollar and the Euro. Under the terms of the cross-currency swap agreement, the Company notionally exchanged approximately $1.03 billion for approximately €915 million at a weighted average interest rate of approximately 1.196%. The designated notional amount is $960 million and the actual interest rate is 1.283%. The 1.283% rate was in the range of the market value for that day and is the true interest rate on the notional amount. The Company designated the cross-currency swap as a hedge of net investments against one of our Euro denominated subsidiaries which requires an exchange of the notional amounts at maturity. At the maturity of the cross currency-swap on February 1, 2023, the Company delivered a notional amount of €852 million and received a notional amount of $960 million at an exchange rate of 1.1261, which includes realization of a gain of $29.3 million, which was recorded in “Accumulated other comprehensive income (loss)”.

On February 1, 2023, the Company entered into another cross-currency swap agreement to hedge the variability of exchange rate impacts between the U.S. dollar and the Euro. Under the terms of the cross-currency swap agreement, the Company notionally exchanged approximately $436 million for approximately €400 million at a weighted average interest rate of approximately 1.66%. The Company designated the cross-currency swap as a hedge of net investments against one of its Euro denominated subsidiaries, which requires an exchange of the notional amounts at maturity on February 1, 2024.

The cross-currency swaps are marked to market at each reporting period, representing the fair values of the cross-currency swap and any changes in fair value are recognized as a component of “Accumulated other comprehensive items, net,” on the Consolidated Statements of Comprehensive Income (Loss). Interest accrued on the cross-currency swap is recorded within “Interest income” on the Consolidated Statements of Operations. For the three and six months ended March 31, 2023, the Company recorded a net loss of $13.1 and $70.3 million, respectively to “Accumulated other comprehensive income (loss)” and recorded “Interest income” of $2.2 million and $5.3 million on these instrument for the three and six months ended March 31, 2023, respectively.

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

Accounts Receivable and Allowance for Expected Credit Losses and Sales Returns

Trade accounts receivable do not bear interest and are recorded at the invoiced amount. The Company maintains an allowance for expected credit losses representing its best estimate of expected credit losses related to its existing accounts receivable and their net realizable value. The Company determines the allowance based on a number of factors, including an evaluation of customer credit worthiness, the age of the outstanding receivables, economic trends, historical experience and other information over the payment periods. The Company reviews and adjusts the allowance for expected credit losses on a quarterly basis. Accounts receivable balances are written off against the allowance for expected credit losses when the Company determines that the balances are not recoverable. Provisions for expected credit losses are recorded in “Selling, general and administrative” expenses in the Consolidated Statements of Operations. The Company determines the allowance for sales returns based on its best estimate of expected customer returns. Provisions for sales returns are recorded in “Revenue” in the Consolidated Statements of Operations. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. The ASUs provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The provisions of the ASUs are only available until December 31, 2022, when the reference rate replacement activity was expected to be completed. There were no significant accounting impacts on the Company’s consolidated financial statements and related disclosures as a result of the adoption of these ASU’s. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” extending the relief offered in this series of ASUs through December 31, 2024. We have not adopted this guidance yet.

Recently Adopted Accounting Pronouncements

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) – Disclosures by Business Entities about Government Assistance. The amendment in this ASU requires disclosures to increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. This ASU is effective for annual periods beginning after December 15, 2021. The Company will adopt the provisions of this ASU in fiscal 2023.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The standard should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company adopted the guidance during the first quarter of fiscal year 2022. The impact of the adoption of this ASU is immaterial to the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715, Compensation – Retirement Benefits to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The amendments require additional disclosure for the weighted-average interest crediting rates, a narrative description of the reasons for significant gains and losses, and an explanation of any other significant changes in the benefit obligation or plan assets. The amendment removes disclosure requirements for accumulated other comprehensive income or loss expected to be recognized over the next year, information about plan assets to be returned to the entity, and the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost, and the benefit obligation for postretirement health care benefits. The ASU is effective for fiscal years ending after December 15, 2020. Early adoption was permitted. The ASU does not amend the interim disclosure requirements of ASC 715-20. The Company adopted the provisions of this ASU in the first quarter of fiscal 2022. There is no significant accounting impact on the Company’s consolidated financial statements and related disclosures as a result of the adoption of this ASU.

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

3. Discontinued Operations

Disposition of the Semiconductor Automation Business

On September 20, 2021, the Company entered into a definitive agreement to sell its semiconductor automation business to Thomas H. Lee Partners, L.P. (“THL”) and the Company determined that the semiconductor automation business met the criteria to be classified as a discontinued operation and, as a result, its historical financial results are reflected in the Company’s financial statements as a discontinued operation, and assets and liabilities were classified as assets and liabilities held for sale. On February 1, 2022, the Company completed the sale of the semiconductor automation business for $2.9 billion in cash. As part of the transaction, the Company recorded an $18.1 million liability related to retention bonuses and cash settled stock-based awards for former employees of the Company that were conveyed with the transaction. The Company paid $0.6 million of these payments during the year ended September 30, 2022 and remitted the remaining payments to THL in November 2022, and THL directly paid the Company’s former employees. Following the completion of the sale, the Company no longer serves the semiconductor market.

In connection with the closing of the sale, the Company and THL entered into a transition services agreement, to which both the Company and THL will provide each other with certain transition services related to finance and accounting, information technology, human resources, compliance, facilities, legal and research and development support, for time periods ranging from three to 24 months. In addition, the Company entered into two separate lease agreements for leases back to the Company for portions of the facilities that previously served as its corporate headquarters in Chelmsford, Massachusetts, and were sold to THL as part of the sale agreement. Each lease provides for a term of 24 months, which may be terminated earlier by the Company upon 90 days’ notice to THL. As of March 31, 2023, one lease is still in effect. The transition services agreement and lease agreements approximate fair value and there is no material impact to the Company’s results.

The following table presents the financial results of discontinued operations with respect to the semiconductor automation business (in thousands).

	Three Months Ended March 31,	Six Months Ended March 31,
	2022	2022
Revenue
Products	$56,722	$244,962
Services	4,038	19,468
Total revenue	60,760	264,430
Cost of revenue
Products	33,568	141,165
Services	2,850	11,159
Total cost of revenue	36,418	152,324
Gross profit	24,342	112,106
Operating expenses
Research and development	4,746	18,486
Selling, general and administrative	7,466	30,142
Total operating expenses	12,212	48,628
Operating income	12,130	63,478
Gain on divestiture	2,561,420	2,561,374
Income before income taxes	2,573,550	2,624,852
Income tax provision	451,860	462,700
Net income from discontinued operations	$2,121,690	$2,162,152

During the three months ended March 31, 2023, the Company recorded a $0.4 million loss on divestiture.

The following table presents the significant non-cash items and capital expenditures for the discontinued operations with respect to the semiconductor automation business that are included in the Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,	Six Months Ended March 31,
	2022	2022
Depreciation and amortization	$-	$-
Capital expenditures	$579	$2,862
Stock-based compensation	$3,109	$8,032

Disposition of the Semiconductor Cryogenics Business

During the three months ended March 31, 2023, the Company recorded a $2.5 million loss on divestiture of the Semiconductor Cryogenics business, due to the accrual of a liability related to a claim.

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

Unrealized gains and losses are excluded from earnings and reported as a separate component of “Accumulated other comprehensive income (loss)” in the accompanying unaudited Consolidated Balance Sheets until the security is sold or matures. Gains or losses realized from sales of marketable securities are computed based on the specific identification method and recognized as a component of “Other income (expenses)” in the accompanying unaudited Consolidated Statements of Operations. The Company had sales and maturities of marketable securities of $121.0 million and $728.2 million in the three and six months ended March 31, 2023, respectively. There were insignificant sales and maturities of marketable securities in each of the three and six months ended March 31, 2022, respectively. There were insignificant realized gain or loss in each of the three and six months ended March 31, 2023 and 2022.

The following is a summary of the amortized cost and the fair value, including accrued interest receivable as well as unrealized gains (losses) on the short-term and long-term marketable securities as of March 31, 2023 and September 30, 2022 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
March 31, 2023:
U.S. Treasury securities and obligations of U.S. government agencies	$435,258	$(3,672)	$31	$431,617
Bank certificates of deposits	10,355	(187)	1	10,169
Corporate securities	341,868	(5,370)	—	336,498
Municipal securities	1,544	(1)	—	1,543
	$789,025	$(9,230)	$32	$779,827
September 30, 2022:
U.S. Treasury securities and obligations of U.S. government agencies	$804,774	$(6,163)	$21	$798,632
Bank certificates of deposits	8,335	(158)	1	8,178
Corporate securities	406,270	(8,113)	—	398,157
Municipal securities	59,043	(226)	—	58,817
	$1,278,422	$(14,660)	$22	$1,263,784

The fair values of the marketable securities by contractual maturities at March 31, 2023 are presented below (in thousands):

	Amortized
	Cost	Fair Value
Due in one year or less	$515,364	$513,652
Due after one year through five years	270,591	263,105
Due after five years through ten years	—	—
Due after ten years	3,070	3,070
Total marketable securities	$789,025	$779,827

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

Acquisitions Completed in Fiscal Year 2023

Ziath Ltd

On February 2, 2023, the Company acquired Ziath Ltd and its subsidiaries (‘Ziath’). Based in Cambridge, United Kingdom, Ziath is a leading provider of 2D barcode readers for life sciences applications. Founded in 2005, Ziath’s innovative 2D barcode readers are a key component of the laboratory automation workflow serving pharmaceutical, biotech and academic customers worldwide. Ziath will enhance the Company’s offerings which support the entire lifecycle of sample management – from specimen collection to sample registration, storage and processing. The acquisition was completed for a purchase price of $16 million, net of cash acquired and the acquired business will be included in the Life Sciences Products segment.

The preliminary allocation of the consideration included $12 million of goodwill, $4.1 million of technology, $1.1 million of deferred tax liability, $0.6 million of customer relationships, $0.3 million of trademarks, and several other assets and liabilities. The weighted average life of completed technology is 10 years, customer relationships is 13 years, and trademarks is 13 years. The goodwill represents the Company’s ability to provide a differentiated technology enabling high-throughput scanning of varied formats of consumables. The goodwill is not expected to be deductible for income tax purposes.

The Company did not present a pro forma information summary for its consolidated results of operations for the acquisitions because such results were immaterial.

B Medical Systems S.á r.l.

On October 3, 2022, the Company acquired B Medical Systems S.á r.l. and its subsidiaries ("B Medical"), for a purchase price of approximately $432.2 million including contingent consideration, which the Company estimated the fair value to be $17 million as of the measurement date. B Medical is a market leader in temperature-controlled storage and transportation solutions that enables the delivery of life-saving treatments to more than 150 countries worldwide. B Medical’s results of operations are reported in the Company’s Life Sciences Products reportable segment from the date of acquisition. The Company paid a total initial cash purchase price at closing of $424 million, as adjusted for cash acquired and other items pursuant to the acquisition agreement. B Medical Systems Holdings S.A (the “Seller”) is eligible to earn up to approximately €50 million in contingent consideration based upon achievement of certain financial metrics by B Medical and its subsidiaries. Included in the purchase price, the Company repaid B Medical’s outstanding debt of $43.1 million prior to September 30, 2022 which was classified in prepaid assets as of September 30, 2022. In addition, as of September 30, 2022, the Company had recorded $381 million in short-term restricted cash, which was reserved to complete the acquisition on October 3, 2022.

The contingent consideration payment is based on achievement of certain revenue targets over the one-year period from October 3, 2022 to September 30, 2023. Pursuant to ASC 805, Business Combinations (“ASC 805”), the Company recorded its estimate of the fair value of the contingent consideration liability utilizing the Monte Carlo simulation based on future revenue projections, revenue growth rates of comparable companies, implied volatility and applying a risk adjusted discount rate. Each quarter, the Company is required to remeasure the fair value of this liability as assumptions change over time and any resulting adjustments in the fair value of this liability are recorded in “Operating expenses” in the Company’s Consolidated Statements of Operations. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level 3 measurement as defined in ASC 820. This fair value measurement is directly impacted by the Company’s estimate of future incremental revenue growth of the business. Accordingly, if actual revenue growth is higher or lower than the estimates within the fair value measurement, the

Company would record additional charges or gains. As of March 31, 2023, the contingent consideration liability was $1.4 million, as compared to $18.5 million as of December 31, 2022.

The total purchase price was allocated to B Medical’s tangible and identifiable intangible assets and liabilities based on the estimated fair values as of October 3, 2022, as set forth below:

Fair Value of
Assets and
Liabilities
Accounts receivable	19,549
Inventory	49,497
Other assets	10,769
Property plant and equipment	54,149
Identifiable Intangible Assets:
Completed technology	100,600
Trademarks	5,500
Customer relationships	36,700
Backlog	600
Other liabilities	(31,080)
Deferred income taxes, net	(42,974)
Goodwill	228,851
Total purchase price, net of cash acquired	$432,160

During the three months ended March 31, 2023, the purchase price, net of cash acquired, remains the same. The Company recorded adjustments which resulted in a net increase to goodwill of $9.8 million. These adjustments include a $1.0 million decrease to property, plant and equipment, a $0.4 million increase to intangible assets, a $9.6 million decrease to other assets, a $0.2 million decrease to inventory and a $0.6 increase in deferred revenue.

In performing the preliminary purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of B Medical’s business. The allocation of the purchase price is preliminary as the Company continues to gather information supporting the acquired assets and liabilities. As part of the purchase price allocations, the Company determined the identifiable intangible assets were completed technology, trademarks, customer relationships and backlog. The fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using a 13% rate. The cash flows were based on estimates used to price the transaction, and the discount rate applied was benchmarked with references to the implied rate of return from the transaction and the weighted average cost of capital. The weighted average life of completed technology is 10 years, customer relationships is 16 years, trademarks is 5 years and backlog is 1 year. The intangible assets acquired are amortized over their respective weighted average life using methods that approximate the pattern in which the economic benefits are expected to be realized. The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. Goodwill of $228.8 million largely reflects the potential expansion of the Company's cold chain capabilities by adding differentiated solutions for reliable and traceable transport of temperature-controlled specimens in the Company's Life Sciences Products reportable segment. The goodwill is not expected to be deductible for income tax purposes.

The revenues from B Medical included in the Company's consolidated results for the three and six months ended March 31, 2023 were $15.1 million and $57.3 million, respectively. The net loss from B Medical included in the Company's consolidated results for the three and six months ended March 31, 2023 were $10.4 million and $13.0 million, respectively. The Company incurred $8.9 million in transaction costs related to the acquisition of which $0.2 million was incurred during the three months ended March 31, 2023.

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

	Three Months Ended, March 31,		Six Months Ended, March 31,
	2023	2022	2023	2022

Revenue	$148,401	$178,812	$326,767	$357,433
Net (loss) income	(3,233)	$2,117,936	(9,078)	2,150,720

To present our consolidated results of operations as if the acquisition had taken place on October 1, 2021, the unaudited pro forma earnings for the three months and six months ended March 31, 2022 have been adjusted to include the following additional expenses related o the acquisition: $6.4 million and $12.7 million, respectively, of property, plant and equipment, inventory, and intangible asset step-up depreciation and amortization expense. Non-recurring acquisition related items and significant GAAP adjustments included in the three months and six months ended March 31, 2022 include $8.7 million and $8.9 million, respectively, of transactions costs, $5.4 million and $5.7 million of reversal of debt interest expense, and $1.4 million and $1.6 million expensed as a reversal of research and development capitalization. The unaudited pro forma earnings for the three months and six months ended March 31, 2023 have been adjusted to include the following additional expenses related to the acquisition: $2.7 million and $5.4 million, respectively, of property, plant and equipment, inventory, and intangible asset step-up depreciation and amortization expense and non-recurring acquisition of $0.3 million and $4.9 million related to transaction costs. The pro forma information does not include any anticipated cost savings or other effects of the integration of B Medical. Accordingly, the unaudited pro forma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations

Acquisition Completed in Fiscal Year 2022

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

Application of the goodwill impairment test requires significant judgment based on market and operational conditions at the time of the evaluation, including management’s best estimate of future business activity and the related estimates of future cash flows from the assets and the reporting units that include the associated goodwill. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then current fair market values. Future business conditions and/or activity could differ materially from the projections made by management which could result in impairment charges.

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

In accordance with ASC 350, Intangibles-Goodwill and Other (“ASC 350”), the Company first assesses qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company determines, based on this assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying value, it performs a quantitative goodwill impairment test by comparing the reporting unit’s fair value with its carrying value. An impairment loss is recognized for the amount by which the reporting unit’s carrying value exceeds its fair value, up to the total amount of goodwill allocated to the reporting unit.

We determine fair values of our reporting units based on an income approach in accordance with the discounted cash flow method, or DCF Method. The DCF Method is based on projected future cash flows and terminal value estimates discounted to their present values. Terminal value represents the present value an investor would pay on the valuation date for the rights to the cash flows of the business for the years subsequent to the discrete cash flow projection period. We consider the DCF Method to be the most appropriate valuation technique since it is based on management’s long-term financial projections. In addition to determining the fair value of our reporting units based on the DCF Method, we also compare the aggregate values of our net corporate assets and reporting unit fair values to our overall market capitalization and use certain market-based valuation techniques to assess the reasonableness of the reporting unit fair values determined in accordance with the DCF Method. The key inputs used in the DCF Method include revenue growth rates, gross margin percentage, selling, general and administrative expense percentage and discount rates that are at or above our weighted average cost of capital. We derive discount rates that are commensurate with the risks and uncertainties inherent in the respective reporting units and our internally developed projections of future cash flows.

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

In the second quarter of 2023, as part of the Company’s routine long-term planning process, the Company assessed several events and circumstances that could affect the significant inputs used to determine the fair value of its reporting units, including updates to forecasted margins and cash flows, and the overall change in the economic climate since our last impairment assessment. The Company considered the impairment indicators as described in ASC 350 and determined it appropriate to perform a quantitative assessment of both its reporting units as of March 31, 2023. The estimated fair value of the Life Sciences Services and Life Sciences Products reporting units exceeded their respective carrying values by approximately 24% and 17%, respectively as of March 31, 2023. Therefore, the Company concluded that there was no impairment to goodwill.

In the event the financial performance of either of the reporting units does not meet our expectations in the future, we experience a prolonged macroeconomic or market downturn, declines in our stock price, or there are other negative revisions to key assumptions used in our DCF Method, we may be required to perform additional impairment analyses and could be required to recognize an impairment charge.

Please refer to Note 8, "Goodwill and Intangible Assets" to the Company's consolidated financial statements included in the 2022 Annual Report on Form 10-K for further information on the goodwill impairment testing performed during fiscal year 2022.

The changes in the Company’s goodwill by reportable segment for the six months ended March 31, 2023 are as follows (in thousands):

	Life Sciences	Life Sciences
	Products	Services	Total
Balance, at September 30, 2022	$154,612	$359,011	$513,623
Acquisitions	228,851	—	228,851
Currency translation adjustments	47,998	22	48,020
Balance, at March 31, 2023	$431,461	$359,033	$790,494

During the six months ended March 31, 2023, the Company recorded goodwill related to the B Medical and Ziath acquisitions of $228.9 million and an increase in goodwill of $48.0 million related to foreign currency translation adjustments.

The components of the Company’s identifiable intangible assets as of March 31, 2023 and September 30, 2022 are as follows (in thousands):

	March 31, 2023			September 30, 2022
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Patents	$8,996	$8,911	$85	$1,225	$1,106	$119
Completed technology	258,146	85,726	172,420	99,525	37,991	61,534
Trademarks and trade names	8,848	2,865	5,983	400	41	359
Non-competition agreements	731	553	178	681	439	242
Customer relationships	321,024	176,432	144,592	246,949	130,802	116,147
Other intangibles	896	227	669	202	202	—
	$598,641	$274,714	$323,927	$348,982	$170,581	$178,401

During the six months ended March 31, 2023, the Company recorded intangible assets related to the B Medical and Ziath acquisitions of $150.3 million.

Amortization expense for intangible assets was $12.4 million and $7.9 million, respectively, for the three months ended March 31, 2023 and 2022. Amortization expense for intangible assets was $24.0 million and $15.9 million, for the six months ended March 31, 2023 and 2022, respectively.

Estimated future amortization expense for the intangible assets for the remainder of fiscal year 2023, the subsequent four fiscal years and thereafter is as follows (in thousands):

2023	$24,217
2024	50,542
2025	49,151
2026	45,754
2027	37,573
Thereafter	116,690
Total	$323,927

7. Leases

The Company has operating leases for real estate and non-real estate and finance leases for non-real estate in North America, Europe, and Asia. Non-real estate leases are primarily related to vehicles and office equipment. Lease expiration dates range between 2023 and 2042.

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022

Operating lease costs	$3,086	$2,389	$6,150	$4,560
Finance lease costs:
Amortization of assets	151	54	242	129
Interest on lease liabilities	9	2	13	5
Total finance lease costs	160	56	255	134
Variable lease costs	-	755	2	1,272
Short-term lease costs	226	364	410	718
Sublease income	(2)	-	(4)	-
Total lease costs	$3,470	$3,564	$6,813	$6,684

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	March 31, 2023	September 30, 2022
Operating Leases:
Operating lease right-of-use assets	$63,122	$54,059

Accrued expenses and other current liabilities	$8,778	$6,924
Long-term operating lease liabilities	57,137	49,227
Total operating lease liabilities	$65,915	$56,151

Finance Leases:
Property, plant and equipment, at cost	$4,010	$2,476
Accumulated amortization	(2,504)	(2,276)
Property, plant and equipment, net	$1,506	$200

Accrued expenses and other current liabilities	$543	$96
Other long-term liabilities	1,129	98
Total finance lease liabilities	$1,672	$194

Weighted average remaining lease term (in years):
Operating leases	10.10	10.82
Finance leases	3.46	2.19

Weighted average discount rate:
Operating leases	4.04%	3.93%
Finance leases	2.44%	1.29%

Supplemental cash flow information related to leases was as follows (in thousands, unaudited):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$2,631	$1950	$5,200	$3,599
Operating cash flows from finance leases	9	1	13	4
Financing cash flows from finance leases	139	127	226	312

ROU assets obtained in exchange for lease liabilities:
Operating leases	$7,230	$7,327	$6,464	$7,490
Finance leases	270	-	1,060	-

Future lease payments for operating and finance leases as of March 31, 2023 were as follows for the remainder of fiscal year 2023, the subsequent four fiscal years and thereafter (in thousands):

	Finance Leases	Operating Leases

2023	$298	$5,779
2024	540	10,613
2025	450	10,316
2026	308	7,974
2027	135	7,552
Thereafter	17	39,860
Total future lease payments	1,748	82,094
Less imputed interest	(76)	(16,179)
Total lease liability balance	$1,672	$65,915

As of March 31, 2023, the Company did not have significant leases that have not commenced or not recorded in the accompanying unaudited Consolidated Balance Sheets.

8. Income Taxes

The Company recorded an income tax benefit of $3.3 million and $7.9 million, respectively during the three and six months ended March 31, 2023. The tax benefit for the three months ended March 31, 2023 was primarily driven by the pre-tax loss from operations during the period. The tax benefit for the six months ended March 31, 2023 was primarily driven by the pre-tax loss from operations and a $1.4 million deferred tax benefit resulting from the extension of a tax incentive in China. The effective tax rates for the three and six months ended March 31, 2023 are substantially higher than statutory rates. The effective rates are driven higher than statutory rates by the discrete tax benefit in China noted above and the fair value adjustment of the contingent consideration related to the B Medical acquisition. The contingent consideration generated $17.1 million of pre-tax income that is not subject to income taxes, therefore, the tax benefit is being driven by a tax loss that is significantly higher than the book loss for these periods. The effective tax rate on a six-month basis without these discrete events is slightly higher than average statutory tax rates due to the jurisdictional mix of income with losses being generated in higher tax jurisdictions and income being generated in lower jurisdictions.

The Company recorded an income tax benefit of $3.2 million and $7.9 million, respectively, during the three and six months ended March 31, 2022. The tax benefit for the three months ended March 31, 2022 was primarily driven by the benefit on loss from operations during the period. The tax benefit for the six months ended March 31, 2022 was increased by a $4.5 million discrete stock compensation windfall benefit for tax deductions that exceeded the associated book compensation expense. The tax benefit for the six months ended March 31, 2022 was partially offset by a $0.6 million charge to increase the deferred tax liability to reflect a change in the blended state income tax rate that results from the sale of the semiconductor business assets. The effective tax rates for the three and six months ended March 31,

2022 were significantly higher than the statutory rates. The higher effective rates were driven by the tax benefit on the stock compensation deduction and near break-even pre-tax losses of $1.8 million and $5.0 million, respectively, in the 2023 periods.

The Company evaluates the realizability of its deferred tax assets by tax-paying component and assesses the need for a valuation allowance on an annual and a quarterly basis. The Company evaluates the profitability of each tax-paying component on a historical cumulative basis and a forward-looking basis in the course of performing this analysis. The Company maintains a U.S. valuation allowance related to the realizability of certain state tax credits and state net operating loss carry-forwards, as well as a valuation allowance against net deferred tax assets on certain foreign tax-paying components as of March 31, 2023. The Company has generated recent pre-tax tax losses but is in an overall deferred tax liability position where future taxable temporary differences are sufficient to offset future deductible temporary differences. The Company continues to monitor historical cumulative income and may record an adjustment to the valuation allowance if there is a shift to the deferred tax asset position in a future period.

The Company maintains liabilities for unrecognized tax benefits. These liabilities involve judgment and estimation, and they are monitored based on the best information available. The Company recognizes interest related to unrecognized tax benefits as a component of the income tax provision or benefit. The Company recognized minimal interest expense related to its unrecognized tax benefits during the three and six months ended March 31, 2023.

The Company is subject to U.S. federal, state, local and foreign income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which it files.

In the normal course of business, the Company is subject to income tax audits in various global jurisdictions in which it operates. The years subject to examination vary for the U.S. and international jurisdictions, with the earliest tax year being 2017. Based on the outcome of these examinations or the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the Company’s Consolidated Balance Sheets. The Company currently anticipates that it is reasonably possible that the unrecognized tax benefits and accrued interest on those benefits will be reduced by $1.4 million in the next twelve months due to statute of limitations expirations. These unrecognized tax benefits would impact the effective tax rate if recognized.

9. Other Balance Sheet Information

The following is a summary of accounts receivable at March 31, 2023 and September 30, 2022 (in thousands):

	March 31,	September 30,
	2023	2022
Accounts receivable	$175,656	$168,920
Less allowance for expected credit losses	(7,696)	(5,162)
Accounts receivable, net	$167,960	$163,758

The allowance for expected credit losses for the six months ended March 31, 2023 and fiscal year ended September 30, 2022 (in thousands):

	Balance at		Reversals of	Write-	Balance at
	Beginning of		Bad Debt	offs and	End of
Description	Period	Provisions	Expense	Adjustments	Period
Six months ended March 31, 2023 allowance for expected credit losses	$5,162	4,858	(2,254)	$(70)	$7,696
Fiscal year 2022 allowance for expected credit losses	4,318	3,020	(2,510)	$(414)	4,414

The following is a summary of inventories at March 31, 2023 and September 30, 2022 (in thousands):

	March 31,	September 30,
	2023	2022
Inventories
Raw materials and purchased parts	$71,912	$39,685
Work-in-process	5,065	4,816
Finished goods	73,750	41,043
Total inventories	$150,727	$85,544

Reserves related to write downs or adjustments of inventory to net realizable value were $4.1 million and $4.1 million, respectively, at March 31, 2023 and September 30, 2022.

At March 31, 2023 and September 30, 2022, the Company had cumulative capitalized direct costs of $28.7 million and $26.9 million, respectively, associated with the development of software for its internal use. As of March 31, 2023, this balance included $10.2 million associated with software assets that are still in the development stage and not yet placed in service. During the three and six months ended March 31, 2023, the Company capitalized direct costs associated with the development of software for its internal use of $0.7 million and $1.8 million, respectively, as compared to $0.8 million and $1.3 million, respectively, during the corresponding period of the prior fiscal year.

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

The following is a summary of product warranty and retrofit activity on a gross basis for the three and six months ended March 31, 2023 and 2022 (in thousands):

Activity -Three Months Ended March 31, 2023
Balance				Balance
December 31,				March 31,
2022	Adjustments for Acquisitions	Accruals	Costs Incurred	2023
$5,179	—	$1,222	$(1,021)	$5,380

Activity -Three Months Ended March 31, 2022
Balance				Balance
December 31,				March 31,
2021	Adjustments for Acquisitions	Accruals	Costs Incurred	2022
$2,342	—	$539	$(390)	$2,491

Activity -Six Months Ended March 31, 2023
Balance				Balance
September 30,				March 31,
2022	Adjustments for Acquisitions	Accruals	Costs Incurred	2023
$2,890	2,303	$1,529	$(1,342)	$5,380

Activity -Six Months Ended March 31, 2022
Balance				Balance
September 30,				March 31,
2021	Adjustments for Acquisitions	Accruals	Costs Incurred	2022
$2,330	—	$1,212	$(1,051)	$2,491

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

The stock-based compensation expense for restricted stock units for continuing operations was $3.9 million and $5.2 million, for the three months ended March 31, 2023 and 2022, respectively. The stock-based compensation expense for restricted stock units for continuing operations was $5.8 million and $7.7 million for the six months ended March 31, 2023 and 2022, respectively. The stock-based compensation expense for employee stock purchase plan for continuing operations was $0.4 million and $0.4 million, respectively, for the three months ended March 31, 2023 and 2022. The stock-based compensation expense for employee stock purchase plan for continuing operations was $0.7 million and $0.8 million, respectively, for the six months ended March 31, 2023 and 2022.

The information included within the remaining note is on a total company basis, and includes amounts related to our discontinued operations.

The following table reflects the total stock-based compensation expense recorded during the three and six months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Restricted stock units	$3,634	$8,058	$5,393	$15,255
Employee stock purchase plan	356	599	703	1,293
Total stock-based compensation expense	$3,990	$8,657	$6,096	$16,548

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

The Company grants restricted stock units that vest over a required service period and/or achievement of certain operating performance goals. Restricted stock units granted with performance goals may also have a required service period following the achievement of all or a portion of the performance goals. The following table reflects restricted stock units and stock awards granted during the six months ended March 31, 2023 and 2022:

		Time-Based	Stock	Performance-
	Total Units	Units	Grants	Based Units
Six months ended March 31, 2023	572,111	356,410	—	215,701
Six months ended March 31, 2022	228,468	101,706	16,286	110,476

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

Certain members of the Board of Directors have elected to defer receiving their annual stock awards and related quarterly dividends, if any, until they attain a certain age or cease to provide services as a member of the Company’s Board of Directors. Annual deferred restricted stock units granted during fiscal years 2023 and 2022 were vested upon issuance.

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

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the six months ended March 31, 2023:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at September 30, 2022	538,238	$71.99
Granted	572,111	58.21
Vested	(261,618)	55.66
Forfeited	(81,878)	78.66
Outstanding at March 31, 2023	766,853	67.68

The weighted average grant date fair value of restricted stock units granted during the three months ended March 31, 2023 and 2022 was $58.21 and $82.34, respectively. The fair value of restricted stock units vested during the three months ended March 31, 2023 and 2022 was $2.6 million and $1.9 million, respectively. During the six months ended March 31, 2023 and 2022, the Company remitted $4.9 million and $25.1 million, respectively, to satisfy employee tax obligations as a result of share issuances, of which $4.9 million and $0, respectively, was paid by the Company. During the three months ended March 31, 2023 and 2022, the Company remitted $0 million and $0 million, respectively, from employees to satisfy their tax obligations as a result of share issuances.

As of March 31, 2023, the unrecognized compensation cost that are expected to vest is $31.1 million and will be recognized over an estimated weighted average service period of approximately 2.04 years.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan that allows its employees to purchase shares of common stock at a price equal to 85% of the fair market value of the Company’s stock at the beginning or the end of the semi-annual offering period, whichever is lower. There were 39,479 and 51,133 shares, respectively, purchased by employees under the employee stock purchase plan during the six months ended March 31, 2023 and 2022.

11. Stockholders’ Equity

On November 4, 2022, the Company’s Board of Directors terminated the Company’s then existing $50 million share repurchase authorization and approved a new authorization to repurchase up to $1.5 billion of shares of the Company’s common stock from time to time through open market or through privately negotiated transactions (including under an accelerated share repurchase, referred to as an ASR, agreement), or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, legal requirements, and other factors. The repurchase program can be discontinued at any time.

On November 23, 2022, the Company executed an Accelerated Share Repurchase Agreement (the “ASR Agreement”) with JPMorgan Chase Bank, National Association (the “Dealer”) to repurchase an aggregate of up to

$500.0 million of the Company’s common stock. Under the terms of the ASR Agreement, the Company made a payment of $500.0 million to the Dealer on November 28, 2022 and received an initial delivery of approximately 6.1 million shares of common stock from the Dealer, representing approximately 70% of the total shares of common stock that were expected to be repurchased under the ASR Agreement. The final number of shares repurchased by the Company was based on the average of the daily volume-weighted average price of the Company’s common stock during the term of the ASR Agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreement. The final settlement of the transactions under the ASR Agreement occurred in April 2023 following the completion of the Company’s second fiscal quarter, and the Company received 4 million additional shares of common stock from the Dealer as of the settlement date. The Company evaluated the nature of the forward contract aspect of the ASR Agreement under ASC 815, Derivatives and Hedging, and concluded equity classification was appropriate. The shares of common stock repurchased by the Company under the ASR Agreement were retired, accounted for as a reduction to stockholders’ equity in the Company’s Consolidated Balance Sheets and treated as a repurchase of common stock for purposes of calculating earnings per share as of the applicable settlement date.

As of March 31, 2023, after giving effect to the ASR Agreement, approximately $1.0 billion of the amount authorized remained available for additional repurchases of the Company’s common stock. Following the final termination of the ASR Agreement in April 2023, new arrangements commenced under which the Company expects to repurchase up to an additional $500 million shares of common stock in open market purchases, subject to market and business conditions, legal requirements, and other factors.

12. Earnings per Share

The calculations of basic and diluted net income (loss) per share and basic and diluted weighted average shares outstanding are as follows for the three and six months ended March 31, 2023 and 2022 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Income (loss) from continuing operations	$(1,991)	$(1,816)	$(13,226)	$1,041
Income (loss) from discontinued operations, net of tax	(2,936)	2,121,690	(2,936)	2,162,152
Net income (loss)	$(4,927)	$2,119,874	$(16,162)	$2,163,193

Weighted average common shares outstanding used in computing basic income (loss) per share	69,111	74,958	70,858	74,823
Dilutive restricted stock units	—	—	—	322
Weighted average common shares outstanding used in computing diluted income (loss) per share	69,111	74,958	70,858	75,145

Basic net income (loss) per share:
Income (loss) from continuing operations	$(0.03)	$(0.02)	$(0.19)	$0.01
Income (loss) from discontinued operations, net of tax	(0.04)	28.31	(0.04)	28.90
Basic net income (loss) per share	$(0.07)	$28.28	$(0.23)	$28.91

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.03)	$(0.02)	$(0.19)	$0.01
Income (loss) from discontinued operations, net of tax	(0.04)	28.31	(0.04)	28.77
Diluted net income (loss) per share	$(0.07)	$28.28	$(0.23)	$28.79

During the six months ended March 31, 2022, 59,513 restricted stock units were excluded from the computation of diluted loss per share as their effect would be antidilutive to earnings per share for continuing operations based on the treasury stock method.

13. Revenue from Contracts with Customers

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers in a manner that depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following is revenue by significant business line for the three and six months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Significant Business Line
Life Sciences Products, excluding B Medical	$43,738	$53,615	$91,576	$103,493
B Medical	15,122	-	56,944	-
Sample Repository Solutions	27,305	26,929	54,921	52,805
Genomic Services	62,236	65,000	123,326	128,898
Total	$148,401	$145,544	$326,767	$285,196

Contract Balances

Accounts Receivable, net allowance for expected credit losses. Accounts receivable represent rights to consideration in exchange for products or services that have been transferred by the Company, when payment is unconditional and only the passage of time is required before payment is due. Accounts receivable do not bear interest and are recorded at the invoiced amount. The Company maintains an allowance for expected credit losses representing its best estimate of probable credit losses related to its existing accounts receivable and their net realizable value. The Company determines the allowance for expected credit losses based on a number of factors, including an evaluation of customer credit worthiness, the age of the outstanding receivables, economic trends, historical experience and other information through the payment periods. Accounts receivable, net of expected credit losses were $168.0 million and $163.8 million at March 31, 2023 and September 30, 2022, respectively.

Contract Assets. Contract assets represent rights to consideration in exchange for products or services that have been transferred by the Company, when payment is conditional on something other than the passage of time. These amounts typically relate to contracts where the right to invoice the customer is not present until completion of the contract or the achievement of specified milestones and the value of the products or services transferred exceed this constraint. Contract assets are classified as current as they convert to cash within one year. Contract asset balances which are included within “Prepaid expenses and other current assets” on the Company’s Consolidated Balance Sheet, were $22.7 million and $18.2 million at March 31, 2023 and September 30, 2022, respectively.

Contract Liabilities. Contract liabilities represent the Company’s obligation to transfer products or services to a customer for which consideration has been received, or for which an amount of consideration is due from the customer. Contract assets and liabilities are reported on a net basis at the contract level, depending on the contracts position at the end of each reporting period. Contract liabilities are included within “Deferred revenue” on the Company’s Consolidated Balance Sheet. Contract liabilities were $46.0 million and $39.7 million at March 31, 2023 and September 30, 2022, respectively. The Company recognized $22.4 million and $18.2 million in revenue during the six months ended March 31, 2023 and March 31, 2022, respectively, from contract liability.

Remaining Performance Obligations. Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year and for which fulfillment of the contract has started as of the end of the reporting period. The aggregate amount of transaction consideration allocated to remaining performance obligations as of March 31, 2023 was $91.5 million. The following table summarizes when the Company expects to recognize the remaining performance obligations as revenue; the Company will recognize revenue associated with these performance obligations as transfer of control occurs (in thousands):

	As of March 31, 2023
	Less than 1 Year	Greater than 1 Year	Total
Remaining Performance Obligations	$58,944	$32,516	$91,460

Cost to Obtain and Fulfill a Contract

The Company capitalizes sales commissions when incurred if they are (i) incremental costs of obtaining a contract, (ii) expected to be recovered and (iii) have an expected amortization period that is greater than one year. As part of the Company’s cumulative effect adjustment upon the initial adoption of ASC 606, incremental costs associated with obtaining a contract were capitalized and have been classified as deferred commissions within the Company’s Consolidated Balance Sheet. These amounts primarily relate to sales commissions and are being amortized over a 60-month period, which represents the average period of contract performance. The Company did not capitalize any sales commissions during the six months ended March 31, 2023 and 2022 as the amount of sales commissions that qualified for capitalization during the reporting period was insignificant. Sales commissions incurred during the reporting period have been expensed as incurred. These costs are recorded within “Selling, general and administrative” expenses on the Company’s Consolidated Statement of Operations. The Company has concluded that none of its costs incurred in fulfillment of customer contracts meet the capitalization criteria. The Company will account for shipping and handling activities as fulfillment activities and recognize the associated expense when control of the product has transferred to the customer.

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

The Company’s Life Sciences Products segment provides automated cold storage solutions for biological and chemical compound samples. The Company’s storage systems provide reliable automation and sample inventory management at temperatures down to -190°C and can store anywhere from one to millions of samples. The Company’s sample management solutions include consumable vials and tubes, polymerase chain reaction (PCR), plates, instruments for supporting workflows, and informatics. This portfolio provides customers with the highest level of sample quality, security, availability, intelligence, and integrity throughout the lifecycle of samples providing customers with complete end-to-end “cold-chain of custody” capabilities. The Company also provides controlled rate thawing devices for customers in the medical, biotech and pharmaceutical industries. On October 3, 2022, the Company acquired B Medical, a market leader in temperature-controlled storage and transportation solutions that enables the delivery of life-saving treatments to people in more than 150 countries worldwide. On February 2, 2023, the Company acquired Ziath a leading provider of 2D barcode readers for life sciences applications. Both of the acquired businesses are part of the Company’s Life Sciences Products segment.

The Company’s Life Sciences Services business is a leading provider of solutions addressing the many needs of customers in the area of genomic analysis and the management and care of biological samples used in pharmaceutical, biotech, healthcare, clinical, and academic research and development markets. The Company processes millions of samples every year, each containing valuable information that must be delivered or preserved with the sample. The Company’s genomic services provide a broad capability to customers for sequencing and synthesis of genes. The Company’s sample management services include off-site storage services, transport services, laboratory services, and interactive informatics solutions. The storage services include short- and long-term sample storage and management of the “cold chain of custody” from collection, to storage, to retrieving the sample which ultimately may go back into the research workflow.

The Company considers adjusted operating income, which excludes charges related to amortization of completed technology, the purchase accounting impact on inventory, amortization of other intangible assets, restructuring related charges, contingent consideration fair value adjustments, tariff adjustment, other unallocated corporate expenses, as the primary performance metric when evaluating the business.

The following is the summary of the financial information for the Company’s reportable segments for the three and six months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Revenue:
Life Sciences Products	$58,860	$53,615	$148,520	$103,487
Life Sciences Services	89,541	91,929	178,247	181,709
Total revenue	$148,401	$145,544	$326,767	$285,196

Operating income / (loss):
Life Sciences Products	$(16,404)	$5,288	$(20,202)	$9,679
Life Sciences Services	(4,878)	4,856	(9,490)	12,740
Reportable segment operating income (loss)	(21,282)	10,144	(29,692)	22,419

Amortization of completed technology	4,901	1,840	9,070	3,613
Purchase accounting impact on inventory	2,912	—	5,781	—
Amortization of other intangible assets	7,509	6,047	14,882	12,319
Restructuring charges	1,499	122	2,961	295
Contingent consideration - fair value adjustments	(17,145)	—	(17,145)	—
Tariff adjustment	—	(486)	—	(486)
Other unallocated corporate expenses	(7,981)	7,329	(4,579)	11,711
Total operating income (loss)	(12,977)	(4,708)	(40,662)	(5,033)
Interest income	10,394	3,076	21,059	3,111
Interest expense	—	(1,555)	—	(2,010)
Loss on extinguishment of debt	—	(632)	—	(632)
Other income (expense)	(2,668)	(1,170)	(1,523)	(2,248)
(Loss) before income taxes	$(5,251)	$(4,989)	$(21,126)	$(6,812)

Assets:		Life Sciences Products	Life Sciences Services	Total
March 31, 2023		$948,580	$849,018	$1,797,598
September 30, 2022		378,790	849,603	1,228,393

The following is a reconciliation of the Company’s reportable segments’ segment assets to the corresponding amounts presented in the accompanying unaudited Consolidated Balance Sheets as of March 31, 2023 and September 30, 2022 (in thousands):

	March 31,	September 30,
	2023	2022
Segment assets	$1,797,598	$1,228,393
Cash and cash equivalents, restricted cash, and marketable securities	1,451,703	2,305,081
Deferred tax assets	490	1,169
Other assets	23	181,479
Total assets	$3,249,814	$3,716,122

Revenue from external customers is attributed to geographic areas based on locations in which customer orders are placed. Net revenue by geographic area for the three and six months ended March 31, 2023 and 2022 (in thousands) are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Geographic Location:
North America	$87,484	$94,283	$176,419	$184,366
Rest of Europe	21,432	19,745	60,854	40,028
Africa	8,627	672	25,837	1,219
China	11,979	13,757	25,387	26,798
Asia Pacific/ Other	13,090	10,278	27,068	17,664
United Kingdom	5,789	6,809	11,202	15,121
Total	$148,401	$145,544	$326,767	$285,196

Revenue for the United States comprises 99% of the revenue for North America for each of the three and six months ended March 31, 2023 and 2022.

15. Significant Customers

The Company had no individual customer that accounted for 10% or more of its consolidated revenue for the three months ended March 31, 2022 and 2023. The Company had one individual customer that accounted for 10% or more of its consolidated revenue for six months ended March 31, 2023 and no significant customers that accounted for 10% or more of its consolidated revenue for the six months ended March 31, 2022. There were no customers that accounted for more than 10% of the Company’s accounts receivable balance as of March 31, 2023 and September 30, 2022.

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

Purchase Commitments

At March 31, 2023, the Company had non-cancellable commitments of $83.5 million, comprised of purchase orders for inventory of $56.3 million and information technology related commitments of $27.2 million.

Contingencies

The Company is subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. The Company cannot predict the ultimate outcome of such legal proceedings or in certain instances provide reasonable ranges of potential losses. The Company may also have certain indemnification obligations pursuant to claims made under the definitive agreement it entered into with Edwards Vacuum LLC (a member of the Atlas Copco Group) in connection with the Company’s sale of its semiconductor cryogenics business in the fourth quarter of fiscal year 2018. However, as of the date of this report, the Company believes that none of these claims will have a material adverse effect on its consolidated financial position or results of operations. In the third quarter of fiscal year 2020, Edwards asserted claims for indemnification under the definitive agreement relating to alleged breaches of representations and warranties relating to customer warranty claims and inventory. In addition, in January 2023, Edwards filed a lawsuit against the Company in the Supreme Court of the State of New York in the County of New York seeking indemnification from the Company under such definitive agreement for approximately $1.0 million and other related damages, including interest and attorney’s fees, arising from a third-party claim that was included as part of their initial claims. The Company cannot determine the probability of any losses or outcome of these claims including the amount of any indemnifiable losses, if any, resulting from these claims at this time, however, the Company believes that none of these claims will have a material adverse effect on its consolidated financial position or results of operations. In the fiscal quarter ended March 31, 2023, the Company accrued a liability of $2.5 million, equal to the amount of the indemnification escrow as part of the loss on divestiture referred to in Note 3 “Discontinued Operations”. If the resolution of these claims results in indemnifiable losses in excess of the applicable indemnification deductibles and indemnification escrow established under the definitive agreement, Edwards would be required to seek recovery under the representation and warranty insurance Edwards obtained in connection with the closing of the transaction. The Company believes that any indemnifiable losses in excess of the applicable deductibles and indemnification escrow established in the definitive agreement would be covered by such insurance. For indemnifiable claims other than those arising from breaches of representations and warranties and for indemnifiable claims arising from breaches of representations and warranties exceeding the maximum coverage of the representations and warranties insurance policy, Edwards could seek recovery of such indemnifiable losses, if any, directly from the Company. In the event of unexpected subsequent developments and given the inherent unpredictability of these matters, there can be no assurance that the Company’s assessment of any claim will reflect the ultimate outcome, and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated financial position or results of operations in particular quarterly or annual periods.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying Consolidated Balance Sheets as of March 31, 2023 and September 30, 2022 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$510,643	$499,283	$11,360	$—
Available-for-sale securities	779,827	208,527	571,300	—
Foreign exchange contracts	150	—	150	—
Net investment hedge	1,278	—	1,278	—
Total assets	$1,291,898	$707,810	$584,088	$—
Liabilities:
Contingent consideration liability	$1,406	$—	$—	$1,406
Foreign exchange contracts	164	—	164	—
Total liabilities	$1,570	$—	$164	$1,406

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$374,804	$374,055	$749	$—
Available-for-sale securities	1,263,782	651,800	611,982	—
Foreign exchange contracts	634	—	634	—
Net investment hedge	124,789	—	124,789	—
Total assets	$1,764,009	$1,025,855	$738,154	$—
Liabilities:
Foreign exchange contracts	$230	$—	$230	$—
Total liabilities	$230	$—	$230	$—

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

Available-For-Sale Securities

Available-for-sale securities primarily consist of municipal securities and U.S. government-backed securities, and as such are classified as Level 1. Investments classified as Level 2 consist of debt securities that are valued using matrix pricing and benchmarking because they are not actively traded and bank certificate of deposits. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.

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

Contingent Consideration Liability

Contingent consideration liability related to acquisitions is measured and reported at fair value using the real options method based on the unobservable inputs that are significant to the fair value and classified with Level 3 of the fair value hierarchy. The amount is contingent based on the acquired business’ performance for a one-year period from October 3, 2022 through September 30, 2023. Please refer to Note 5, “Business Combinations” for further detail. Changes in the fair value of contingent consideration resulting from a change in the underlying inputs are recognized in results of operations until the arrangement is settled. This liability was revalued from $18.5 million as of December 31, 2022 to $1.4 million as of March 31, 2023 with the offset recorded in the income statement.

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three and six months ended March 31, 2023 and 2022, the Company did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

18. Subsequent Event

As part of the $1.5 billion share repurchase authorization, the Company entered into the ASR Agreement for the repurchase of up to $500 million shares of its common stock on November 23, 2022. On April 3, 2023, the transactions under the ASR Agreement terminated, and on April 5, 2023, the Company received final settlement of an additional 4 million shares of common stock from the Dealer for a total of approximately 10 million shares of common stock repurchased under the ASR Agreement.

Following the final termination of the ASR Agreement in April 2023, new arrangements commenced under which the Company expect to repurchase up to an additional $500 million shares of its common stock in open market purchases, subject to market and business conditions, legal requirements, and other factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes principal factors affecting the results of our operations, financial condition and liquidity as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our MD&A is organized as follows:

●	Overview. This section provides a general description of our business and operating segments as well as a brief discussion and overall analysis of our business and financial performance, including key developments affecting the Company during the three and six months ended March 31, 2023 and 2022.
●	Critical Accounting Policies and Estimates. This section discusses accounting policies and estimates that require us to exercise subjective or complex judgments in their application. We believe these accounting policies and estimates are important to understanding the assumptions and judgments incorporated in our reported financial results.
●	Results of Operations. This section provides an analysis of our financial results for the three and six months ended March 31, 2023 as compared to the three and six months ended March 31, 2022.
●	Liquidity and Capital Resources. This section provides an analysis of our liquidity and changes in cash flows as well as a discussion of contractual commitments.

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

Impact of the COVID-19 Pandemic

We have implemented business continuity plans designed to address the COVID-19 pandemic and minimize the disruption to ongoing operations. The COVID-19 pandemic has had varying impacts on our financial results. In the first two years of the pandemic, any marginal adverse impact was more than offset by incremental orders related to virus research, COVID testing and vaccine development and commercialization in 2021 and through the first half of 2022. There has been limited COVID-related demand after the second fiscal quarter of 2022, and therefore, our revenue trends since then have been negatively impacted when compared to prior periods. During the third quarter ended June 30, 2022, we experienced a two-week facility closure in Suzhou, China that was required by local government protocols and mandates. We will continue monitoring and assessing the effects of the COVID-19 pandemic on our business, including as a result of the elimination of COVID-related restrictions in China. Our future financial results may be impacted by the pandemic, the extent of which will depend on variables including reduced demand from our customers, the degree that the supply chain may be constrained which could impact our delivery of products and services and the potential negative impact on our operations if there is an outbreak among our employees, as well as the amount of incremental demand caused by research and treatments in the areas of COVID-19 or related threats.

Information Related to Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “likely” or similar statements or variations of such terms. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, margins, costs, earnings, profitability, product development, demand, acceptance and market share, competitiveness, market opportunities and performance, levels of research and development, the success of our marketing, sales and service efforts, outsourced activities, operating expenses, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customers’ success, tax expenses, our management’s plans and objectives for our current and future operations and business focus, our share repurchase program, litigation, our ability to retain, hire and integrate skilled personnel, the impact of the COVID-19 pandemic on our operations and results, our ability to identify and address increased cybersecurity risks, including as a result of employees working remotely, the anticipated growth prospects of our business, the expected benefits and other statements relating to our divestitures and acquisitions, including sale of the semiconductor automation business and the semiconductor cryogenics business, the adequacy, effectiveness and success of our business transformation initiatives, our ability to continue to identify acquisition targets and successfully acquire and integrate desirable products and services and realize expected revenues and revenue synergies, our adoption of newly issued accounting guidance, the levels of customer spending, our dependence on key suppliers or vendors to obtain services for our business on acceptable terms, including the impact of supply chain disruptions, general economic conditions, the sufficiency of financial resources to support future operations, and capital expenditures. Such statements are based on current expectations and involve risks, uncertainties and other factors which may cause the actual results, our performance or our achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the Risk Factors which are set forth in the 2022 Annual Report on Form 10-K, as updated and/or supplemented in subsequent filings with the SEC, including under Item 1A “Risk Factors” in Part II of our Quarterly Reports on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release revisions to these forward-looking statements to reflect events or circumstances that occur after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence or effect of anticipated or unanticipated events. Precautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. Any additional precautionary statements made in our 2022 Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q.

Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to “we”, “us”, “our” and “the Company” refer to Azenta, Inc. and its consolidated subsidiaries.

OVERVIEW

We are a leading global provider of life sciences sample exploration and management solutions for the life sciences market. We entered the life sciences market in 2011, leveraging our in-house capabilities of precision automation and cryogenics capabilities that we were then applying in the semiconductor market. These led us to provide solutions for automated ultra-cold storage. Since then, we have expanded our life sciences offerings through internal development investments and through a series of acquisitions. We now support our customers from research to clinical development with our sample management, automated storage, and genomic services expertise to help our customers bring impactful therapies to market faster. We understand the importance of sample integrity and offer a broad portfolio of products and services supporting customers at every stage of the life cycle of samples including procurement and sourcing, automated storage systems, genomic services and a multitude of sample consumables, informatics and data software, and sample repository solutions. Our expertise, global footprint and leadership positions enable us to be a trusted global partner to pharmaceutical, biotechnology, and life sciences research institutions. In total, we employ approximately 3,600 full-time employees, part-time employees and contingent workers worldwide as of March 31, 2023 and have sales in over 150 countries. We are headquartered in Burlington, Massachusetts and have operations in North America, Asia, and Europe.

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

Within our Life Sciences Products segment, we have developed and continue to develop automated biological sample storage solutions for operating in low temperature environments. We have a complete line up of automated stores from ambient temperatures to -190°C. Our BioStore’s ™ unique design allows controlled temperature storage down to -80°C with the industry’s highest throughput of sample retrieval. On October 3, 2022, we acquired B Medical Systems S.á r.l and its subsidiaries, or B Medical, a market leader in temperature-controlled storage and transportation solutions that enables the delivery of life-saving treatments to more than 150 countries worldwide. This acquisition complements our cold chain capabilities, adding differentiated solutions for reliable and traceable transport of temperature-sensitive specimens. Additionally, on February 2, 2023, we acquired Ziath Ltd., a leading provider of 2D barcode readers for life sciences applications to complement our product offerings.

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

Sale of the Semiconductor Automation Business

In the fourth quarter of fiscal year 2021, we entered into a definitive agreement to sell our semiconductor automation business to Thomas H. Lee Partners, L.P., or THL, and completed the sale on February 1, 2022, for $2.9 billion in cash. In connection with the planned divestiture of the semiconductor automation business and our continued focus on our life sciences businesses, we changed our corporate name from “Brooks Automation, Inc.” to “Azenta, Inc.” and our common stock started to trade on the Nasdaq Global Select Market under the symbol “AZTA” on December 1, 2021.

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

Business and Financial Performance

Our performance for the three and six months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
Dollars in thousands	2023	2022	2023	2022
Revenue	$148,401	$145,544	$326,767	$285,196
Cost of revenue	95,165	74,719	199,666	147,327
Gross profit	53,236	70,825	127,101	137,869
Operating expenses
Research and development	8,520	6,896	16,056	13,381
Selling, general and administrative	73,339	67,915	165,891	128,626
Contingent consideration - fair value adjustments	(17,145)	600	(17,145)	600
Restructuring charges	1,499	122	2,961	295
Total operating expenses	66,213	75,533	167,763	142,902
Operating loss	(12,977)	(4,708)	(40,662)	(5,033)
Interest income	10,394	3,076	21,059	3,111
Interest expense	—	(1,555)	—	(2,010)
Loss on extinguishment of debt	—	(632)	—	(632)
Other expense, net	(2,668)	(1,170)	(1,523)	(2,248)
Loss before income taxes	(5,251)	(4,989)	(21,126)	(6,812)
Income tax benefit	(3,260)	(3,173)	(7,900)	(7,853)
Income (loss) from continuing operations	$(1,991)	$(1,816)	$(13,226)	$1,041
Income (loss) from discontinued operations, net of tax	(2,936)	2,121,690	(2,936)	2,162,152
Net income (loss)	$(4,927)	$2,119,874	$(16,162)	$2,163,193

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Results of Operations – Revenue for the three months ended March 31, 2023 increased 2% as compared to the corresponding prior fiscal year period driven by a 10% increase in our Life Sciences Products segment, primarily due to the acquisition of B Medical and Barkey which was offset by the decline in COVID-related revenues in our consumables and instruments business. Gross margin was 35.9% for the three months ended March 31, 2023 as compared to 48.7% for the corresponding period of the prior fiscal year, primarily due to higher costs in both of our segments and unfavorable mix in the Life Sciences Products segment. Operating expenses decreased $9.3 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. An increase in selling, general and administrative expenses of $5.4 million during the three months ended March 31, 2023 was offset by a reduction in the fair value of contingent consideration related to B Medical of $17.1 million. We reported an operating loss of $13.0 million for the three months ended March 31, 2023 as compared to an operating loss of $4.7 million for the corresponding prior fiscal year period mainly due to the reduction in gross margin. Loss from continuing operations was $2.0 million for the three months ended March 31, 2023, as compared to a loss of $1.8 million for the three months ended March 31, 2022. During the three months ended March 31, 2023, we recorded a $2.9 million net loss from discontinued operations as compared to net income of $2.1 billion for the three months ended March 31, 2022, primarily due to the accrual of a liability related to a prior disposition, of $2.5 million in the current period.

Six Months Ended March 31, 2023 Compared to Six Months Ended March 31, 2022

Results of Operations – Revenue for the six months ended March 31, 2023 increased 15% as compared to the corresponding prior fiscal year period driven by a 44% increase in our Life Sciences Products segment primarily due to the acquisition of B Medical and Barkey which was offset by the decline in COVID-related revenues in our consumables business. Gross margin was 38.9% for the six months ended March 31, 2023 as compared to 48.3% for the corresponding period of the prior fiscal year, primarily due to higher costs in both our segments and unfavorable mix in the Life Sciences Products segment. Operating expenses increased $24.9 million during the six months ended March 31,

2023 compared to the six months ended March 31, 2022. An increase in selling, general and administrative expenses of $37.3 million during the six months ended March 31, 2023 and additional expenses due to the addition of B Medical were partially offset by a reduction in the fair value of the contingent consideration related to B Medical of $17.1 million. We reported an operating loss of $40.7 million and $5.0 million for the six months ended March 31, 2023 and 2022, respectively, mainly due to the reduction in gross margin. Loss from continuing operations was $13.2 million for the six months ended March 31, 2023 as compared to a gain of $1.0 million for the six months ended March 31, 2022. During the six months ended March 31, 2023 we recorded a $2.9 million net loss from discontinued operations as compared to net income of $2.2 billion for the six months ended March 31, 2022, primarily due to the accrual of a liability related to a prior disposition of $2.5 million in the current period.

March 31, 2023 Compared to September 30, 2022

Cash Flows and Liquidity - Cash and cash equivalents and restricted cash as presented on our Consolidated Statements of Cash Flows is on a total company basis and were $1.5 billion as of March 31, 2023 compared to $2.3 billion as of September 30, 2022. The decrease of $853.4 million was attributable primarily to outflows of $387.7 million related to the purchase of B Medical and Ziath and $500 million related to the accelerated share repurchase agreement we entered into in November 2022. Cash outflows for operating activities for the six months ended March 31, 2023 were $39.2 million, primarily due to payment of retention bonuses and cash settled stock-based awards, and payment of state taxes for gain on the sale of the semiconductor automation business. Investing inflows of $114.5 million include $728.2 million of sales and maturities of marketable securities, offset by $21.7 million for capital expenditures and $387.7 million paid for the acquisition of B Medical and Ziath. Financing activities for the six months ended March 31, 2023 include the outflows related to the accelerated share repurchase agreement. The effects of foreign exchange rate fluctuations reduced our cash balance by $60.4 million as of March 31, 2023.

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

RESULTS OF OPERATIONS

Please refer to the commentary provided below for further discussion and analysis of the factors contributing to our results from operations for the three and six months ended March 31, 2023 as compared to the three and six months ended March 31, 2022.

Revenue

Our revenue performance for the three and six months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,			Six Months Ended March 31,
Dollars in thousands	2023	2022	% Change	2023	2022	% Change
Life Sciences Products	$58,860	$53,615	10%	$148,520	$103,487	44%

Life Sciences Services	$89,541	$91,929	(3)%	$178,247	$181,709	(2)%

Total revenue	$148,401	$145,544	2%	$326,767	$285,196	15%

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Revenue for the three months ended March 31, 2023 increased 2% as compared to the corresponding prior fiscal year period, driven by a 10% increase in our Life Sciences Products segment slightly offset by a 3% decline in our Life Sciences Services segment.

Our Life Sciences Products segment revenue for the three months ended March 31, 2023 increased 10% as compared to the corresponding prior fiscal year period driven by the acquisitions of B Medical and Barkey. Excluding the acquisitions, we experienced decreased demand and associated revenue for COVID-19 related consumables and instruments; which was partially offset by increased revenue in our automated cold sample management systems.

Our Life Sciences Services segment revenue for the three months ended March 31, 2023 decreased 3% as compared to the corresponding prior fiscal year period driven by a 4% year-over-year decrease in our genomics business; mainly from lower synthesis revenue.

We estimate that revenue related to the COVID-19 pandemic for the three months ended March 31, 2023 was approximately $3 million in the aggregate, including $2 million from B Medical, as compared to COVID-19-related revenue of approximately $10 million for the three months ended March 31, 2022. The decrease in this revenue was primarily due to lower demand for consumables related to COVID-19 testing.

Revenue generated outside the United States was $61.8 million, or 42% of total revenue, for the three months ended March 31, 2023 as compared to $52.0 million, or 36% of total revenue, for the corresponding period of the prior fiscal year, primarily due to the addition of B Medical. There were no customers with more than 10% of our consolidated revenue for the three months ended March 31, 2023.

Six months ended March 31, 2023 compared to six months ended March 31, 2022

Revenue for the six months ended March 31, 2023 increased 15% as compared to the corresponding prior fiscal year period, driven by a 44% increase in our Life Sciences Products segment slightly offset by a 2% decline in our Life Sciences Services segment.

Our Life Sciences Products segment revenue for the six months ended March 31, 2023 increased 44% as compared to the corresponding prior fiscal year period driven by the acquisitions of B Medical and Barkey. Excluding the acquisitions, we experienced decreased demand and associated revenue for COVID-19 related consumables and instruments; which was partially offset by increased revenue in our automated cold sample management systems.

Our Life Sciences Services segment revenue for the six months ended March 31, 2023 decreased 2% as compared to the corresponding prior fiscal year period driven by lower synthesis revenue in our Genomics business.

We estimate that revenue related to the COVID-19 pandemic for the six months ended March 31, 2023 was approximately $4 million in the aggregate, including $3 million from B Medical, as compared to COVID-19-related revenue of approximately $20 million for the six months ended March 31, 2022. The decrease in this revenue was primarily due to lower demand for consumables related to COVID-19 testing.

Revenue generated outside the United States was $152.5 million, or 47% of total revenue, for the six months ended March 31, 2023 as compared to $102.1 million, or 36% of total revenue, for the corresponding period of the prior fiscal year, primarily due to the addition of B Medical. There was one customer with more than 10% of the Company’s consolidated revenue for the six months ended March 31, 2023. This individual customer is a distributor shipping to end users in 17 countries.

Operating Income (Loss)

Our operating income (loss) performance for the three and six months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
Dollars in thousands	2023	2022	2023	2022
Revenue:
Life Sciences Products	$58,860	$53,615	$148,520	$103,487
Life Sciences Services	89,541	91,929	178,247	181,709
Total revenue	$148,401	$145,544	$326,767	$285,196

Operating income (loss):
Life Sciences Products adjusted	$(9,819)	$5,288	$(6,489)	$9,679
Life Sciences Products adjusted operating margin	(17)%	10%	(4)%	9%
Amortization of completed technology	(3,569)	(267)	(6,414)	(471)
Purchase accounting impact on inventory	(2,912)	—	(5,781)	—
Other unallocated corporate expenses	(102)	—	(1,515)	—
Total Life Sciences Products operating income (loss)	(16,402)	5,021	(20,199)	9,208
Life Sciences Products operating margin	(28)%	9%	(14)%	9%

Life Sciences Services adjusted	$(3,435)	$4,856	$(6,724)	$12,740
Life Sciences Services adjusted operating margin	(4)%	5%	(4)%	7%
Amortization of completed technology	(1,333)	(1,572)	(2,655)	(3,142)
Tariff adjustment	—	486	—	486
Other unallocated corporate expenses	(110)	—	(110)	(13)
Total Life Sciences Services operating income (loss)	(4,878)	3,770	(9,489)	10,071
Life Sciences Services operating margin	(5)%	4%	(5)%	6%

Segment operating income (loss)	$(21,280)	$8,791	$(29,688)	$19,279
Total segment operating margin	(14)%	6%	(9)%	7%

Corporate adjusted	(18)	(444)	(99)	(473)
Amortization of customer relationships and acquired intangible assets	7,407	6,047	14,882	12,319
Rebranding and transformation costs	10	1,297	(55)	1,916
Restructuring charges	1,389	122	2,960	296
Contingent consideration - fair value adjustments	(17,145)	600	(17,145)	600
Merger and acquisition costs and costs related to share repurchase	(211)	4,989	10,232	8,708
Other adjustment	230	—	—	—
Corporate operating income (loss)	$8,302	$(13,499)	$(10,973)	$(24,312)

Total operating income (loss)	$(12,977)	$(4,708)	$(40,662)	$(5,033)
Total operating margin	(9)%	(3)%	(12)%	(2)%

Three months ended March 31, 2023 compared to three months ended March 31, 2022

We reported an operating loss of $13.0 million during the three month period ending March 31, 2023 compared to an operating loss of $4.7 million in the prior fiscal year period. The increase in operating loss was due to lower gross margin in both of our segments of $17.6 million, partially offset by lower operating expense of $9.3 million. Within operating expenses, research and development expenses increased $1.6 million and selling, general, and administrative expenses increased $5.4 million. Selling, general and administrative expenses increased due to continued investment in the business to build out the commercial and laboratory support infrastructure. These increased expenses were partially offset by an reduction in the carrying value of contingent consideration related to B Medical of $17.1 million.

Life Sciences Products segment adjusted operating income decreased $15.1 million and adjusted operating margin decreased 26.5 percentage points for the three months ended March 31, 2023 compared to the corresponding prior fiscal year period. The decrease in adjusted operating income was driven by lower adjusted gross margin of $5.8 million and an increase in adjusted operating expenses of $9.3 million (primarily due to the addition of B Medical). Adjusted operating income for our Life Sciences Products segment excludes charges for amortization related to completed technology of $3.6 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively, and $2.9 million purchase accounting impact on inventory for the three months ended March 31, 2023. Please refer to Note 14, “Segment and Geographic Information” in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

Life Sciences Services segment adjusted operating income decreased $8.3 million and adjusted operating margin decreased 9.1 percentage points for the three months ended March 31, 2023 compared to the corresponding prior fiscal year period. The decrease in adjusted operating margin was driven by lower adjusted gross margin of $5.3 million and higher adjusted operating expenses of $3.0 million. Adjusted operating income for our Life Sciences Services segment excludes charges for amortization related to completed technology of $1.3 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively. Please refer to Note 14, “Segment and Geographic Information” in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

Six months ended March 31, 2023 compared to six months ended March 31, 2022

We reported an operating loss of $40.7 million during the six month period ending March 31, 2023 compared to an operating loss of $5.0 million in the prior fiscal year period. The increase in operating loss was due to lower gross margin in both of our segments of $10.8 million, and higher operating expenses of $24.9 million. Within operating expenses, research and development expenses increased $2.7 million and selling, general, and administrative expenses increased $37.3 million. Selling, general and administrative expenses increased due to the addition of B Medical and continued investment in the business to build out the commercial and laboratory support infrastructure. These increased expenses were partially offset by an adjustment to the fair value of contingent consideration related to B Medical of $17.1 million.

Life Sciences Products segment adjusted operating income decreased $16.1 million and adjusted operating margin decreased 13.7 percentage points for the six months ended March 31, 2023 compared to the corresponding prior fiscal year period. The decrease in adjusted operating income was driven by an increase in adjusted operating expenses of $26.2 million (primarily due to the addition of B Medical), offset with higher adjusted gross margin from increased revenues of $45.0 million. Adjusted operating income for our Life Sciences Products segment excludes charges for amortization related to completed technology of $6.4 million and $0.5 million for the six months ended March 31, 2023 and 2022, respectively, and $5.8 million purchase accounting impact on inventory for the six months ended March 31, 2023. Please refer to Note 14, “Segment and Geographic Information” in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

Life Sciences Services segment adjusted operating income decreased $19.5 million and adjusted operating margin decreased 10.8 percentage points for the six months ended March 31, 2023 compared to the corresponding prior fiscal year period. The decrease in adjusted operating margin was driven by lower adjusted gross margin of $9.1 million and higher adjusted operating expenses of $10.4 million. Adjusted operating income for our Life Sciences Services segment excludes charges for amortization related to completed technology of $2.7 and $3.1 million for the six months ended March 31, 2023 and 2022, respectively. Please refer to Note 14, “Segment and Geographic Information” in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

Gross Margin

Our gross margin performance for the three and six months ended March 31, 2023 and 2022 is as follows:

	Life Science Products		Life Science Services		Azenta Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
Dollars in thousands	2023	2022	2023	2022	2023	2022
Revenue	$58,860	$53,615	$89,541	$91,929	$148,401	$145,544
Gross profit	14,284	26,290	38,952	44,535	53,236	70,825
Gross margin	24.3%	49.0%	43.5%	48.4%	35.9%	48.7%
Adjustments:
Amortization of completed technology	3,568	267	1,333	1,572	4,901	1,839
Purchase accounting impact on inventory	2,912	—	—	—	2,912	—
Other unallocated corporate expenses	—	—	—	(486)	—	(486)
Adjusted gross profit	$20,764	$26,557	$40,285	$45,621	$61,049	$72,178
Adjusted gross margin	35.3%	49.5%	45.0%	49.6%	41.1%	49.6%

	Life Science Products		Life Science Services		Azenta Total
	Six Months Ended March 31,		Six Months Ended March 31,		Six Months Ended March 31,
Dollars in thousands	2023	2022	2023	2022	2023	2022
Revenue	$148,520	$103,487	$178,247	$181,709	$326,767	$285,196
Gross profit	47,264	48,980	79,837	88,902	127,101	137,869
Gross margin	31.8%	47.3%	44.8%	48.9%	38.9%	48.3%
Adjustments:
Amortization of completed technology	6,414	471	2,655	3,142	9,069	3,613
Purchase accounting impact on inventory	5,781	—	—	—	5,781	—
Tariff adjustment	—	—	—	(486)	—	(486)
Adjusted gross profit	$59,459	$49,451	$82,492	$91,558	$141,951	$140,996
Adjusted gross margin	40.0%	47.8%	46.3%	50.4%	43.4%	49.4%

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Gross margin decreased 12.8 percentage points for the three months ended March 31, 2023 to 35.9% compared to the corresponding prior fiscal year period driven by decreased gross margin in both our Life Sciences Products segment and our Life Sciences Services segment.

Life Sciences Products segment gross margin decreased 24.7 percentage points for the three months ended March 31, 2023 as compared to the corresponding fiscal year period. The decrease was primarily driven by the impact of amortization of intangible assets and purchase accounting inventory basis for B Medical, and from higher costs and unfavorable product mix in revenue. Cost of revenue included $3.6 million amortization of completed technology and $2.9 million for purchase accounting impact on inventory for the three months ended March 31, 2023, and $0.3 million of charges for amortization related to completed technology for the three months ended March 31, 2022. Excluding the impact of the amortization of completed technology and purchase accounting impact on inventory, margins decreased 14.2 percentage points during the three months ended March 31, 2023 as compared to the corresponding period of the prior fiscal year, primarily due to the mix of products sold in our consumables and instruments and cryogenic stores businesses, unfavorable cost adjustments in our stores contracts, and lower cost absorption due to lower revenue.

Life Sciences Services segment gross margin decreased 4.9 percentage points driven by decreased gross margin in both the genomic services business and sample repository solutions business. The decrease in the genomic services business was due to the impact of lower sales, higher labor costs and continued investment in the business. The decrease in gross margin in the sample repository solutions business is mainly driven by credit memos issued in the quarter. Cost of revenue included $1.3 million and $1.6 million of charges for amortization related to completed technology for the three months ended March 31, 2023 and 2022, respectively. Excluding the impact of the amortization of completed technology and other unallocated corporate expenses, Life Sciences Services margins decreased 4.6 percentage points during the three months ended March 31, 2023 as compared to the corresponding period of the prior fiscal year.

Six months ended March 31, 2023 compared to six months ended March 31, 2022

Total gross margin decreased 9.4 percentage points for the six months ended March 31, 2023 to 38.9% compared to the corresponding prior fiscal year period driven by decreased gross margin in both our Life Sciences Products segment and our Life Sciences Services segment.

Life Sciences Products segment gross margin decreased 15.5 percentage points for the six months ended March 31, 2023, as compared to the corresponding fiscal year period. The decrease was primarily driven by the impact of amortization of intangible assets and purchase accounting inventory basis for B Medical, and from higher costs and unfavorable product mix in revenue. Cost of revenue included $6.4 million amortization of completed technology and $5.8 million for purchase accounting impact on inventory for the six months ended March 31, 2023 and $0.5 million of charges for amortization related to completed technology for the six months ended March 31, 2022. Excluding the impact of the amortization of completed technology and purchase accounting impact on inventory, margins decreased 7.7 percentage points during the six months ended March 31, 2023, as compared to the corresponding period of the prior fiscal year, primarily due to the mix of products sold in our consumables and instruments and cryogenic stores businesses, unfavorable cost adjustments in our stores contracts, and lower cost absorption due to lower revenue.

Life Sciences Services segment gross margin decreased 4.1 percentage points driven by decreased gross margin in both the genomic services business and sample repository solutions business. The decrease in the genomic services business was due to the impact of lower sales, higher labor costs and continued investment in the business. The decrease in gross margin in the sample repository solutions business is mainly driven by credit memos issued in the period. Cost of revenue included $2.7 million and $3.1 million of charges for amortization related to completed technology for the six months ended March 31, 2023, and 2022, respectively. Excluding the impact of the amortization of completed technology and tariff adjustments, Life Sciences Services margins decreased 4.1 percentage points during the six months ended March 31, 2023, as compared to the corresponding period of the prior fiscal year.

Research and Development Expenses

Our research and development expense for the three and six months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
Dollars in thousands	2023	2022	2023	2022
Life Sciences Products	$5,364	$3,818	$9,732	$7,229
Percent-Segment Revenue	9.1%	7.1%	6.6%	7.0%

Life Sciences Services	$3,156	$3,078	$6,323	$6,152
Percent-Segment Revenue	3.5%	3.3%	3.5%	3.4%

Total research and development expense	$8,520	$6,896	$16,055	$13,380
Percent-Total Revenue	5.7%	4.7%	4.9%	4.7%

Research and development expenses for the three months ended March 31, 2023 increased $1.6 million as compared to the three months ended March 31, 2022, driven by the acquisition of B Medical as well as an increase in product development. Research and development expenses for the six months ended March 31, 2023 increased $2.7 million as compared to the six months ended March 31, 2022, driven by a $2.5 million increase in our Life Sciences Products segment and a $0.2 million increase in our Life Sciences Services segment. The increase for the three and six months ended March 31, 2023 in Life Sciences Products was driven by the addition of B Medical and development of new products.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
Dollars in thousands	2023	2022	2023	2022
Life Sciences Products	$25,322	$17,451	$57,731	$32,544
Percent-Segment Revenue	43.0%	32.5%	38.9%	31.4%

Life Sciences Services	$40,673	$37,688	$83,002	$72,666
Percent-Segment Revenue	45.4%	41.0%	46.6%	40.0%

Corporate	$7,344	$13,376	$25,158	$24,016
Percent-Total Revenue	4.9%	9.2%	7.7%	8.4%

Total selling, general and administrative expense	$73,339	$68,515	$165,891	$128,626
Percent-Total Revenue	49.4%	47.1%	50.8%	45.1%

Total selling, general and administrative expenses increased $4.8 million and $37.3 million, respectively, for the three and six months ended March 31, 2023 as compared to the three and six months ended March 31, 2022, driven by higher costs in both our segments.

Within our segment expenses discussed below, we allocate certain corporate general and administrative expenses including costs related to shared corporate functions which include finance, information technology, human resources, legal, executive, governance, logistics and compliance. In total, corporate general and administrative expense allocated to segments decreased $0.4 million for the three months ended March 31, 2023. For the six months ended March 31, 2023, these costs increased $4.0 million as compared to the corresponding period of the prior fiscal year, primarily due to higher labor costs and investment in the commercial organization.

Life Sciences Products segment selling, general and administrative expenses increased $7.9 million and $25.2 million, for the three and six months ended March 31, 2023, respectively, as compared to the corresponding prior fiscal year period primarily related to the addition of B Medical. Selling, general and administrative expenses included $0.1 million and $0.0 million of charges for amortization related to customer relationship and trademark assets for the three months ended March 31, 2023 and 2022, respectively. Excluding the impact of the amortization of these assets, selling, general and administrative expenses increased $7.8 million and $25.2 million for the three and six months ended March 31, 2023, respectively, due to the addition of B Medical and higher labor costs.

Life Sciences Services segment selling, general and administrative expenses increased $3.0 million and $10.3 million for the three and six months ended March 31, 2023, respectively, as compared to the corresponding prior fiscal year period, which increases were related to investments in the commercial organization and laboratory support personnel.

Unallocated corporate expenses decreased $6.0 million and increased $1.1 million for the three and six months ended March 31, 2023, respectively, as compared to the corresponding prior fiscal year period. The three months ended March 31, 2022 included costs related to the semiconductor automation disposition, which did not repeat in the corresponding 2023 period. Unallocated costs increased in the six months ended March 31, 2023 as compared to the corresponding period of the prior fiscal year due to costs and costs related to the accelerated share repurchase agreement we entered into in November 2022.

Restructuring Charges

Restructuring charges increased by $1.4 million and $2.7 million for the three and six months ended March 31, 2023, respectively, as compared to the three and six months ended March 31, 2022. The three and six months ended March 31, 2023 includes restructuring charges related to the separation of personnel. Costs savings from these actions are expected to be realized by the end of June 30, 2023.

Non-Operating Income (Expenses)

Interest income – We recorded interest income of $10.3 million and $21.0 million for the three and six months ended March 31 2023, respectively, as compared to $3.1 million recorded in both the corresponding periods of the prior fiscal year. This increase in interest income is due to interest earned on the proceeds from the sale of the semiconductor automation business, including interest accrued on a net investment hedge, during the three and six month period ended March 31, 2023. Please refer to the Derivative Financial Instruments section of Note 2, “Summary of Significant Accounting Policies” in the Notes to the unaudited consolidated financial statements included in Item 1 “Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Interest expense – During the three and six months ended March 31, 2023 we recorded interest expense of $0.0 million and $0.0 million, respectively, as compared to $1.5 million and $2.0 million, respectively, during the corresponding period of the prior fiscal year. The decrease in interest expense for the three and six months ended March 31, 2023, is attributed to our previously outstanding term loan that was settled on February 1, 2022 using the proceeds from the sale of the semiconductor automation business. We incurred a loss on extinguishment of debt of $0.6 million during the three and six months ended March 31, 2022.

Other income (expenses) – We recorded other expense of $2.7 million and $1.5 million for the three and six months ended March 31, 2023, respectively, as compared to other expense of $1.2 million and $2.2 million, respectively, for the three and six months ended March 31, 2022, primarily due to lower foreign exchange losses during the period.

Income Tax Provision / Benefit

We recorded an income tax benefit of $3.3 million and $7.9 million, respectively during the three and six months ended March 31, 2023. The tax benefit for the three months ended March 31, 2023 was primarily driven by the pre-tax loss from operations during the period. The tax benefit for the six months ended March 31, 2023 was primarily driven by the pre-tax loss from operations and a $1.4 million deferred tax benefit resulting from the extension of a tax incentive in China. The effective tax rates for the three and six months ended March 31, 2023 are substantially higher than statutory rates. The effective rates are driven higher than the statutory rates by the discrete tax benefit in China noted above and the fair value adjustment of the contingent consideration related to the B Medical acquisition. The contingent consideration generated $17.1 million of pre-tax income that is not subject to income taxes, therefore, the tax benefit is being driven by a tax loss that is significantly higher than the book loss for these periods. The effective tax rate on a six-month basis without these discrete events is slightly higher than average statutory tax rates due to the jurisdictional mix of income with losses being generated in higher tax jurisdictions and income being generated in lower jurisdictions.

We recorded an income tax benefit of $3.2 million and $7.9 million, respectively during the three and six months ended March 31, 2022. The tax benefit for the three months ended March 31, 2022 was primarily driven by the benefit on loss from operations during the period. The tax benefit for the six months ended March 31, 2022 was increased by a $4.5 million discrete stock compensation windfall benefit for tax deductions that exceeded the associated book compensation expense. The tax benefit for the six months ended March 31, 2022 was partially offset by a $0.6 million charge to increase the deferred tax liability to reflect a change in the blended state income tax rate that results from the sale of the semiconductor business assets.

The effective tax rates for the three and six months ended March 31, 2022 were significantly higher than the statutory rates, which was driven by the tax benefit on the stock compensation deduction and near break-even pre-tax losses of $1.8 million and $5.0 million, respectively.

Discontinued Operations

There was no revenue from discontinued operations for the three and six months ended March 31, 2023. Revenue from discontinued operations was $60.8 million and $264.4 million for the three and six months ended March 31, 2022, respectively. Net loss from discontinued operation was $2.9 million for both of the three and six months ended March 31, 2023, primarily driven by a liability recorded for potential claims from the sale of the semiconductor cryogenics business in fiscal year 2018. Net Income from discontinued operations was $2.1 billion for both the three and six months ended March 31, 2022, representing the sale of the semiconductor solutions group on February 1, 2022. The income from discontinued operations only includes direct operating expenses incurred that (1) are clearly identifiable as costs being disposed of upon completion of the sale and (2) will not be continued by our company on an ongoing basis. Indirect expenses which supported the semiconductor automation business, and which remained as part of the continuing operations, are not reflected in income from discontinued operations.

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

Overview of Cash Flows and Liquidity

Our cash and cash equivalents, restricted cash and marketable securities as of March 31, 2023 and September 30, 2022 consist of the following (in thousands):

	March 31, 2023	September 30, 2022
Cash and cash equivalents	$667,365	$658,274
Restricted cash	4,511	383,023
Short-term marketable securities	513,651	911,764
Long-term marketable securities	266,176	352,020
	$1,451,703	$2,305,081

Our cash and cash equivalents, restricted cash and marketable securities were $1.5 billion as of March 31, 2023. As of March 31, 2023, we had cash, cash equivalents and restricted cash of $671.9 million, of which $542.2 million was held outside of the United States. If these funds are needed for the U.S. operations, we would need to repatriate these funds. As a result of changes in U.S. tax legislation, any repatriation in the future would likely not result in U.S. federal income tax. We had marketable securities of $779.8 million and $1.3 billion as of March 31, 2023 and September 30, 2022, respectively. Our marketable securities are generally readily convertible to cash without a material adverse impact.

Cash outflows for operating activities for the six months ended March 31, 2023 were $39.2 million, primarily due to payment of retention bonuses and cash settled stock-based awards, as well as state income taxes for the semiconductor automation business. Investing inflows of $114.5 million include $728.2 million of sales and maturities of marketable securities, offset by $21.7 million for capital expenditures and $387.7 million paid for the acquisition of B Medical. Financing activities for the six months ended March 31, 2023 include $500.0 million of outflows related to the accelerated share repurchase agreement. The effects of foreign exchange rate fluctuations reduced our cash balance by $60.4 million as of March 31, 2023.

Capital Resources

Share Repurchase Program

On September 29, 2015, our Board of Directors approved an authorization to repurchase up to $50 million of our common stock. On November 4, 2022, our Board of Directors terminated the existing share repurchase authorization and approved a new authorization to repurchase of up to $1.5 billion of our common stock, or the 2022 Repurchase Authorization. Repurchases under the 2022 Repurchase Authorization may be made in the open market or through privately negotiated transactions (including under an accelerated share repurchase, or ASR, agreement), or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, legal requirements, and other factors. We are not obligated to acquire any particular amount of common stock under the 2022 Repurchase Authorization, and share repurchases may be commenced or suspended at any time at our discretion. As part of the 2022 Repurchase Authorization, we entered into an ASR agreement for the repurchase of $500 million of our common stock on November 23, 2022, and received an initial delivery of, and retired, 6.1 million shares of common stock at that time. The ASR agreement terminated on April 3, 2023, and we received and retired an additional 4 million shares of common stock as of that date.

See Note 11, “Stockholders’ Equity” in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q for additional information about the ASR agreement.

Following the final termination of the ASR agreement in April 2023, new arrangements commenced under which we expect to repurchase up to an additional $500 million shares of our common stock in open market purchases, subject to market and business conditions, legal requirements, and other factors.

Contractual Obligations and Requirements

At March 31, 2023, we had non-cancellable commitments of $83.5 million, comprised primarily of purchase orders for inventory of $56.3 million, and information technology related commitments of $27.2 million.

Off-Balance Sheet Arrangements

As of March 31, 2023, we had no obligations, assets or liabilities which would be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting investment return on our cash and cash equivalents, restricted cash and short-term and long-term investments and fluctuations in foreign currency exchange rates.

Interest Rate Exposure

Our cash and cash equivalents and restricted cash consist principally of money market securities that are short-term in nature. At March 31, 2023, our aggregate short-term and long-term investments were $780 million, consisting mostly of highly rated corporate debt securities and municipal securities. At March 31, 2023, we had $9.2 million amount of securities in an unrealized loss position. A hypothetical 100 basis point change in interest rates would result in an approximate $6.6 million change in interest income earned during the three months ended March 31, 2023.

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

Currency Rate Exposure

We have transactions and balances denominated in currencies other than the functional currency of the transacting entity. Most of these transactions carrying foreign exchange risk are in Germany, the United Kingdom, Luxembourg, and China. Sales in currencies other than the U.S. dollar were approximately 24% and 37% of our total sales, respectively, during the six months ended March 31, 2023 and 2022. These sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.

In the normal course of our business, we have liquid assets denominated in non-functional currencies which include cash, short-term advances between our legal entities and accounts receivable which are subject to foreign currency exposure. Such balances were approximately $114.5 million and $102.8 million, respectively, at March 31, 2023 and September 30, 2022, and primarily relate to the Euro, British Pound, and the Chinese yuan. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to mitigate our exposures to currency movement. We incurred foreign currency gains of $0.9 million and $1.1 million during the six months ended March 31, 2023 and 2022, respectively, which related to the currency fluctuation on these balances between the time the transaction occurred and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates at March 31, 2023 and 2022 would result in an approximate change of $3.2 million and less than $0.2 million, respectively, in our net income during the six months ended March 31, 2023 and 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, and pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the Company’s management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures are effective.

In October 2022, we acquired B Medical Systems S.á r.l. and its subsidiaries (“B Medical”). We are in the process of evaluating the existing controls and procedures of B Medical and integrating B Medical into our internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for a period of one year following the date on which the acquisition is completed, we have excluded B Medical’s internal control over financial reporting from our assessment of disclosure controls and procedures as of the end of the period covered by this report. The total assets and total revenues of B Medical represent 2% and 18%, respectively, of the related consolidated financial statement amounts as of and for the six months ended March 31, 2023. Refer to Note 5, “Business Combinations – Acquisition Completed in Fiscal Year 2023” in the Notes to the unaudited consolidated financial statements included in Item 1 “Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (1)		Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our (in millions) ($) (1) (2)
January 1 – 31, 2023	-	$-	-		$1,000
February 1 – 30, 2023	-	-	-	-	1,000
March 1 – 31, 2023	-	-	-		1,000
Total	-	$-	-		$1,000

(1)	On November 4, 2022, our Board of Directors approved a new share repurchase authorization for the repurchase of up to $1.5 billion of our common stock, or the 2022 Repurchase Authorization, and terminated our previously authorized $50 million share repurchase authorization. On November 23, 2022, as part of the 2022 Repurchase Authorization, we entered into an accelerated share repurchase agreement, or the ASR Agreement, with JPMorgan Chase Bank, National Association, or the Dealer, for the repurchase of up to $500 million of our common stock. Approximately 6.1 million initial shares of common stock were received by us and retired in connection with entering into the ASR Agreement in November 2023. No shares were delivered to us under the ASR Agreement during the quarter ended March 31, 2023. On April 3, 2023, the transactions under the ASR Agreement terminated and, on April 5, 2023, we received final settlement of an additional 4 million shares of common stock for a total of approximately 10 million shares of common stock repurchased under the ASR Agreement. See Note 11, “Stockholders’ Equity” and Note 18, “Subsequent Event” in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q for additional information about the ASR Agreement.

(2)	Following the final termination of the ASR Agreement in April 2023, new arrangements commenced under which we expect to repurchase up to an additional $500 million shares of our common stock in open market purchases, subject to market and business conditions, legal requirements, and other factors.

Item 6. Exhibits

The following exhibits are included herein:

Exhibit No.	Description

31.01	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets; (ii) the unaudited Consolidated Statements of Operations; (iii) the unaudited Consolidated Statements of Comprehensive Income; (iv) the unaudited Consolidated Statements of Cash Flows; (v) the unaudited Consolidated Statements of Changes in Stockholders’ Equity; and (vi) the Notes to the unaudited Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded in the iXBRL document.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AZENTA, INC.

Date: May 10, 2023	/s/ Lindon G. Robertson
Lindon G. Robertson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2023	/s/ Vandana Sriram
Vandana Sriram
Senior Vice President-Global Finance
(Principal Accounting Officer)