Form 10-Q
period 2023-06-30
Azenta, Inc.
filed 2023-08-09
CIK 933974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2023

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to _________

Commission File Number 000-25434

AZENTA, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3040660
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Summit Drive, 6th Floor

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, August 3, 2023: common stock, $0.01 par value, and 60,153,892 shares outstanding.

AZENTA, INC.

Information Related to Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “likely” or similar statements or variations of such terms. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, margins, costs, earnings, profitability, product development, demand, acceptance and market share, competitiveness, market opportunities and performance, levels of research and development, the success of our marketing, sales and service efforts, outsourced activities, operating expenses, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customers’ success, tax expenses, our management’s plans and objectives for our current and future operations and business focus, our share repurchase program, litigation, our ability to retain, hire and integrate skilled personnel, the impact of the COVID-19 pandemic on our operations and results, our ability to identify and address increased cybersecurity risks, including as a result of employees working remotely, the anticipated growth prospects of our business, the expected benefits and other statements relating to our divestitures and acquisitions, the adequacy, effectiveness and success of our business transformation initiatives, our ability to continue to identify acquisition targets and successfully acquire and integrate desirable products and services and realize expected revenues and revenue synergies, our adoption of newly issued accounting guidance, the levels of customer spending, our dependence on key suppliers or vendors to obtain services for our business on acceptable terms, including the impact of supply chain disruptions, general economic conditions, the impact of inflation, the sufficiency of financial resources to support future operations, and capital expenditures. Such statements are based on current expectations and involve risks, uncertainties and other factors which may cause the actual results, our performance or our achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the Risk Factors which are set forth in our Annual Report on Form 10-K for the year ended September 30, 2022 filed with the Securities and Exchange Commission (“SEC”) on November 25, 2022 (the “2022 Annual Report on Form 10-K”), as updated and/or supplemented in subsequent filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release revisions to these forward-looking statements to reflect events or circumstances that occur after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence or effect of anticipated or unanticipated events. Precautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. Any additional precautionary statements made in our 2022 Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q.

Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to “we”, “us”, “our” and “the Company” refer to Azenta, Inc. and its consolidated subsidiaries.

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

This Quarterly Report on Form 10-Q includes our trademarks, trade names and service marks, which are our property and are protected under applicable intellectual property laws. Solely for convenience, trademarks, trade names and service marks may appear in this Quarterly Report on Form 10-Q without the ®, TM and SM symbols, but such references are not intended to indicate, in any way, that we or the applicable owner forgo or will not assert, to the fullest extent permitted under applicable law, our rights or the rights of any applicable licensors to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of us by, these other parties.

INDUSTRY AND OTHER DATA

Unless otherwise indicated, information contained in this Quarterly Report on Form 10-Q concerning our industry and the markets in which we operate, including our general expectations, market position and market opportunity, is based on management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. We believe the information from these third-party publications, research, surveys and studies included in this Quarterly Report on Form 10-Q is reliable. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the 2022 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q under “Information Related to Forward-Looking Statements” above and Part II, Item 1A “Risk Factors.” These and other factors could cause our future performance to differ materially from our assumptions and estimates.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AZENTA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	June 30,	September 30,
	2023	2022

Assets
Current assets
Cash and cash equivalents	$733,369	$658,274
Short-term marketable securities	390,492	911,764
Accounts receivable, net of allowance for expected credit losses ($8,403 and $5,162, respectively)	163,019	163,758
Inventories	142,102	85,544
Derivative asset	984	124,789
Short-term restricted cash	2,287	382,596
Prepaid expenses and other current assets	78,584	132,621
Total current assets	1,510,837	2,459,346
Property, plant and equipment, net	210,940	154,470
Long-term marketable securities	169,422	352,020
Long-term deferred tax assets	599	1,169
Goodwill	793,623	513,623
Intangible assets, net	312,055	178,401
Other assets	71,940	57,093
Total assets	$3,069,416	$3,716,122
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$37,990	$38,654
Deferred revenue	45,207	39,748
Accrued warranty and retrofit costs	6,258	2,890
Accrued compensation and benefits	33,848	41,898
Accrued income taxes payable	2,571	28,419
Accrued expenses and other current liabilities	77,753	78,937
Total current liabilities	203,627	230,546
Long-term tax reserves	1,738	1,684
Long-term deferred tax liabilities	65,700	64,555
Long-term pension liabilities	288	261
Long-term operating lease liabilities	61,799	49,227
Other long-term liabilities	12,764	6,463
Total liabilities	345,916	352,736

Stockholders' equity
Preferred stock, $0.01 par value - 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value - 125,000,000 shares authorized, 74,656,860 shares issued and 61,194,991 shares outstanding at June 30, 2023, 88,482,125 shares issued and 75,020,256 shares outstanding at September 30, 2022	747	885
Additional paid-in capital	1,323,215	1,992,017
Accumulated other comprehensive loss	(37,145)	(83,916)
Treasury stock, at cost - 13,461,869 shares at June 30, 2023 and September 30, 2022	(200,956)	(200,956)
Retained earnings	1,637,639	1,655,356
Total stockholders' equity	2,723,500	3,363,386
Total liabilities and stockholders' equity	$3,069,416	$3,716,122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue
Products	$67,296	$42,688	$205,011	$138,006
Services	98,652	90,047	287,704	279,925
Total revenue	165,948	132,735	492,715	417,931
Cost of revenue
Products	42,747	24,090	136,855	73,565
Services	55,196	49,045	160,754	146,897
Total cost of revenue	97,943	73,135	297,609	220,462
Gross profit	68,005	59,600	195,106	197,469
Operating expenses
Research and development	8,968	6,515	25,024	19,895
Selling, general and administrative	75,465	58,133	241,356	186,761
Contingent consideration - fair value adjustments	(1,404)	—	(18,549)	600
Restructuring charges	812	25	3,773	319
Total operating expenses	83,841	64,673	251,604	207,575
Operating loss	(15,836)	(5,073)	(56,498)	(10,106)
Other income (expense)
Interest income	11,347	6,822	32,406	9,933
Interest expense	—	(2,101)	—	(4,111)
Loss on extinguishment of debt	—	—	—	(632)
Other, net	819	630	(704)	(1,617)
(Loss) income before income taxes	(3,670)	278	(24,796)	(6,533)
Income tax (benefit) expense	(1,207)	7,293	(9,107)	(560)
Loss from continuing operations	(2,463)	(7,015)	(15,689)	(5,973)
Income (loss) from discontinued operations, net of tax	993	(2,555)	(1,943)	2,159,597
Net (loss) income	$(1,470)	$(9,570)	$(17,632)	$2,153,624
Basic and diluted net (loss) income per share:
Loss from continuing operations	$(0.04)	$(0.09)	$(0.23)	$(0.08)
Income (loss) from discontinued operations, net of tax	0.02	(0.03)	(0.03)	28.84
Net (loss) income per share	$(0.02)	$(0.13)	$(0.26)	$28.76
Weighted average shares used in computing net (loss) income per share:
Basic and diluted	63,432	74,989	68,494	74,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net income (loss)	$(1,470)	$(9,570)	$(17,632)	$2,153,624
Other comprehensive income (loss), net of tax:
Foreign currency translation reclassification adjustments included in income from discontinued operations (Note 2)	—	—	—	(16,567)
Net investment hedge currency translation adjustment, net of tax effects of $(75) and $(24,315) for the three and nine months ended June 30, 2023 and $13,815 and $16,733 for the three and nine months ended June 30, 2022	(218)	41,956	(70,478)	49,081
Foreign currency translation adjustments	1,876	(70,179)	113,140	(85,160)
Changes in unrealized gains (losses) on marketable securities, net of tax effects of $23 and $1,418 for the three and nine months ended June 30, 2023 and $(911) and $(1,809) for the three and nine months ended June 30, 2022	67	(2,898)	4,109	(5,306)
Actuarial gains, net of tax effects of $0 and $0 during the three and nine months ended June 30, 2023, $7 and $27 during the three and nine months ended June 30, 2022	—	26	—	108
Total other comprehensive income (loss), net of tax	1,725	(31,095)	46,771	(57,844)
Comprehensive income (loss)	$255	$(40,665)	$29,139	$2,095,780

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended
	June 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(17,632)	$2,153,624
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	63,443	38,813
Stock-based compensation	10,091	10,715
Contingent consideration adjustment	(18,549)	—
Amortization and accretion on marketable securities	(6,942)	(7,048)
Deferred income taxes	(25,149)	24,207
Loss on extinguishment of debt	—	632
Purchase accounting impact on inventory	8,737	—
(Gain) loss on disposals of property, plant and equipment	37	(100)
Gain on divestiture, net of tax	—	(2,128,761)
Fees paid stemming from divestiture	—	(52,461)
Taxes paid stemming from divestiture	—	(431,600)
Changes in operating assets and liabilities:
Accounts receivable	29,028	(16,298)
Inventories	(4,104)	(61,345)
Accounts payable	(13,193)	(8,320)
Deferred revenue	2,496	8,580
Accrued warranty and retrofit costs	1,412	(28)
Accrued compensation and tax withholdings	(15,830)	13,835
Accrued restructuring costs	311	(126)
Other current assets and liabilities	(36,578)	(19,999)
Net cash used in operating activities	(22,422)	(475,680)
Cash flows from investing activities
Purchases of property, plant and equipment	(29,218)	(59,730)
Purchases of technology intangibles	—	(4,000)
Purchases of marketable securities	(236,194)	(1,525,993)
Sales and maturities of marketable securities	951,504	503,505
Proceeds from divestiture, net of cash transferred	—	2,926,286
Net Investment hedge settlement	29,313	—
Acquisitions, net of cash acquired	(386,508)	—
Net cash provided by investing activities	328,897	1,840,068
Cash flows from financing activities
Proceeds from issuance of common stock	—	3,461
Principal payments on debt	—	(49,725)
Common stock dividends paid	—	(7,494)
Payment for contingent consideration related to acquisition	—	(10,400)
Payment of finance leases	(181)	(355)
Stock repurchase	(672,116)	—
Withholding tax payments on net share settlements on equity awards	(4,924)	—
Net cash used in financing activities	(677,221)	(64,513)
Effects of exchange rate changes on cash and cash equivalents	65,610	(98,972)
Net (decrease) increase in cash, cash equivalents and restricted cash	(305,136)	1,200,903
Cash, cash equivalents and restricted cash, beginning of period	1,041,296	285,333
Cash, cash equivalents and restricted cash, end of period	$736,160	$1,486,236
Supplemental disclosures:
Cash paid for income taxes, net	41,064	452,461
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
	June 30,	September 30,
	2023	2022
Cash and cash equivalents of continuing operations	$733,369	$658,274
Short-term restricted cash	2,287	382,596
Long-term restricted cash included in other assets	504	426
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$736,160	$1,041,296

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(In thousands, except share data)

		Common		Accumulated
	Common	Stock at	Additional	Other
	Stock	Par	Paid-In	Comprehensive	Retained	Treasury	Total
	Shares	Value	Capital	Income (Loss)	Earnings	Stock	Equity

Balance March 31, 2023	82,602,702	$826	$1,495,118	$(38,870)	$1,639,109	$(200,956)	$2,895,227
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	8,713	0	(18)	—	—	—	(18)
Accelerated share repurchase	(3,981,921)	—	—	—	—	(1,637)	(1,637)
Open market repurchases	(3,972,634)	—	—	—	—	(174,322)	(174,322)
Retirement of treasury shares	—	(80)	(175,880)	—	—	175,959	—
Stock-based compensation	—	—	3,995	—	—	—	3,995
Net investment hedge currency translation adjustment, net of tax	—	—	—	(218)	—	—	(218)
Foreign currency translation adjustments	—	—	—	1,876	—	—	1,876
Changes in unrealized gains (losses) on marketable securities, net of tax	—	—	—	67	—	—	67
Net income (loss)	—	—	—	—	(1,470)	—	(1,470)
Balance June 30, 2023	74,656,860	$747	$1,323,215	$(37,145)	$1,637,639	$(200,956)	$2,723,500

Balance March 31, 2022	88,450,083	$885	$1,986,796	$(7,398)	$1,685,649	$(200,956)	$3,464,976
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	1,140	—	—	—	—	—	—
Stock-based compensation	—	—	3,485	—	—	—	3,485
Net investment hedge currency translation adjustment, net of tax	—	—	—	41,956	—	—	41,956
Foreign currency translation adjustments	—	—	—	(70,179)	—	—	(70,179)
Changes in unrealized gains (losses) on marketable securities, net of tax				(2,898)			(2,898)
Actuarial losses, net of tax	—	—	—	26	—	—	26
Net income (loss)	—	—	—	—	(9,570)	—	(9,570)
Other	—	—	—	—	(10)		(10)
Balance June 30, 2022	88,451,223	$885	$1,990,281	$(38,493)	$1,676,069	$(200,956)	$3,427,786

		Common		Accumulated
	Common	Stock at	Additional	Other
	Stock	Par	Paid-In	Comprehensive	Retained	Treasury	Total
	Shares	Value	Capital	Income (Loss)	Earnings	Stock	Equity

Balance September 30, 2022	88,482,125	$885	$1,992,017	$(83,916)	$1,655,356	$(200,956)	$3,363,386
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	219,424	2	(3,074)	—	—	—	(3,072)
Accelerated share repurchase	(10,072,055)	—	—	—	—	(501,637)	(501,637)
Open market repurchases	(3,972,634)	—	—	—	—	(174,322)	(174,322)
Retirement of treasury shares	—	(140)	(675,819)	—	—	675,959	—
Stock-based compensation	—	—	10,091	—	—	—	10,091
Net investment hedge currency translation adjustment, net of tax	—	—	—	(70,478)	—	—	(70,478)
Foreign currency translation adjustments	—	—	—	113,140	—	—	113,140
Changes in unrealized gains (losses) on marketable securities, net of tax	—	—	—	4,109	—	—	4,109
Net income (loss)	—	—	—	—	(17,632)	—	(17,632)
Other	—	—	—	—	(85)	—	(85)
Balance June 30, 2023	74,656,860	$747	$1,323,215	$(37,145)	$1,637,639	$(200,956)	$2,723,500

Balance September 30, 2021	87,808,922	$878	$1,976,112	$19,351	$(470,051)	$(200,956)	$1,325,334
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	642,301	7	3,454	—	—	—	3,461
Stock-based compensation	—	—	10,715	—	—	—	10,715
Common stock dividends declared, at $0.10 per share	—	—	—	—	(7,494)	—	(7,494)
Net investment hedge currency translation adjustment, net of tax	—	—	—	49,081	—	—	49,081
Foreign currency translation adjustments reclassed out of accumulated other comprehensive income related to discontinued operations	—	—	—	(16,567)	—	—	(16,567)
Foreign currency translation adjustments	—	—	—	(85,160)	—	—	(85,160)
Changes in unrealized gains (losses) on marketable securities, net of tax	—	—	—	(5,306)	—	—	(5,306)
Actuarial losses, net of tax	—	—	—	108	—	—	108
Net income (loss)					2,153,624		2,153,624
Other	—	—	—	—	(10)	—	(10)
Balance June 30, 2022	88,451,223	$885	$1,990,281	$(38,493)	$1,676,069	$(200,956)	$3,427,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Operations

Azenta, Inc. (“Azenta”, or the “Company”) is a leading global provider of sample exploration and management solutions for the life sciences industry. The Company supports its customers from research to clinical development with its sample management, automated storage, and genomic services expertise to help bring impactful therapies to market faster.

Risks and Uncertainties

The Company is subject to risks common to companies in the markets it serves, including, but not limited to, global economic and financial market conditions, fluctuations in customer demand, acceptance of new products, development by its competitors of new technological innovations, risk of disruption in its supply chain, the implementation of tariffs and export controls, inflation, dependence on key personnel, protection of proprietary technology and compliance with domestic and foreign regulatory authorities and agencies.

The COVID-19 pandemic has had varying impacts on our financial results. In the first two years of the pandemic, any marginal adverse impact was more than offset by incremental orders related to virus research, COVID testing and vaccine development and commercialization. There has been limited COVID-related demand after the second fiscal quarter of 2022, and therefore, our revenue trends since then have been negatively impacted when compared to prior periods. Future impacts on the Company’s financial results are not fully determinable, as the continuing impact of the pandemic on the economy and markets which the Company serves is unknown, but will be dependent, in part, on future variants of the virus and vaccine effectiveness against these variants and new or prolonged government responses to the pandemic. The Company’s financial results will also depend on variables including reduced demand from its customers, the degree that the supply chain may be constrained which could impact its delivery of products and services and the potential negative impact on its operations if there is an outbreak among the Company’s employees, as well as the amount of incremental demand caused by research and treatments in the areas of COVID-19 or related threats.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and all entities where it has a controlling financial interest and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying year-end balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2023, and the results of its operations for the three and nine months ended June 30, 2023 and 2022, and cash flows for the nine months ended June 30, 2023 and 2022, respectively.

Certain information and disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022 filed with the U.S. Securities and Exchange Commission on November 25, 2022 (the “2022 Annual Report on Form 10-K”).

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect amounts reported in the financial statements and notes thereto. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may differ from these estimates. Significant estimates are associated with recording accounts receivable, inventories, goodwill, intangible assets other than goodwill, contingent consideration liabilities related to business combinations, long-lived assets, derivative financial instruments, deferred income taxes, warranty obligations, revenue over time, and stock-based compensation expense. The Company assesses the estimates on an ongoing basis and records changes in estimates in the period they occur and become known.

The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, including results of operations and financial condition, will depend on future developments that are highly uncertain. This includes results from new information that may emerge concerning COVID-19 and any actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The Company has made estimates of the impact of COVID-19 in the analysis of its financial statements.

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

Significant judgment is used in determining fair values of assets acquired and liabilities assumed and contingent consideration, as well as intangibles and their estimated useful lives. Fair value and useful life determinations may be based on, among other factors, estimates of future expected cash flows and appropriate discount rates used in computing present values. These judgments may materially impact the estimates used in allocating acquisition date fair values to assets acquired and liabilities assumed, as well as our current and future operating results. Actual results may vary from these estimates and may result in adjustments to goodwill and acquisition date fair values of assets and liabilities during a measurement period or upon a final determination of asset and liability fair values, whichever occurs first. Adjustments to fair values of assets and liabilities made after the end of the measurement period are recorded within our operating results.

Changes in the fair value of contingent consideration resulting from a change in the underlying inputs are recognized in results of operations until the arrangement is settled.

Foreign Currency Translation

Certain transactions of the Company and its subsidiaries are denominated in currencies other than their functional currency. Foreign currency exchange gains (losses) generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other income (expense)” in the Condensed Consolidated Statements of Operations. Net foreign currency transaction and remeasurement gains were $0.1 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively. Net foreign currency transaction and remeasurement losses were $2.7 million and $2.9 million during the nine months ended June 30, 2023 and 2022, respectively.

The determination of the functional currency of the Company’s subsidiaries is based on their financial and operational environment and is the local currency of the Company’s foreign subsidiaries. The subsidiaries’ assets and liabilities are translated into the reporting currency at period-end exchange rates, while revenue, expenses, gains and losses are translated at the average exchange rates during the period. Gains and losses from foreign currency translations are recorded in “Accumulated other comprehensive income (loss)” in the Condensed Consolidated Balance Sheets and presented as “Foreign currency translation adjustments” in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Derivative Financial Instruments

The Company has transactions and balances denominated in currencies other than the functional currency of the transacting entity. Most of these transactions carry foreign exchange risk in Germany, the United Kingdom and China. The Company enters into foreign exchange contracts to reduce its exposure to currency fluctuations. The arrangements typically mature in three months or less and they do not qualify for hedge accounting. Net gains and losses related to these contracts are recorded as a component of “Other income (expense)” in the Condensed Consolidated Statements of Operations and are as follows for the three and nine months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Realized gains (losses) on derivatives not designated as hedging instruments	$182	$848	$(1,930)	$1,903

The fair values of the forward contracts are recorded in the Condensed Consolidated Balance Sheets as “Prepaid expenses and other current assets” and “Accrued expenses and other current liabilities”. Foreign exchange contract assets and liabilities are measured and reported at fair value based on observable market inputs and classified within Level 2 of the fair value hierarchy described below due to a lack of an active market for these contracts.

Hedging Activities

On February 1, 2022, the Company entered into a cross-currency swap agreement to hedge the variability of exchange rate impacts between the U.S. dollar and the Euro. Under the terms of the cross-currency swap agreement, the Company notionally exchanged $1.0 billion for €915.0 million at a weighted average interest rate of 1.20%. The designated notional amount was $960.0 million and the actual interest rate was 1.28%. The 1.28% rate was in the range of the market value for that day and was the true interest rate on the notional amount. The Company designated the cross-currency swap as a hedge of net investments against one of its Euro denominated subsidiaries requiring an exchange of the notional amounts at maturity. At the maturity of the cross currency-swap on February 1, 2023, the Company delivered a notional amount of €852.0 million and received a notional amount of $960.0 million at an exchange rate of 1.13, which included realization of a gain of $29.3 million, which was recorded in “Accumulated other comprehensive income (loss)” in the Condensed Consolidated Balance Sheets.

On February 1, 2023, the Company entered into another cross-currency swap agreement to hedge the variability of exchange rate impacts between the U.S. dollar and the Euro. Under the terms of the cross-currency swap agreement, the Company notionally exchanged $436.0 million for €400.0 million at a weighted average interest rate of 1.66%. The Company designated the cross-currency swap as a hedge of net investments against one of its Euro denominated subsidiaries, which requires an exchange of the notional amounts at maturity on February 1, 2024.

The cross-currency swaps are marked to market at each reporting period, representing the fair values of the cross-currency swap and any changes in fair value are recognized as a component of “Accumulated other comprehensive income (loss)” in the Condensed Consolidated Balance Sheets. Interest accrued on the cross-currency swap is recorded within “Interest income” in the Condensed Consolidated Statements of Operations. For the three and nine months ended June 30, 2023, the Company recorded a net loss of $0.2 and $70.5 million, respectively, to “Accumulated other comprehensive income (loss)” and recorded “Interest income” of $1.8 million and $7.1 million on these instruments for the three and nine months ended June 30, 2023, respectively.

Marketable Securities

The Company invests in marketable securities that are classified as available-for-sale and records them at fair value in the Condensed Consolidated Balance Sheets. Marketable securities reported as current assets represent investments that mature within one year from the balance sheet date. Long-term marketable securities represent investments with maturity dates greater than one year from the balance sheet date.

Unrealized gains and losses are excluded from earnings and reported as a separate component of “Accumulated other comprehensive income (loss)” in the Condensed Consolidated Balance Sheets until the security is sold or matures. Gains or losses realized from sales of marketable securities are computed based on the specific identification method and recognized as a component of “Other income (expense)” in the accompanying unaudited Condensed Consolidated Statements of Operations.

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

Fair Value Measurement

The Company measures certain financial assets and liabilities, including cash equivalents, available-for-sale securities, accounts receivable, accounts payable, contingent consideration liability and derivative instruments at fair value. The Company applies a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following levels of inputs may be used to measure fair value:

●	Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The fair value hierarchy gives the highest priority to Level 1 inputs.
●	Level 2: Observable inputs other than prices included in Level 1, including quoted prices for similar assets or liabilities in active markets and quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3: Unobservable inputs that are significant to the fair value of the assets or liabilities and reflect an entity’s own assumptions in pricing assets or liabilities since they are supported by little or no market activity.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs, as well as considering counterparty credit risk in its assessment of fair value.

The Company measures certain assets, including the cost and equity method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparable prices, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary

Accounts Receivable and Allowance for Expected Credit Losses and Sales Returns

Trade accounts receivable do not bear interest and are recorded at the invoiced amount. The Company maintains an allowance for expected credit losses representing its best estimate of expected credit losses related to its existing accounts receivable and their net realizable value. The Company determines the allowance based on several factors, including an evaluation of customer credit worthiness, the age of the outstanding receivables, economic trends, historical experience and other information over the payment periods. The Company reviews and adjusts the allowance for expected credit losses on a quarterly basis. Accounts receivable balances are written off against the allowance for expected credit losses when the Company determines that the balances are not recoverable. Provisions for expected credit losses are recorded in “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Operations. The Company determines the allowance for sales returns based on its best estimate of expected customer returns. Provisions for sales returns are recorded in “Revenue” in the Condensed Consolidated Statements of Operations. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

The ROU asset for operating leases is included within “Other assets” and the ROU asset for finance leases is included within “Property, plant, and equipment, net” in the Condensed Consolidated Balance Sheets. The short-term lease liabilities for both operating leases and finance leases are included within “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheets. The long-term lease liabilities for operating leases and finance leases are included within “Long-term operating lease liabilities”, and “Other long-term liabilities”, respectively, in the Condensed Consolidated Balance Sheets.

Goodwill

Goodwill represents the excess of purchase price over the fair value of net tangible and identifiable intangible assets of businesses acquired by the Company. Goodwill is tested for impairment annually or more often if impairment indicators are present at the reporting unit level. The Company elected April 1st as its annual goodwill impairment assessment date. If the existence of events or circumstances indicates that it is more likely than not that fair values of the reporting units are below their carrying values, the Company performs additional impairment tests during interim periods to evaluate goodwill for impairment.

Application of the goodwill impairment test requires significant judgment based on market and operational conditions at the time of the evaluation, including management’s best estimate of future business activity and the related estimates of future cash flows from the reporting units that include the associated goodwill. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then current fair market values. Future business conditions and/or activity could differ materially from the projections made by management which could result in impairment charges.

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

The Company first assesses qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company determines, based on this assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying value, management performs a quantitative goodwill impairment test by comparing the reporting unit’s fair value with its carrying value. An impairment loss is recognized for the amount by which the reporting unit’s carrying value exceeds its fair value, up to the total amount of goodwill allocated to the reporting unit.

We determine fair values of our reporting units based on an income approach in accordance with the discounted cash flow method, (the “DCF Method”). The DCF Method is based on projected future cash flows and terminal value estimates discounted to their present values. Terminal value represents the present value an investor would pay on the valuation date for the rights to the cash flows of the business for the years subsequent to the discrete cash flow projection period. We consider the DCF Method to be the most appropriate valuation technique since it is based on management’s long-term financial projections. In addition to determining the fair value of our reporting units based on the DCF Method, we also compare the aggregate values of our net corporate assets and reporting unit fair values to our overall market capitalization and use certain market-based valuation techniques to assess the reasonableness of the reporting unit fair values determined in accordance with the DCF Method. The key inputs used in the DCF Method include revenue growth rates, gross margin percentages, selling, general and administrative expense percentages and discount rates that are at or above our weighted average cost of capital. We derive discount rates that are commensurate with the risks and uncertainties inherent in the respective reporting units and our internally developed projections of future cash flows.

Application of the goodwill impairment test requires judgment based on market and operational conditions at the time of the evaluation, including management’s best estimates of the reporting unit’s future business activity and the related estimates and assumptions of future cash flows from the assets that include the associated goodwill. Different assumptions of revenue growth rates, gross margin percentages, selling, general and administrative expense percentages and the discount rate used in the DCF Method could result in different estimates of the reporting unit’s fair value as of each testing date.

Warranty Obligations

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

Stock-Based Compensation

The fair value of restricted stock units is determined based on the number of shares granted and the closing price of the Company’s common stock quoted on the Nasdaq Stock Market on the date of grant. For awards that vest based on service conditions, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. For awards that vest subject to performance conditions, the Company recognizes stock-based compensation expense ratably over the performance period if it is probable that performance condition will be met and adjusts for the percentage of shares probable of achieving the performance goals. Each quarter, management assesses the probability of achieving the performance goals. The Company makes estimates of stock award forfeitures and the number of awards expected to vest. The Company considers many factors in developing forfeiture estimates, including award types, employee classes and historical experience. Current estimates may differ from actual results and future changes in estimates.

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. The ASUs provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The provisions of the ASUs were only available until December 31, 2022, when the reference rate replacement activity was expected to be completed. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, extending the relief offered in this series of ASUs through December 31, 2024. The adoption of these ASUs is not expected to have a material impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Pronouncements

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) – Disclosures by Business Entities about Government Assistance. The amendment in this ASU requires disclosures to increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. This ASU is effective for annual periods beginning after December 15, 2021. The Company will adopt the provisions of this ASU in the annual consolidated financial statements for fiscal 2023.

In June 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. This ASU is effective for annual periods beginning after December 15, 2021. The adoption of this ASU on October 1, 2022 did not have a material impact on the Company’s consolidated financial statements.

Other

For further information regarding the Company’s significant accounting policies, please refer to Note 2, Summary of Significant Accounting Policies of this Quarterly Report on Form 10 Q and in the Notes to our audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of our 2022 Annual Report on Form 10 K.

3. Discontinued Operations

Disposition of the Semiconductor Automation Business

On September 20, 2021, the Company entered into a definitive agreement to sell its semiconductor automation business to Thomas H. Lee Partners, L.P. (“THL”) and the Company determined that the semiconductor automation business met the criteria to be classified as a discontinued operation and, as a result, its historical financial results are reflected in the condensed consolidated financial statements as a discontinued operation, and assets and liabilities were classified as assets and liabilities held for sale. On February 1, 2022, the Company completed the sale of the semiconductor automation business for $2.9 billion in cash. As part of the transaction, the Company recorded an $18.1 million liability related to retention bonuses and cash settled stock-based awards for former employees of the Company that were conveyed with the transaction. The Company paid $0.6 million of these payments during the year ended September 30, 2022 and remitted the remaining payments to THL in November 2022, and THL directly paid the Company’s former employees. Following the completion of the sale, the Company no longer serves the semiconductor market.

In connection with the closing of the sale, the Company and THL entered into a transition services agreement under which both the Company and THL will provide each other certain transition services related to finance and accounting, information technology, human resources, compliance, facilities, legal and research and development support, for time periods ranging from three to 24 months. In addition, the Company agreed to lease back a portion of the facilities in Chelmsford, Massachusetts, that were sold to THL as part of the sale agreement. The leases are 24 months but may be terminated earlier by the Company upon 90 days’ notice to THL. As of June 30, 2023, one of the two original leases is still in effect. The transition services and lease agreements approximate fair value and do not have a material impact on the Company’s financial results or operations.

During the three months ended June 30, 2023, the Company recorded a $1.0 million gain on divestiture. The following table presents the financial results of discontinued operations with respect to the semiconductor automation business for the three and nine months ended June 30, 2022 (in thousands):

	Three Months Ended June 30,	Nine Months Ended June 30,
	2022	2022
Revenue
Products	$-	$244,962
Services	-	19,468
Total revenue	-	264,430
Cost of revenue
Products	-	141,165
Services	-	11,159
Total cost of revenue	-	152,324
Gross profit	-	112,106
Operating expenses
Research and development	-	18,486
Selling, general and administrative	480	30,622
Total operating expenses	480	49,108
Operating (loss) income	(480)	62,998
(Loss) gain on divestiture	(990)	2,560,384
(Loss) income before income taxes	(1,470)	2,623,382
Income tax provision	1,085	463,785
Net (loss) income from discontinued operations	$(2,555)	$2,159,597

The following table presents the significant non-cash items and capital expenditures for the discontinued operations with respect to the semiconductor automation business that are included in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended June 30,	Nine Months Ended June 30,
	2022	2022
Capital expenditures	$-	$2,862
Stock-based compensation	$-	$8,032

4. Business Combinations

The Company recorded the assets acquired and liabilities assumed related to the following acquisitions at their fair values as of the acquisition date, from a market participant’s perspective. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed on the acquisition date, its estimates and assumptions are subject to refinement. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. The measure period to finalize the fair values is completed within one year after the respective acquisition date.

Acquisitions Completed in Fiscal Year 2023

Ziath Ltd

On February 2, 2023, the Company acquired Ziath, Ltd. and its subsidiaries (“Ziath”). Based in Cambridge, United Kingdom, Ziath is a leading provider of 2D barcode readers for life science applications. Founded in 2005, Ziath’s innovative 2D barcode readers are a key component of the laboratory automation workflow serving pharmaceutical, biotechnology and academic customers worldwide. Ziath will enhance the Company’s offerings, which support the entire lifecycle of sample management from specimen collection to sample registration, storage and processing. The acquisition was completed at a purchase price of $16.0 million, net of cash acquired. The acquired business is included in the Life Sciences Products segment.

The allocation of the consideration included $12.0 million of goodwill, $4.1 million of technology, $1.1 million of deferred tax liability, $0.6 million of customer relationships, $0.3 million of trademarks, and several other assets and liabilities. The weighted average life of completed technology is 10 years, customer relationships is 13 years, and trademarks is 13 years. The goodwill represents the Company’s ability to provide a differentiated technology enabling high throughput scanning of varied formats of consumables. The goodwill is not expected to be deductible for income tax purposes.

The Company did not present pro forma financial information for its condensed consolidated results of operations for the acquisition because such results are immaterial.

B Medical Systems S.á r.l.

On October 3, 2022, the Company acquired B Medical Systems S.á r.l. and its subsidiaries ("B Medical"), for a purchase price of $432.2 million including contingent consideration, which the Company estimated to be $17.0 million as of the measurement date. B Medical is a market leader in temperature-controlled storage and transportation solutions that enables the delivery of life-saving treatments to more than 150 countries worldwide. B Medical’s results of operations are reported in the Company’s Life Sciences Products segment from the date of acquisition. The Company paid a total initial cash purchase price at closing of $424.0 million, as adjusted for cash acquired and other items pursuant to the acquisition agreement. B Medical Systems Holdings S.A (the “Seller”) is eligible to earn up to €50.0 million in contingent consideration based upon achievement of certain financial metrics by B Medical. The Company repaid B Medical’s outstanding debt of $43.1 million prior to September 30, 2022 which is included in the purchase price and was classified in prepaid assets as of September 30, 2022. In addition, the Company recorded $381.0 million in short-term restricted cash as of September 30, 2022, which was reserved to complete the acquisition which occurred on October 3, 2022.

The contingent consideration payment from the Company to the Seller is based on achievement of certain revenue targets over the one-year period from October 3, 2022 to September 30, 2023. The Company recorded the estimated fair value of the contingent consideration liability utilizing a Monte Carlo simulation that incorporates revenue projections, revenue growth rates of comparable companies, implied volatility and a risk adjusted discount rate. Each quarter, the Company is required to remeasure the fair value of this liability as assumptions change over time and any resulting adjustments in the fair value of this liability are recorded in “Operating expenses” in the Condensed Consolidated Statements of Operations. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level 3 measurement. This fair value measurement is directly impacted by the Company’s estimate of future incremental revenue growth of the business. Accordingly, if actual revenue growth is higher or lower than the estimates within the fair value measurement, the Company would record additional charges or gains. As of June 30, 2023, the fair value of the contingent consideration liability was determined to be zero as compared to $1.4 million as of March 31, 2023.

The purchase price was allocated to B Medical’s tangible and identifiable intangible assets acquired and liabilities assumed based on the estimated fair values as of October 3, 2022, as set forth below (in thousands):

Fair Value
Accounts receivable	$19,549
Inventory	49,497
Other assets	10,769
Property plant and equipment	54,149
Identifiable Intangible Assets:
Completed technology	100,600
Trademarks	5,500
Customer relationships	36,700
Backlog	600
Other liabilities	(31,489)
Deferred income taxes, net	(42,974)
Goodwill	229,260
Total purchase price, net of cash acquired	$432,160

During the three months ended June 30, 2023, the purchase price, net of cash acquired, remains the same. The Company recorded an adjustment during the three months ended June 30, 2023 which resulted in a net increase to goodwill of $0.4 million related to a $0.4 million increase in accrued liabilities.

In performing the purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, and historical financial performance and estimates of future performance of B Medical’s business. The allocation of the purchase price is preliminary as the Company continues to gather information supporting the assets acquired and liabilities assumed. As part of the purchase price allocations, the Company determined the identifiable intangible assets were completed technology, trademarks, customer relationships and backlog. The fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using a rate of 13%. The cash flows were based on estimates used to price the transaction, and the discount rate applied was benchmarked to the implied rate of return from the transaction and the weighted average cost of capital. The weighted average life of completed technology is 10 years, customer relationships is 16 years, trademarks is five years and backlog is one year. The intangible assets acquired are amortized over their respective weighted average life using methods that approximate the pattern in which the economic benefits are expected to be realized. The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. Goodwill of $229.3 million largely reflects the potential expansion of the Company's cold chain capabilities in the Company’s Life Sciences Products segment by adding differentiated solutions for reliable and traceable transport of temperature-controlled specimens. The goodwill is not expected to be deductible for income tax purposes.

The following financial information reflects our condensed consolidated results from B Medical (in thousands):

	Three Months Ended June 30,	Nine Months Ended June 30,
	2023	2023

Revenue	$27,275	$84,552
Net (loss) income	$(5,169)	$(18,174)

The Company incurred $3.6 million in transaction costs related to the acquisition of which $0.0 million and $3.6 million were incurred during the three and nine months ended June 30, 2023, respectively.

The following unaudited pro forma financial information reflects our condensed consolidated results of operations as if the acquisition had taken place on October 1, 2021 (in thousands). The unaudited pro forma financial information is not necessarily indicative of the results of operations that we would have reported had the transaction occurred at the beginning of these periods nor is it necessarily indicative of future results.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022

Revenue	$165,948	$152,641	$492,715	$510,074
Net (loss) income	$492	$(14,605)	$(8,128)	$2,135,512

The unaudited pro forma earnings for the three and nine months ended June 30, 2023 have been adjusted to exclude $2.0 million and $5.9 million, respectively, of property, plant and equipment, inventory, and intangible asset step-up depreciation and amortization expense of $0.0 million and $3.6 million, respectively, of non-recurring acquisition related transaction costs. To present our condensed consolidated results of operations as if the acquisition had taken place on October 1, 2021, the unaudited pro forma earnings for the three and nine months ended June 30, 2022 have been adjusted to include $6.2 million and $18.9 million, respectively, of property, plant and equipment, inventory, and intangible asset step-up depreciation and amortization expense. Non-recurring acquisition related items and significant GAAP adjustments in the three and nine months ended June 30, 2022 include $0.0 million and $8.9 million, respectively, of transactions costs, exclude $0.2 million and $5.9 million, respectively, of debt interest expense, include $0.0 million and $1.4 million, respectively, expense of capitalized research and development costs, and exclude $1.6 million and $6.4 million of adjustments for tax impact, respectively. The pro forma financial information does not include any anticipated cost savings or other effects of the integration of B Medical. Accordingly, the unaudited pro forma financial information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations.

Acquisition Completed in Fiscal Year 2022

Barkey Holding GmbH

On July 1, 2022, the Company acquired Barkey Holding GmbH and its subsidiaries (“Barkey”), a leading provider of controlled-rate thawing devices for customers in the medical, biotechnology and pharmaceutical industries, head quartered in Leopoldshöhe, Germany. The financial results for Barkey are included within the Life Sciences Products segment. The total cash purchase price of the acquisition was $84.8 million, net of cash acquired. The acquisition added innovative products and capabilities that extend the Company’s extensive cold chain of condition portfolio of products and services, while also expanding the Company’s customer reach in the fast-growing cell and gene therapy space. The allocation of the consideration included $3.0 million of customer relationships, $29.0 million of technology, $57.8 million of goodwill, $9.8 million of deferred tax liabilities, and several other assets and liabilities. The weighted useful life of all the intangible assets acquired is 15 years. The goodwill and intangibles are not tax deductible.

The Company did not present pro forma financial information for its condensed consolidated results of operations for the acquisition because such results are immaterial.

5. Marketable Securities

The Company had sales and maturities of marketable securities of $223.3 million and $951.5 million in the three and nine months ended June 30, 2023, respectively. There were $499.8 million and $503.5 million sales and maturities of marketable securities in the three and nine months ended June 30, 2022, respectively. There were immaterial and $0.8 million realized losses on the sale and maturities of marketable securities in the three and nine months ended June 30, 2023, respectively. There were immaterial realized gains on the sale and maturities of marketable securities in the three and nine months ended June 30, 2022.

Amortized cost and the fair value, including accrued interest receivable and unrealized gains (losses) on the short-term and long-term marketable securities as of June 30, 2023 and September 30, 2022 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
June 30, 2023:
U.S. Treasury securities and obligations of U.S. government agencies	$311,618	$(3,731)	$1	$307,888
Bank certificates of deposits	9,078	(194)	—	8,884
Corporate securities	248,309	(5,186)	—	243,123
Municipal securities	20	(1)	—	19
	$569,025	$(9,112)	$1	$559,914
September 30, 2022:
U.S. Treasury securities and obligations of U.S. government agencies	$804,774	$(6,163)	$21	$798,632
Bank certificates of deposits	8,335	(158)	1	8,178
Corporate securities	406,270	(8,113)	—	398,157
Municipal securities	59,043	(226)	—	58,817
	$1,278,422	$(14,660)	$22	$1,263,784

The fair values of the marketable securities by contractual maturities as of June 30, 2023 were as follows (in thousands):

	Amortized
	Cost	Fair Value
Due in one year or less	$394,811	$390,492
Due after one year through five years	171,049	166,257
Due after five years through ten years	—	—
Due after ten years	3,165	3,165
Total marketable securities	$569,025	$559,914

Expected maturities could differ from contractual maturities because the security issuers may have the right to prepay obligations without prepayment penalties.

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. The Company does not believe any unrealized losses represent impairments based on our evaluation of the available evidence.

6. Accounts Receivable, Net

The following is a summary of accounts receivable, net as of June 30, 2023 and September 30, 2022 (in thousands):

	June 30,	September 30,
	2023	2022
Accounts receivable	$171,422	$168,920
Less allowance for expected credit losses	(8,403)	(5,162)
Accounts receivable, net	$163,019	$163,758

The allowance for expected credit losses for the nine months ended June 30, 2023 and fiscal year ended September 30, 2022 (in thousands):

	Nine months ended	Year ended
	June 30, 2023	September 30, 2022

Balance at Beginning of Period	$5,162	$4,318
Provisions	6,963	3,536
Reversals of Bad Debt Expense	(3,652)	(2,278)
Write-offs and Adjustments	(70)	(414)
Balance at End of Period	$8,403	$5,162

7. Inventories

The following is a summary of inventories at June 30, 2023 and September 30, 2022 (in thousands):

	June 30,	September 30,
	2023	2022

Raw materials and purchased parts	$65,380	$39,685
Work-in-process	8,088	4,816
Finished goods	68,634	41,043
Total inventories	$142,102	$85,544

Reserves related to write downs or adjustments of inventory to net realizable value were $4.3 million and $4.1 million, respectively, at June 30, 2023 and September 30, 2022.

8. Capitalized Software Costs

At June 30, 2023 and September 30, 2022, the Company had cumulative capitalized direct costs of $29.4 million and $26.9 million, respectively, associated with the development of software for its internal use. As of June 30, 2023, this balance included $10.8 million associated with software assets that are still in the development stage and not yet placed in service. During the three and nine months ended June 30, 2023, the Company capitalized direct costs associated with the development of software for its internal use of $0.7 million and $2.6 million, respectively, as compared to $1.2 million and $2.8 million, respectively, during the corresponding periods of the prior fiscal year.

9. Goodwill and Intangible Assets

In the second quarter of fiscal 2023, as part of the Company’s routine long-term planning process, the Company assessed several events and circumstances that could affect the significant inputs used to determine the fair value of its reporting units, including updates to forecasted margins and cash flows, and the overall change in the economic climate since its last impairment assessment. The Company considered impairment indicators and determined it appropriate to perform a quantitative assessment of its reporting units as of March 31, 2023. The estimated fair value of the Life Sciences Services and Life Sciences Products reporting units exceeded their respective carrying values by approximately 24% and 17%, respectively, as of March 31, 2023. Therefore, the Company concluded there was no impairment to goodwill as of March 31 or April 1, 2023. The Company performed a qualitative goodwill impairment assessment during the third quarter of fiscal 2023 and determined that there were no events or circumstances during the period to indicate an additional quantitative goodwill impairment assessment was required for the third quarter of fiscal 2023.

In the event the financial performance of the reporting units does not meet management’s expectations in the future, there is a change to the Company’s reportable segments, the Company experiences a prolonged macroeconomic or market downturn, declines in the Company’s stock price, or there are other negative revisions to key assumptions used in the DCF Method, the Company may be required to perform additional impairment analyses and could be required to recognize an impairment charge.

Refer to the Notes to our audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of our 2022 Annual Report on Form 10 K for further information on the goodwill impairment testing performed during fiscal year 2022.

The changes in the Company’s goodwill by reportable segment for the nine months ended June 30, 2023 are as follows (in thousands):

	Life Sciences	Life Sciences
	Products	Services	Total
Balance - September 30, 2022	$154,612	$359,011	$513,623
Acquisitions	229,260	—	229,260
Currency translation adjustments	50,655	85	50,740
Balance - June 30, 2023	$434,527	$359,096	$793,623

During the nine months ended June 30, 2023, the Company recorded goodwill related to the B Medical and Ziath acquisitions of $229.3 million.

The components of the Company’s identifiable intangible assets as of June 30, 2023 and September 30, 2022 are as follows (in thousands):

	June 30, 2023			September 30, 2022
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Patents	$8,996	$8,928	$68	$1,225	$1,106	$119
Completed technology	252,424	84,206	168,218	99,525	37,991	61,534
Trademarks and trade names	8,909	3,173	5,736	400	41	359
Non-competition agreements	731	586	145	681	439	242
Customer relationships	321,155	183,943	137,212	246,949	130,802	116,147
Other intangibles	904	228	676	202	202	—
Total	$593,119	$281,064	$312,055	$348,982	$170,581	$178,401

During the nine months ended June 30, 2023, the Company recorded intangible assets related to the B Medical and Ziath acquisitions of $147.5 million.

Amortization expense for intangible assets was $12.2 million and $7.6 million, respectively, for the three months ended June 30, 2023 and 2022. Amortization expense for intangible assets was $36.1 million and $23.4 million, respectively, for the nine months ended June 30, 2023 and 2022.

Estimated future amortization expense for the intangible assets for the remainder of fiscal year 2023 the subsequent five fiscal years and thereafter is as follows (in thousands):

2023	$11,366
2024	50,664
2025	49,292
2026	45,908
2027	37,706
2028	31,219
Thereafter	85,900
Total	$312,055

10. Warranty and Retrofit Costs

The following is a summary of product warranty and retrofit activity for the three and nine months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022

Balance at Beginning of Period	$5,380	$2,491	$2,890	$2,330
Adjustment for Acquisitions	—	—	2,303	—
Accruals	2,407	663	3,936	1,875
Cost Incurred	(1,529)	(630)	(2,871)	(1,681)
Balance at End of Period	$6,258	$2,524	$6,258	$2,524

11. Restructuring

The restructuring accrual at the beginning of fiscal year 2023 was $0.5 million and was $0.8 million as of June 30, 2023. In the second quarter of 2023 the Company announced a cost savings plan to position the Company to meet the needs of their customers and accelerate growth of the business. In the third quarter of fiscal 2023, the Company announced a reorganization and another cost savings plan. The change in the accrual balance was primarily due to accruals offset by payments related to the separation of personnel due to reorganization and cost reduction efforts. Costs from these actions are expected to be fully realized by the end of calendar 2023.

The restructuring accrual at the beginning of fiscal year 2022 was $0.3 million and the ending accrual balance as of September 30, 2022 was $0.5 million. The change in the accrual balance was primarily due to accruals and payments related to the separation of personnel due to the reorganization and cost reduction efforts.

12. Leases

The Company has operating leases for real estate and non-real estate and finance leases for non-real estate in North America, Europe, and Asia. Non-real estate leases are primarily related to vehicles and office equipment. Lease expiration dates range between 2023 and 2043.

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022

Operating lease costs	$3,332	$2,468	$9,450	$7,028
Finance lease costs:
Amortization of assets	183	18	409	147
Interest on lease liabilities	12	-	26	5
Total finance lease costs	195	18	435	152
Total operating and finance lease costs	3,527	2,486	9,885	7,180
Variable lease costs	752	783	2,764	2,056
Short-term lease costs	415	640	1,009	1,357
Sublease income	(2)	-	(6)	-
Total lease costs	$4,692	$3,909	$13,652	$10,593

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	June 30, 2023	September 30, 2022
Operating Leases:
Operating lease right-of-use assets	$67,352	$54,059

Accrued expenses and other current liabilities	$8,675	$6,924
Long-term operating lease liabilities	61,799	49,227
Total operating lease liabilities	$70,474	$56,151

Finance Leases:
Property, plant and equipment, at cost	$4,511	$2,476
Accumulated amortization	(2,501)	(2,276)
Property, plant and equipment, net	$2,010	$200

Accrued expenses and other current liabilities	$673	$96
Other long-term liabilities	1,467	98
Total finance lease liabilities	$2,140	$194

Weighted average remaining lease term (in years):
Operating leases	11.22	10.82
Finance leases	3.54	2.19

Weighted average discount rate:
Operating leases	4.21%	3.93%
Finance leases	2.50%	1.29%

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in measurement of liabilities:
Operating cash flows - operating leases	$2,947	$2,116	$7,895	$5,715
Operating cash flows - finance leases	$12	$-	$26	$4
Financing cash flows - finance leases	$169	$43	$377	$360

ROU assets obtained in exchange for lease liabilities:
Operating leases	$6,585	$122	$13,021	$7,612
Finance leases	$576	$-	$1,672	$-

Future lease payments for operating and finance leases as of June 30, 2023 were as follows for the remainder of fiscal year 2023, the subsequent five fiscal years and thereafter (in thousands):

	Finance Leases	Operating Leases

2023	$190	$2,937
2024	711	11,107
2025	619	10,797
2026	453	8,311
2027	217	7,875
2028	38	7,548
Thereafter	9	42,672
Total future lease payments	2,237	91,247
Less imputed interest	(97)	(20,773)
Total lease liability balance	$2,140	$70,474

 As of June 30, 2023, the Company had entered into leases that had not commenced with future lease payments of $9.3 million. These leases are not reflected in the ROU asset and lease liability in the Condensed Consolidated Balance Sheets. These leases commence in the fourth quarter of fiscal 2023.

13. Stockholders’ Equity

On November 4, 2022, the Company’s Board of Directors terminated the Company’s then existing $50.0 million share repurchase authorization and approved a new authorization to repurchase up to $1.5 billion of shares of the Company’s common stock from time to time through open market purchases or through privately negotiated transactions (including under an accelerated share repurchase (“ASR”) agreement), or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, legal requirements, and other factors. The repurchase program can be discontinued at any time.

On November 23, 2022, the Company executed an ASR agreement (the “ASR Agreement”) with JPMorgan Chase Bank, National Association (the “Dealer”) to repurchase an aggregate of up to $500.0 million of the Company’s common stock. Under the terms of the ASR Agreement, the Company made a payment of $500.0 million to the Dealer on November 28, 2022 and received an initial delivery of 6.1 million shares of common stock from the Dealer, representing approximately 70% of the total shares of common stock that were expected to be repurchased under the ASR Agreement. The final number of shares repurchased by the Company was based on the average of the daily volume-weighted average price of the Company’s common stock during the term of the ASR Agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreement. The final settlement of the transactions under the ASR Agreement occurred in April 2023, and the Company received 4.0 million additional shares of common stock from the Dealer as of the settlement date. The Company evaluated the nature of the forward contract aspect of the ASR Agreement and concluded equity classification was appropriate. The shares of common stock repurchased by the Company under the ASR Agreement were retired, accounted for as a reduction to stockholders’ equity in the Condensed Consolidated Balance Sheets and treated as a repurchase of common stock for purposes of calculating earnings per share as of the applicable settlement date.

After giving effect to the ASR Agreement, $1.0 billion of the amount authorized remained available for additional repurchases of the Company’s common stock. Following the final termination of the ASR Agreement in April 2023, new arrangements commenced under which the Company expects to repurchase up to an additional $500.0 million shares of common stock in open market purchases, subject to market and business conditions, legal requirements, and other factors. The Company acquired 4.0 million shares of its common stock in the third quarter of fiscal 2023 through open market purchases totaling $172.1 million (excluding fees, commissions, and excise tax) under these new arrangements. These shares of common stock repurchased by the Company were retired, accounted for as a reduction to stockholders’

equity in the Condensed Consolidated Balance Sheets and treated as a repurchase of common stock for purposes of calculating earnings per share as of the applicable settlement dates.

Effective January 1, 2023, all corporate share repurchases are subject to a one percent excise tax on the value of the repurchase, net of share issuances, subject to certain exclusions. The excise tax was part of The Inflation Reduction Act passed by the U.S. government in 2022. The Company accrued $3.3 million for excise tax related to share repurchases settled in the first nine months of fiscal 2023, which is considered an additional cost of the share repurchases and a reduction to stockholders’ equity in the Condensed Consolidated Balance Sheets.

14. Revenue from Contracts with Customers

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers in a manner that depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following is revenue by significant business line for the three and nine months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Significant Business Line
Life Sciences Products, excluding B Medical	$47,810	$47,369	$139,386	$150,861
B Medical	26,761	-	83,705	-
Sample Repository Solutions	27,531	26,000	82,452	78,806
Genomic Services	63,846	59,366	187,172	188,264
Total revenue	$165,948	$132,735	$492,715	$417,931

Contract Balances

Accounts Receivable. Accounts receivable represent rights to consideration in exchange for products or services that have been transferred by the Company, when payment is unconditional and only the passage of time is required before payment is due.

Contract Assets. Contract assets represent rights to consideration in exchange for products or services that have been transferred by the Company and payment is conditional on something other than the passage of time. These amounts typically relate to contracts where the right to invoice the customer is not present until completion of the contract or the achievement of specified milestones and the value of the products or services transferred exceeds this constraint. Contract assets are classified as current as they convert to cash within one year and are included within “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheets. Contract asset balances were $20.3 million and $18.2 million at June 30, 2023 and September 30, 2022, respectively.

Contract Liabilities. Contract liabilities represent the Company’s obligation to transfer products or services to a customer for which consideration has been received, or for which an amount of consideration is due from the customer. Contract assets and liabilities are reported on a net basis at the contract level, depending on the contract’s position at the end of each reporting period. Contract liabilities are included within “Deferred revenue” in the Condensed Consolidated Balance Sheets. Contract liabilities were $45.2 million and $39.7 million at June 30, 2023 and September 30, 2022, respectively. The Company recognized $26.8 million and $13.4 million in revenue during the nine months ended June 30, 2023 and 2022, respectively, from contract liability balances.

Remaining Performance Obligations. Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year and for which fulfillment of the contract has started as of the end of the reporting period. The aggregate amount of transaction consideration allocated to remaining performance obligations as of June 30, 2023 was $87.4 million. The following table summarizes when the Company expects to recognize the remaining performance obligations as revenue; the Company will recognize revenue associated with these performance obligations as transfer of control occurs (in thousands):

	As of June 30, 2023
	Less than 1 Year	Greater than 1 Year	Total
Remaining performance obligations	$62,778	$24,654	$87,432

Cost to Obtain and Fulfill a Contract

The Company capitalizes sales commissions when incurred if they are (i) incremental costs of obtaining a contract, (ii) expected to be recovered and (iii) have an expected amortization period that is greater than one year. As part of the Company’s cumulative effect adjustment upon the initial adoption of revenue recognition standards under GAAP, incremental costs associated with obtaining a contract were capitalized and are classified as deferred commissions in the Condensed Consolidated Balance Sheets. These amounts are being amortized over a 60-month period, which represents the average period of contract performance. The Company did not capitalize any sales commissions during the nine months ended June 30, 2023 and 2022 as the amount of sales commissions that qualified for capitalization during the reporting period was immaterial. Sales commissions incurred during the reporting period were expensed as incurred and are recorded within “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Operations. None of the costs the Company incurs to fulfill customer contracts meet the capitalization criteria. The Company accounts for shipping and handling activities as fulfillment activities and recognizes the associated expense when control of the product has transferred to the customer.

15. Stock-Based Compensation

The Company may issue to eligible employees options to purchase shares of the Company’s common stock, restricted stock units and other equity incentives, which vest upon the satisfaction of a performance condition and/or service condition. In addition, the Company issues common stock to participating employees pursuant to an employee stock purchase plan, and also issues common stock awards and deferred restricted stock units to members of its board of directors in accordance with its board of director compensation program.

The following table reflects the total stock-based compensation expense (continuing and discontinued operations) recorded during the three and nine months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Restricted stock units	$3,604	$3,178	$8,997	$18,433
Employee stock purchase plan	391	307	1,094	1,600
Total stock-based compensation expense for continuing and discontinued operations	$3,995	$3,485	$10,091	$20,033

Restricted stock units granted with performance goals may also have a required service period following the achievement of all or a portion of the performance goals. The following table reflects restricted stock units and common stock awards granted during the nine months ended June 30, 2023 and 2022:

	Nine Months Ended June 30,
	2023	2022
Time-based restricted stock units	311,609	94,429
Common stock awards	—	49,063
Performance-based restricted stock units	278,457	88,204
Total units	590,066	231,696

Time-Based Restricted Stock Unit Grants

Restricted stock units granted with a required service period typically have three-year vesting schedules in which one-third of awards vest at each annual anniversary of the grant date, subject to the award holders meeting service requirements.

Certain members of the Board of Directors have elected to defer receiving their annual stock awards and related quarterly dividends, if any, until they attain a certain age or cease to provide services as a member of the Company’s Board of Directors. Annual deferred stock awards granted during fiscal years 2023 and 2022 were vested upon issuance.

Performance-Based Restricted Stock Unit Grants

Performance-based restricted stock units are earned based on the achievement of performance criteria established by the Human Resources and Compensation Committee and approved by the Board of Directors. The criteria for performance-based awards are weighted and have threshold, target and maximum performance goals.

Performance-based restricted stock unit awards granted in fiscal year 2023 and 2022 allow participants to earn 100% of the restricted stock units if the Company’s performance meets or exceeds its target goal for each applicable financial metric, up to a maximum of 200% if the Company’s performance for such metrics meets or exceeds the maximum or stretch goal. Performance below the minimum threshold for each financial metric results in award forfeiture. Performance goals are measured over a three-year period for each year’s restricted stock unit awards and at the end of the period to determine the number of restricted stock units earned, if any, by recipients who continue to meet the service requirement. Upon the third anniversary of each year’s restricted stock unit awards’ grant date, the Company’s Board of Directors determines the number of restricted stock units earned for participants who continue to meet the service requirements on the vest date.

Awards Granted to the Board of Directors

The stock-based compensation granted to members of the Company’s Board of Directors includes common stock awards, restricted stock unit awards, and deferred common stock and restricted stock unit awards.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the nine months ended June 30, 2023:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding as of September 30, 2022	538,238	$71.99
Granted	590,066	$55.10
Vested	(263,777)	$55.76
Forfeited	(104,220)	$73.62
Outstanding as of June 30, 2023	760,307	$66.22

The weighted average grant date fair value of restricted stock units granted during the three months ended June 30, 2023 and 2022 was $42.35 and $80.58, respectively. The fair value of restricted stock units vested during the three months ended June 30, 2023 and 2022 was $0.1 million and $0.2 million, respectively. The weighted average grant date fair value of restricted stock units granted during the nine months ended June 30, 2023 and 2022 was $55.10 and $103.00, respectively. For the three months ended June 30, 2023 and 2022, the Company remitted less than $0.1 million in each period collected from employees to satisfy their tax obligations as a result of share issuances. During the nine months ended June 30, 2023 and 2022, the Company remitted $4.9 million and $25.1 million, respectively, to satisfy employee tax obligations as a result of share issuances, of which $4.9 million and zero, respectively, was paid by the Company.

As of June 30, 2023, the unrecognized stock-based compensation expense related to these stock awards that are expected to vest was $27.4 million and will be recognized over an estimated weighted average service period of 1.9 years.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan that allows its employees to purchase shares of common stock at a price equal to 85% of the fair market value of the Company’s common stock at the beginning or the end of the semi-annual offering period, whichever is lower. There were 39,479 and 51,133 shares, respectively, purchased by employees under the employee stock purchase plan during the nine months ended June 30, 2023 and 2022.

16. Fair Value Measurement

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured and recorded at fair value on a recurring basis in the Condensed Consolidated Balance Sheets as of June 30, 2023 and September 30, 2022 (in thousands):

	As of June 30, 2023
Description	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$589,326	$589,326	$—	$—
Available-for-sale securities	559,914	127,592	432,322	—
Net investment hedge	984	—	984	—
Total assets	$1,150,224	$716,918	$433,306	$—
Liabilities:
Foreign exchange contracts	428	—	428	—
Total liabilities	$428	$—	$428	$—

	As of September 30, 2022
Description	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$374,804	$374,055	$749	$—
Available-for-sale securities	1,263,782	651,800	611,982	—
Foreign exchange contracts	634	—	634	—
Net investment hedge	124,789	—	124,789	—
Total assets	$1,764,009	$1,025,855	$738,154	$—
Liabilities:
Foreign exchange contracts	230	$—	230	—
Total liabilities	$230	$—	$230	$—

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

Available-For-Sale Securities

Available-for-sale securities primarily consist of municipal securities and U.S. government-backed securities, and as such are classified as Level 1. Investments classified as Level 2 consist of debt securities that are valued using matrix pricing and benchmarking because they are not actively traded and bank certificates of deposit. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.

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

Contingent Consideration Liability

The contingent consideration liability related to acquisitions is measured and reported at fair value using the real options method based on the unobservable inputs that are significant to the fair value and classified with Level 3 of the fair value hierarchy. The amount is contingent based on the acquired business’ performance through September 30, 2023. Please refer to Note 4, Business Combinations for further details. Changes in the fair value of contingent consideration resulting from a change in the underlying inputs are recognized in results of operations until the arrangement is settled. This liability was revalued from $18.5 million as of December 31, 2022 to $1.4 million as of March 31, 2023 and to zero as of June 30, 2023, with the offset to the changes in fair value recorded in the Condensed Consolidated Statements of Operations.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three and nine months ended June 30, 2023 and 2022, the Company did not record any material fair value measurements for assets or liabilities on a nonrecurring basis.

17. Income Taxes

The Company recorded an income tax benefit of $1.2 million and $9.1 million, respectively during the three and nine months ended June 30, 2023. The tax benefit for the three months ended June 30, 2023 was primarily driven by the pre-tax loss from operations during the period. The tax benefit for the nine months ended June 30, 2023 was primarily driven by the pre-tax loss from operations and a $1.4 million deferred tax benefit resulting from the extension of a tax incentive in China. The effective tax rates for the three and nine months ended June 30, 2023 are slightly higher than statutory rates. The effective rates are driven higher than statutory rates by the discrete tax benefit in China noted above and the fair value adjustment of the contingent consideration related to the B Medical acquisition. The contingent consideration generated $18.5 million of pre-tax income that is not subject to income taxes, therefore, the tax benefit is being driven by a tax loss that is significantly higher than the book loss for these periods.

The Company recorded an income tax provision of $7.3 million and benefit of $0.6 million, respectively, during the three and nine months ended June 30, 2022. The tax provision for the three months ended June 30, 2022 was primarily driven by a true-up of the effective tax rate on a year-to-date basis. These changes were the result of fluctuations in expected global income from operations. The tax benefit for the nine months ended June 30, 2022 was driven by the pre-tax loss and a $4.6 million discrete stock compensation windfall benefit for tax deductions that exceeded the associated book compensation expense. The tax benefit for the nine months ended June 30, 2022 was partially offset by a $0.7 million charge to increase the deferred tax liability to reflect a change in the blended state income tax rate resulting from the sale of the semiconductor business.

In the period ended June 30, 2022, the Company did not include the U.S. business in the computation of the estimated annual effective rate. We have utilized the discrete effective tax rate method, as allowed by U.S. GAAP, to calculate the interim income tax provision. The U.S. tax benefit was computed discretely on a year-to-date basis. The taxable loss from continuing operations in the United States would have driven significant volatility in the estimated annual effective tax rate. Considering the level of pre-tax income forecasted in the year, small changes in the forecast for the remainder of the year would change the estimated annual effective tax rate substantially. The Company concluded that calculating the tax provision for the United States discretely was a more appropriate reflection of the year-to-date tax provision as of June 30, 2022.

The Company evaluates the realizability of its deferred tax assets by tax-paying component and assesses the need for a valuation allowance on an annual and a quarterly basis. The Company evaluates the profitability of each tax-paying component on a historical cumulative basis and a forward-looking basis in the course of performing this analysis. The Company maintains a U.S. valuation allowance related to the realizability of certain state tax credits and state net operating loss carry-forwards, as well as a valuation allowance against net deferred tax assets on certain foreign tax-paying components as of June 30, 2023. The Company has generated recent pre-tax tax losses but is in an overall deferred tax liability position where future taxable temporary differences are sufficient to offset future deductible temporary differences. The Company continues to monitor historical cumulative income and may record an adjustment to the valuation allowance if there is a shift to the deferred tax asset position in a future period.

The Company maintains liabilities for unrecognized tax benefits. These liabilities involve judgment and estimation, and they are monitored based on the best information available. The Company recognizes interest related to unrecognized tax benefits as a component of the income tax provision or benefit. The Company recognized minimal interest expense related to its unrecognized tax benefits during the three and nine months ended June 30, 2023.

The Company is subject to U.S. federal, state, local and foreign income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which it files.

In the normal course of business, the Company is subject to income tax audits in various global jurisdictions in which it operates. The years subject to examination vary for the United States and international jurisdictions, with the earliest tax year being 2017. Based on the outcome of these examinations or the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the Condensed Consolidated Balance Sheets. The Company currently anticipates that it is reasonably possible that the unrecognized tax benefits and accrued interest on those benefits will be reduced by $1.6 million in the next twelve months due to statute of limitations expirations. These unrecognized tax benefits would impact the effective tax rate if recognized.

18. Net (Loss) Income per Share

The calculations of basic and diluted net income (loss) per share and basic and diluted weighted average shares outstanding are as follows for the three and nine months ended June 30, 2023 and 2022 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Loss from continuing operations	$(2,463)	$(7,015)	$(15,689)	$(5,973)
Income (loss) from discontinued operations, net of tax	993	(2,555)	(1,943)	2,159,597
Net (loss) income	$(1,470)	$(9,570)	$(17,632)	$2,153,624

Weighted average common shares outstanding used in computing basic and diluted (loss) income per share	63,432	74,989	68,494	74,879

Basic and diluted net (loss) income per share:
Loss from continuing operations	$(0.04)	$(0.09)	$(0.23)	$(0.08)
Income (loss) from discontinued operations, net of tax	0.02	(0.03)	(0.03)	28.84
Net (loss) income per share	$(0.02)	$(0.13)	$(0.26)	$28.76

During the nine months ended June 30, 2023 and 2022, restricted stock units of 334,467 and 59,513, respectively, were excluded from the computation of diluted loss per share as their effect would be antidilutive to earnings per share for continuing operations based on the treasury stock method.

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

The Company operates in two reportable segments, the Life Sciences Products segment and the Life Sciences Services segment. These reportable segments also represent the Company’s operating segments. The Company previously operated in three reportable segments, the Semiconductor Solutions Group segment, the Life Sciences Products segment, and the Life Sciences Services segment.

The Company’s Life Sciences Products segment provides automated cold storage solutions for biological and chemical compound samples. The Company’s storage systems provide reliable automation and sample inventory management at temperatures down to -190°C and can store anywhere from one to millions of samples. The Company’s sample management solutions include consumable vials and tubes, polymerase chain reaction, plates, instruments for supporting workflows, and informatics. This portfolio provides customers with the highest level of sample quality, security, availability, intelligence, and integrity throughout the lifecycle of samples providing customers with complete end-to-end cold chain of custody capabilities. The Company also provides controlled rate thawing devices for customers in the medical, biotechnology and pharmaceutical industries.

The Company’s Life Sciences Services business is a leading provider of solutions addressing the many needs of customers in genomic analysis and the management and care of biological samples used in pharmaceutical, biotechnology, healthcare, clinical, and academic research and development markets. The Company processes millions of samples every year, each containing valuable information that must be delivered or preserved with the sample. The Company’s genomic services provide a broad capability to customers for sequencing and synthesis of genes. The Company’s sample management services include off-site storage, transport, and laboratory services, as well as interactive informatics solutions. The storage services include short- and long-term sample storage and management of the cold chain of custody from collection, to storage, to retrieving the sample which ultimately may go back into the research workflow.

Management considers adjusted operating income, which excludes charges related to amortization of completed technology, purchase accounting impacts on inventory, amortization of other intangible assets, restructuring charges, contingent consideration fair value adjustments, tariff adjustments, and other unallocated corporate expenses, as the primary performance metric when evaluating the Company’s operations.

The following is the summary of the financial information for the Company’s reportable segments for the three and nine months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Life Sciences Products	$74,571	$47,369	$223,091	$150,861
Life Sciences Services	91,377	85,366	269,624	267,070
Total revenue	$165,948	$132,735	$492,715	$417,931

Operating income / (loss):
Life Sciences Products	$(4,878)	$1,965	$(25,077)	$11,173
Life Sciences Services	(3,813)	697	(13,302)	10,759
Segment operating (loss) income	(8,691)	2,662	(38,379)	21,932

Amortization of completed technology	4,656	1,810	13,725	5,424
Purchase accounting impact on inventory	2,956	—	8,737	—
Amortization of other intangible assets	7,522	5,745	22,403	18,064
Restructuring charges	812	25	3,773	319
Contingent consideration - fair value adjustments	(1,404)	—	(18,549)	—
Tariff adjustment	—	—	—	(486)
Other unallocated corporate expenses	(7,397)	155	(11,970)	8,717
Total operating (loss) income	(15,836)	(5,073)	(56,498)	(10,106)
Interest income	11,347	6,822	32,406	9,933
Interest expense	—	(2,101)	—	(4,111)
Loss on extinguishment of debt	—	—	—	(632)
Other, net	819	630	(704)	(1,617)
(Loss) income before income taxes	$(3,670)	$278	$(24,796)	$(6,533)

Assets:		June 30, 2023	September 30, 2022
Life Sciences Products		$948,701	$378,790
Life Sciences Services		824,018	849,603
Total assets		$1,772,719	$1,228,393

The following is a reconciliation of the segment assets to the corresponding amounts presented in the Condensed Consolidated Balance Sheets as of June 30, 2023 and September 30, 2022 (in thousands):

	June 30,	September 30,
	2023	2022
Segment assets	$1,772,719	$1,228,393
Cash and cash equivalents, restricted cash, and marketable securities	1,296,074	2,305,081
Deferred tax assets	—	1,169
Other assets	623	181,479
Total assets	$3,069,416	$3,716,122

Revenue from external customers is attributed to geographic areas based on locations in which customer orders are placed. Net revenue by geographic area for the three and nine months ended June 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Geographic Location:
North America	$91,018	$88,380	$267,437	$272,750
Rest of Europe	23,594	17,148	84,448	57,177
Africa	19,064	86	44,901	1,305
China	12,766	12,906	38,153	39,704
Asia Pacific/ Other	10,700	6,114	37,767	23,780
United Kingdom	8,806	8,101	20,009	23,215
Total revenue	$165,948	$132,735	$492,715	$417,931

Revenue for the United States comprises 99% of the revenue for North America for each of the three and nine months ended June 30, 2023 and 2022.

Significant Customers

The Company had one individual customer that accounted for 10% or more of its consolidated revenue for the three months ended June 30, 2023 and no individual customer that accounted for 10% or more of its consolidated revenue for the three months ended June 30, 2022. The Company had one individual customer that accounted for 10% or more of its consolidated revenue for nine months ended June 30, 2023 and no individual customer that accounted for 10% or more of its consolidated revenue for the nine months ended June 30, 2022. This customer is the same for each of the fiscal 2023 periods and is related to the Life Science Products segment and is a distributor shipping to end users in approximately 30 countries. There were no customers that accounted for more than 10% of the Company’s accounts receivable balance as of June 30, 2023 and September 30, 2022.

20. Commitments and Contingencies

Tariff Matter

With the assistance of a third-party consultant, during the first quarter of fiscal year 2021 the Company initiated a review of the transaction value it used to calculate tariffs on inter-company imports of samples shipped from its GENEWIZ business. As a result, this review and a new interpretation surrounding the valuation method used to calculate the estimated transaction value, the Company revised its estimate of the tariffs owed and recorded a liability of $6.1 million in the second quarter of fiscal 2021. The Company submitted a payment in the amount of $5.9 million to the customs authorities during fiscal 2022, related to November 2021 and prior periods. The customs authorities will review the Company’s calculation of tariffs for these periods and determine if any further tariffs are owed. The Company does not expect to incur any significant penalties associated with the tariffs.

Purchase Commitments

As of June 30, 2023, the Company had non-cancellable commitments of $70.8 million, comprised of purchase orders for inventory of $48.1 million and information technology related commitments of $22.7 million.

Contingencies

The Company is subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. The Company cannot predict the ultimate outcome of such legal proceedings or, in certain instances, provide reasonable ranges of potential losses.

The Company may also have certain indemnification obligations pursuant to claims made under the definitive agreement it entered into with Edwards Vacuum LLC (a member of the Atlas Copco Group) in connection with the

Company’s sale of its semiconductor cryogenics business in the fourth quarter of fiscal year 2018. In the third quarter of fiscal year 2020, Edwards asserted claims for indemnification under the definitive agreement relating to alleged breaches of representations and warranties relating to customer warranty claims and inventory (the “2020 Claim”). In addition, in January 2023, Edwards filed a lawsuit against the Company in the Supreme Court of the State of New York in the County of New York seeking indemnification from the Company under such definitive agreement for $1.0 million and other related damages, including interest and attorney’s fees, arising from a third-party claim that was included as part of their initial claims (the “2023 Claim”).

In the second quarter of fiscal 2023, the Company accrued a liability of $2.5 million for the litigation with Edwards related to the 2020 and 2023 Claim of which $0.8 million was paid during the third quarter of 2023.

In April 2023, the Company responded to and filed a counterclaim against Edwards for the 2023 Claim alleging breach of the definitive agreements by Edwards and seeking a declaratory judgment. During the third quarter of fiscal 2023, the Company and Edwards entered into a settlement agreement related to the 2023 Claim to avoid the costs and uncertainties of potential litigation. Under the settlement agreement, the Company paid Edwards $0.8 million from one of the indemnification escrows established at closing of the sale in return for the release of the 2023 Claim and any residual funds in this escrow. The 2020 Claim remains outstanding and $1.7 million remains in the balance of the accrued liability.

The Company cannot determine the probability of any losses or outcome of the 2020 Claim including the amount of any indemnifiable losses, if any, resulting from these claims. However, the Company does not believe that this claim will have a material adverse effect on its consolidated financial position or results of operations. If the resolution of the 2020 Claim results in indemnifiable losses in excess of the applicable indemnification deductibles established under the definitive agreement, Edwards would be required to seek recovery under the representation and warranty insurance Edwards obtained in connection with the closing of the sale of the semiconductor cryogenics business. Management believes that any indemnifiable losses in excess of the applicable deductibles established in the definitive agreement would be covered by such insurance. For indemnifiable claims other than those arising from breaches of representations and warranties and for indemnifiable claims arising from breaches of representations and warranties exceeding the maximum coverage of the representations and warranties insurance policy, Edwards could seek recovery of such indemnifiable losses, if any, directly from the Company. In the event of unexpected subsequent developments and given the inherent unpredictability of these matters, there can be no assurance that the Company’s assessment of any claim will reflect the ultimate outcome, and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated financial position or results of operations in particular quarterly or annual periods.

21. Subsequent Event

As part of the $1.5 billion share repurchase authorization, the Company entered into open market repurchase arrangements in March 2023 for the repurchase of up to $500.0 million of its common stock subject to market and business conditions, legal requirements, and other factors. The Company received settlement of 2.0 million shares of common stock for $91.6 million (excluding fees, commissions, and excise tax) under these arrangements subsequent to June 30, 2023 and as of the filing of this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended September 30, 2022. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below and in the forward-looking statements. Factors that could cause or contribute to these differences include, without limitation, those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as well as those described in the 2022 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q under “Information Related to Forward-Looking Statements” and Part II, Item 1A “Risk Factors.” All dollar amounts in the below MD&A are presented in U.S. dollars, unless otherwise noted or the context otherwise provides.

Our MD&A is organized as follows:

●	Overview. This section provides a general description of our business and operating segments as well as a brief discussion and overall analysis of our business and financial performance, including key developments affecting us during the three and nine months ended June 30, 2023 and 2022.
●	Critical Accounting Policies and Estimates. This section discusses accounting policies and estimates that require us to exercise subjective or complex judgments in their application. We believe these accounting policies and estimates are important to understanding the assumptions and judgments incorporated in our reported financial results.
●	Results of Operations. This section provides an analysis of our financial results for the three and nine months ended June 30, 2023 as compared to the three and nine months ended June 30, 2022.
●	Liquidity and Capital Resources. This section provides an analysis of our liquidity and changes in cash flows as well as a discussion of contractual commitments.

Impact of the COVID-19 Pandemic

We have implemented business continuity plans designed to address the COVID-19 pandemic and minimize the disruption to ongoing operations. The COVID-19 pandemic has had varying impacts on our financial results. In the first two years of the pandemic, any marginal adverse impact was more than offset by incremental orders related to virus research, COVID testing and vaccine development and commercialization. There has been limited COVID-related demand after the second fiscal quarter of 2022, and therefore, our revenue trends since then have been negatively impacted when compared to prior periods. During the third quarter ended June 30, 2022, we experienced a two-week facility closure in Suzhou, China that was required by local government protocols and mandates. We will continue monitoring and assessing the effects of the COVID-19 pandemic on our business, including the elimination of COVID-related restrictions in China. Our future financial results may be impacted by the pandemic, the extent of which will depend on variables including reduced demand from our customers, the degree that the supply chain may be constrained which could impact our delivery of products and services and the potential negative impact on our operations if there is an outbreak among our employees, as well as the amount of incremental demand caused by research and treatments in the areas of COVID-19 or related threats.

OVERVIEW

We are a leading global provider of sample exploration and management solutions for the life sciences industry. We entered the life sciences market in 2011, leveraging our in-house precision automation and cryogenics capabilities that we were then applying in the semiconductor market. This led us to provide solutions for automated ultra-cold storage. Since then, we have expanded our life sciences offerings through internal development investments and through a series of acquisitions. We now support our customers from research to clinical development with our sample management, automated storage, and genomic services expertise to help our customers bring impactful therapies to the market faster. We understand the importance of sample integrity and offer a broad portfolio of products and services supporting customers at every stage of the life cycle of samples including procurement and sourcing, automated storage systems, genomic services and a multitude of sample consumables, informatics and data software, along with sample repository solutions. Our expertise, global footprint and leadership positions enable us to be a trusted global partner to pharmaceutical, biotechnology and life sciences research institutions. As of June 30, 2023, we employ approximately 3,500 full-time employees, part-time employees and contingent workers worldwide and have sales in over 150 countries. We are headquartered in Burlington, Massachusetts and have operations in North America, Asia and Europe.

Our portfolio includes product and service offerings developed by us internally, as well as through acquisitions, designed to bring together a comprehensive capability to service our customers’ needs in sample management. We continue to develop new product and service offerings and enhance existing and acquired offerings through the expertise of our research and development resources. We believe our acquisition, investment and integration approach has allowed us to accelerate internal development and significantly accelerate time to market.

Within our Life Sciences Products segment, we developed and continue to develop automated biological sample storage solutions for operating in low temperature environments. We have a complete line of automated stores from ambient temperatures to -190°C. Our BioStore’s ™ unique design allows controlled temperature storage down to -80°C with the industry’s highest throughput of sample retrieval. On October 3, 2022, we acquired B Medical Systems S.á r.l and its subsidiaries (“B Medical”), a market leader in temperature-controlled storage and transportation solutions that enables the delivery of life-saving treatments to more than 150 countries worldwide. This acquisition complements our cold chain capabilities, adding differentiated solutions for reliable and traceable transport of temperature-sensitive specimens. Additionally, on February 2, 2023, we acquired Ziath Ltd. and its subsidiaries (“Ziath”) a leading provider of 2D barcode readers for life sciences applications to complement our product offerings.

Within our Life Sciences Services segment, our genomics services business advances research and development activities by providing gene sequencing, synthesis, editing and related services. We offer a comprehensive, global portfolio that we believe has both broad appeal in the life sciences industry and enables customers to select the best solution for their research challenges. This portfolio also offers unique solutions for key markets such as cell and gene therapy, antibody development and biomarker discovery by addressing genomic complexity and throughput challenges. Our sample repository solutions business is a global leader in sample storage and management and provides a full suite of reliable cold and ultra-cold chain solutions.

Sale of the Semiconductor Automation Business

On February 1, 2022, we completed the sale of our semiconductor automation business to Thomas H. Lee Partners, L.P. (“THL”) for $2.9 billion in cash. In connection with the divestiture of the semiconductor automation business and our continued focus on our life sciences businesses, we changed our corporate name from “Brooks Automation, Inc.” to “Azenta, Inc.” and our common stock began trading on the Nasdaq Global Select Market under the symbol “AZTA” on December 1, 2021.

Since our founding in 1978, we had been a leading automation provider and partner to the global semiconductor manufacturing industry. With the completion of the sale of the semiconductor automation business, we no longer serve the semiconductor market. The semiconductor automation business is classified as a discontinued operation and, unless otherwise noted, this MD&A relates solely to our continuing operations and does not include the operations of our semiconductor automation business.

Business and Financial Performance

Basis of Presentation

Our condensed consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles.

Financial Performance

Our performance for the three and nine months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
Dollars in thousands	2023	2022	2023	2022
Revenue	$165,948	$132,735	$492,715	$417,931
Cost of revenue	97,943	73,135	297,609	220,462
Gross profit	68,005	59,600	195,106	197,469
Operating expenses
Research and development	8,968	6,515	25,024	19,895
Selling, general and administrative	75,465	58,133	241,356	186,761
Contingent consideration - fair value adjustments	(1,404)	—	(18,549)	600
Restructuring charges	812	25	3,773	319
Total operating expenses	83,841	64,673	251,604	207,575
Operating loss	(15,836)	(5,073)	(56,498)	(10,106)
Other income (expense)
Interest income	11,347	6,822	32,406	9,933
Interest expense	—	(2,101)	—	(4,111)
Loss on extinguishment of debt	—	—	—	(632)
Other, net	819	630	(704)	(1,617)
(Loss) income before income taxes	(3,670)	278	(24,796)	(6,533)
Income tax (benefit) expense	(1,207)	7,293	(9,107)	(560)
(Loss) income from continuing operations	(2,463)	(7,015)	(15,689)	(5,973)
Income (loss) from discontinued operations, net of tax	993	(2,555)	(1,943)	2,159,597
Net (loss) income	$(1,470)	$(9,570)	$(17,632)	$2,153,624

Three months ended June 30, 2023 compared to three months ended June 30, 2022

Revenue for the three months ended June 30, 2023 increased 25% as compared to the corresponding prior fiscal year period primarily driven by a 57% increase in our Life Sciences Products segment, primarily due to revenue from the recently acquired businesses B Medical and Barkey Holding GmbH and its subsidiaries (“Barkey”). Gross margin was 41.0% for the three months ended June 30, 2023 as compared to 44.9% for the corresponding period of the prior fiscal year, primarily due to higher costs in both of our segments and the impact of amortization of intangible assets and inventory due to the addition of B Medical. Operating expenses increased $19.2 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. An increase in selling, general and administrative expenses of $17.3 million during the three months ended June 30, 2023 was partially offset by a reduction in the fair value of contingent consideration related to B Medical of $1.4 million. We reported an operating loss of $15.8 million for the three months ended June 30, 2023 as compared to an operating loss of $5.1 million for the corresponding prior fiscal year period mainly due to the reduction in gross margin and increase in operating expenses. Loss from continuing operations was $2.5 million for the three months ended June 30, 2023 as compared to a loss of $7.0 million for the three months ended June 30, 2022. During the three months ended June 30, 2023, we recorded a $1.0 million net gain from discontinued operations as compared to a $2.6 million net loss for the three months ended June 30, 2022; the results for discontinued operations were due to adjustments to and/or settlement of assets and liabilities associated with the discontinued operations.

Nine months ended June 30, 2023 compared to nine months ended June 30, 2022

Revenue for the nine months ended June 30, 2023 increased 18% as compared to the corresponding prior fiscal year period primarily driven by a 48% increase in our Life Sciences Products segment primarily due to the acquisitions of B Medical and Barkey which was offset by the decline in COVID-related revenues in our consumables business. Gross margin was 39.6% for the nine months ended June 30, 2023 as compared to 47.2% for the corresponding period of the prior fiscal year, primarily due to higher costs in both our segments and unfavorable mix in the Life Sciences Products segment. Operating expenses increased $44.0 million during the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022. Selling, general and administrative expenses increased $54.6 million during the nine months ended June 30, 2023 compared to the same period in fiscal 2022, with the acquisitions of B Medical and Barkey accounting for $35.7 million of the increase, which was partially offset by a reduction in the fair value of the contingent consideration related to B Medical of $18.5 million. We reported an operating loss of $56.5 million for the nine months ended June 30, 2023 as compared to $10.1 million for the nine months ended June 30, 2022, mainly due to the reduction in gross margin and higher operating expenses. Loss from continuing operations was $15.7 million for the nine months ended June 30, 2023 as compared to a loss of $6.0 million for the nine months ended June 30, 2022. During the nine months ended June 30, 2023 we recorded a net loss of $1.9 million from discontinued operations as compared to net income of $2.2 billion for the nine months ended June 30, 2022.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the interim condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue, intangible assets, goodwill, inventories, income taxes and stock-based compensation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. We evaluate current and anticipated worldwide economic conditions, both in general and specifically in relation to the life science industry, that serve as a basis for making judgments about the carrying values of assets and liabilities that are not readily determinable based on information from other sources. Actual results may differ from these estimates under different assumptions or conditions that could have a material impact on our financial condition and results of operations.

For further information with regard to our significant accounting policies and estimates, please refer to Note 2, Summary of Significant Accounting Policies in the Notes to the unaudited condensed consolidated financial statements included in the section titled "Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the Notes to our audited condensed consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of our 2022 Annual Report on Form 10-K.

Recently Issued and Adopted Accounting Pronouncements

A summary of recently issued and adopted accounting pronouncements applicable to our unaudited condensed consolidated financial statements is set forth in Note 2, Summary of Significant Accounting Policies in the section titled "Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Please refer to the commentary provided below for further discussion and analysis of the factors contributing to our results from operations for the three and nine months ended June 30, 2023 as compared to the three and nine months ended June 30, 2022.

Revenue

Our revenue performance for the three and nine months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,			Nine Months Ended June 30,
Dollars in thousands	2023	2022	% Change	2023	2022	% Change
Life Sciences Products	$74,571	$47,369	57%	$223,091	$150,861	48%
Life Sciences Services	91,377	85,366	7%	269,624	267,070	1%
Total revenue	$165,948	$132,735	25%	$492,715	$417,931	18%

Three months ended June 30, 2023 compared to three months ended June 30, 2022

Revenue for the three months ended June 30, 2023 increased 25% as compared to the corresponding prior fiscal year period, driven by a 57% increase in our Life Sciences Products segment and a 7% increase in our Life Sciences Services segment.

Our Life Sciences Products segment revenue for the three months ended June 30, 2023 increased 57% as compared to the corresponding prior fiscal year period driven by the acquisitions of B Medical and Barkey. Excluding these acquisitions, we experienced a decline in revenue of approximately 10% year-over-year primarily due to decreased demand and associated revenue for consumables and instruments of approximately 24% year-over-year, which was partially offset by increased revenue in store systems of approximately 15% year-over-year.

Our Life Sciences Services segment revenue for the three months ended June 30, 2023 increased 7% as compared to the corresponding prior fiscal year period driven by increased growth in both Sample Repository Solutions (“SRS”) and Genomics. SRS revenue grew 6% year-over-year, with 10% growth in storage revenue. Genomics revenue grew 8% year-over-year, including 13% growth in Next-Generation Sequencing and a 6% growth in Gene Synthesis.

We estimate that revenue related to the COVID-19 pandemic for the three months ended June 30, 2023 was $2.0 million in the aggregate, including $1.0 million from B Medical, as compared to COVID-19-related revenue of $1.0 million for the three months ended June 30, 2022.

Revenue generated outside the United States was $76.1 million, or 46% of total revenue, for the three months ended June 30, 2023 as compared to $44.8 million, or 34% of total revenue, for the corresponding period of the prior fiscal year, primarily due to the addition of B Medical. We had one individual customer that accounted for 10% or more of its consolidated revenue for the three months ended June 30, 2023. This individual customer is a distributor shipping to end users in approximately 30 countries within the quarter. No individual customer accounted for 10% or more of our consolidated revenue for the three months ended June 30, 2022.

Nine months ended June 30, 2023 compared to nine months ended June 30, 2022

Revenue for the nine months ended June 30, 2023 increased 18% as compared to the corresponding prior fiscal year period, driven by a 48% increase in our Life Sciences Products segment and a 1% increase in our Life Sciences Services segment.

Our Life Sciences Products segment revenue for the nine months ended June 30, 2023 increased 48% as compared to the corresponding prior fiscal year period due to the acquisitions of B Medical and Barkey. Excluding these acquisitions, we experienced a decline in revenue of approximately 16% year-over-year primarily due to decreased demand and associated revenue for COVID-19 related consumables and instruments of approximately 31%, which was partially offset by increased revenue in store systems of approximately 13% year-over-year.

Our Life Sciences Services segment revenue for the nine months ended June 30, 2023 increased 1% as compared to the corresponding prior fiscal year period, with an increase in our sample storage and Next-Generation Sequencing business offset by lower Gene Synthesis revenue.

We estimate that revenue related to the COVID-19 pandemic for the nine months ended June 30, 2023 was $6.0 million in the aggregate, including $4.0 million from B Medical, as compared to COVID-19-related revenue of $21.0 million for the nine months ended June 30, 2022. The decrease in this revenue was primarily due to lower demand for consumables related to COVID-19 testing.

Revenue generated outside the United States was $228.5 million, or 46% of total revenue, for the nine months ended June 30, 2023 as compared to $134.6 million, or 32% of total revenue, for the corresponding period of the prior fiscal year, primarily due to the addition of B Medical. There was one customer with more than 10% of our consolidated revenue for the nine months ended June 30, 2023. This individual customer is a distributor shipping to end users in approximately 30 countries. No individual customer accounted for more than 10% of our consolidated revenue for the nine months ended June 30, 2022.

Operating Income (Loss)

Our operating income (loss) performance for the three and nine months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,
	Life Science Products		Life Science Services		Corporate		Azenta Total
Dollars in thousands	2023	2022	2023	2022	2023	2022	2023	2022
Revenue:	$74,571	$47,369	$91,377	$85,366	$—	$—	$165,948	$132,735

Operating income (loss):
Operating income (loss)	$(4,878)	$1,965	$(3,813)	$697	$(7,145)	$(7,735)	$(15,836)	$(5,073)
Amortization of completed technology	3,329	251	1,327	1,560	—	—	4,656	1,811
Purchase accounting impact on inventory	2,956	—	—	—	—	—	2,956	—
Amortization of other intangibles	—	—	—	—	7,522	5,745	7,522	5,745
Rebranding and transformation costs	—	—	—	—	21	289	21	289
Restructuring charges	—	—	—	—	812	23	812	23
Contingent consideration - fair value adjustments	—	—	—	—	(1,404)	—	(1,404)	—
Merger and acquisition costs and costs related to share repurchase	—	—	—	—	219	1,662	219	1,662
Other adjustment	—	—	—	(6)	(2)	16	(2)	10
Total adjusted operating income (loss)	$1,407	$2,216	$(2,486)	$2,251	$23	$—	$(1,056)	$4,467
Operating margin	(7)%	4%	(4)%	1%			(10)%	(4)%
Adjusted operating margin	2%	5%	(3)%	3%			(1)%	3%

	Nine Months Ended June 30,
	Life Science Products		Life Science Services		Corporate		Azenta Total
Dollars in thousands	2023	2022	2023	2022	2023	2022	2023	2022
Revenue:	$223,091	$150,861	$269,624	$267,070	$—	$—	$492,715	$417,931

Operating income (loss):
Operating income (loss)	$(25,077)	$11,173	$(13,302)	$10,759	$(18,119)	$(32,038)	$(56,498)	$(10,106)
Amortization of completed technology	9,743	722	3,982	4,702	—	—	13,725	5,424
Purchase accounting impact on inventory	8,737	—	—	—	—	—	8,737	—
Amortization of other intangibles	—	—	—	—	22,403	18,064	22,403	18,064
Tariff adjustment	—	—	—	(484)	—	(2)	—	(486)
Rebranding and transformation costs	—	—	—	—	(34)	2,205	(34)	2,205
Restructuring charges	—	—	—	—	3,773	319	3,773	319
Contingent consideration - fair value adjustments	—	—	—	—	(18,549)	—	(18,549)	—
Merger and acquisition costs and costs related to share repurchase	—	—	—	—	12,075	10,970	12,075	10,970
Other adjustment	1,515	—	110	20	(1,625)	482	—	502
Total adjusted operating income (loss)	$(5,082)	$11,895	$(9,210)	$14,997	$(76)	$—	$(14,368)	$26,892
Operating margin	(11)%	7%	(5)%	4%			(11)%	(2)%
Adjusted operating margin	(2)%	8%	(3)%	6%			(3)%	6%

Three months ended June 30, 2023 compared to three months ended June 30, 2022

We reported an operating loss of $15.8 million during the three-month period ending June 30, 2023 compared to an operating loss of $5.1 million in the prior fiscal year period. The increase in operating loss was due to higher operating expense of $19.2 million, partially offset by higher gross profit in both of our segments of $8.4 million. Gross profit for the quarter includes $1.0 million savings from a cost reduction plan. Within operating expenses, research and development expenses increased $2.5 million and selling, general, and administrative expenses increased $17.3 million. Selling, general and administrative expenses increased due to the acquisitions of B Medical and Barkey as well as continued investment in the business to build out the commercial and laboratory support infrastructure. These increased expenses were partially offset by a reduction in the carrying value of contingent consideration related to B Medical of $1.4 million, and $4.0 million of savings from a cost reduction plan.

Life Sciences Products segment adjusted operating income decreased $0.8 million and adjusted operating margin decreased 2.8 percentage points for the three months ended June 30, 2023 compared to the corresponding prior fiscal year period. The decrease in adjusted operating income was driven by higher adjusted operating expenses of $13.0 million (primarily due to the addition of B Medical), slightly offset by higher adjusted gross profit of $12.2 million. Adjusted operating income for our Life Sciences Products segment excludes charges for amortization related to completed technology of $3.3 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, and $3.0 million purchase accounting impact on inventory for the three months ended June 30, 2023. Please refer to Note 19, Segment and Geographic Information in the Notes to the unaudited condensed consolidated financial statements included in the section titled "Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report on Form 10 Q.

Life Sciences Services segment adjusted operating income decreased $4.7 million and adjusted operating margin decreased 5.4 percentage points for the three months ended June 30, 2023 compared to the corresponding prior fiscal year period. The decrease in adjusted operating margin was driven by higher adjusted operating expenses of $6.7 million slightly offset by a higher adjusted gross profit of $2.0 million. Adjusted operating income for our Life Sciences Services segment excludes charges for amortization related to completed technology of $1.3 million and $1.6 million for the three months ended June 30, 2023 and 2022, respectively. Please refer to Note 19, Segment and Geographic Information in the Notes to the unaudited condensed consolidated financial statements included in the section titled "Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report on Form 10 Q.

Nine months ended June 30, 2023 compared to nine months ended June 30, 2022

We reported an operating loss of $56.5 million during the nine months ended period ending June 30, 2023 compared to an operating loss of $10.1 million in the prior fiscal year period. The increase in operating loss was due to higher operating expenses $44.0 million and lower gross profit of $2.4 million. Within operating expenses, research and development expenses increased $5.1 million and selling, general, and administrative expenses increased $54.6 million. Selling, general and administrative expenses increased due to the addition of B Medical and continued investment in the business to build out the commercial and laboratory support infrastructure. These increased expenses were partially offset by an adjustment to the fair value of contingent consideration related to B Medical of $18.5 million.

Life Sciences Products segment adjusted operating income decreased $17.0 million and adjusted operating margin decreased 10.2 percentage points for the nine months ended June 30, 2023 compared to the corresponding prior fiscal year period. The decrease in adjusted operating income was driven by an increase in adjusted operating expenses of $39.2 million (primarily due to the addition of B Medical), offset with higher adjusted gross profit from increased revenues of $22.2 million. Adjusted operating income for our Life Sciences Products segment excludes charges for amortization related to completed technology of $9.7 million and $0.7 million for the nine months ended June 30, 2023 and 2022, respectively, and $8.7 million purchase accounting impact on inventory for the nine months ended June 30, 2023. Please refer to Note 19, Segment and Geographic Information in the Notes to the unaudited condensed consolidated financial statements included in the section titled "Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Life Sciences Services segment adjusted operating income decreased $24.2 million and adjusted operating margin decreased 9.0 percentage points for the nine months ended June 30, 2023 compared to the corresponding prior fiscal year period. The decrease in adjusted operating margin was driven by lower adjusted gross profit of $7.1 million and higher adjusted operating expenses of $17.1 million. Adjusted operating income for our Life Sciences Services segment excludes charges for amortization related to completed technology of $4.0 and $4.7 million for the nine months ended June 30, 2023 and 2022, respectively. Adjusted operating margin also excludes a benefit of $0.5 million for the nine months ended June 30, 2022. Please refer to Note 19, Segment and Geographic Information in the Notes to the unaudited condensed consolidated financial statements included in Item 1 "Condensed Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

Gross Margin

Our gross margin performance for the three and nine months ended June 30, 2023 and 2022 is as follows:

	Life Science Products		Life Science Services		Azenta Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
Dollars in thousands	2023	2022	2023	2022	2023	2022
Revenue	$74,571	$47,369	$91,377	$85,366	$165,948	$132,735

Gross profit	$27,213	$21,026	$40,792	$38,573	$68,005	$59,600
Adjustments:
Amortization of completed technology	3,329	251	1,327	1,560	4,656	1,811
Purchase accounting impact on inventory	2,956	—	—	—	2,956	—
Other unallocated corporate expenses	(1)	—	—	—	(1)	—
Adjusted gross profit	$33,497	$21,277	$42,119	$40,133	$75,616	$61,411
Gross margin	36.5%	44.4%	44.6%	45.2%	41.0%	44.9%
Adjusted gross margin	44.9%	44.9%	46.1%	47.0%	45.6%	46.3%

	Life Science Products		Life Science Services		Azenta Total
	Nine Months Ended June 30,		Nine Months Ended June 30,		Nine Months Ended June 30,
Dollars in thousands	2023	2022	2023	2022	2023	2022
Revenue	$223,091	$150,861	$269,624	$267,070	$492,715	$417,931

Gross profit	$74,477	$70,006	$120,629	$127,475	$195,106	$197,469
Adjustments:
Amortization of completed technology	9,743	722	3,982	4,702	13,725	5,424
Purchase accounting impact on inventory	8,737	—	—	—	8,737	—
Tariff adjustment	—	—	—	(486)	—	(486)
Adjusted gross profit	$92,957	$70,728	$124,611	$131,691	$217,568	$202,407
Gross margin	33.4%	46.4%	44.7%	47.7%	39.6%	47.2%
Adjusted gross margin	41.7%	46.9%	46.2%	49.3%	44.2%	48.4%

Three months ended June 30, 2023 compared to three months ended June 30, 2022

Gross margin decreased 3.9 percentage points for the three months ended June 30, 2023 to 41.0% compared to the corresponding prior fiscal year period driven by decreased gross margin in both our Life Sciences Products segment and our Life Sciences Services segment. Gross profit for the quarter includes $1.0 million of savings from a cost reduction plan.

Life Sciences Products segment gross margin decreased 7.9 percentage points for the three months ended June 30, 2023 as compared to the corresponding prior fiscal year period. The decrease was primarily driven by the impact of amortization of intangible assets and purchase accounting inventory basis for B Medical. Cost of revenue included $3.3 million amortization of completed technology and $3.0 million for purchase accounting impact on inventory for the three months ended June 30, 2023, and $0.3 million of charges for amortization related to completed technology for the three months ended June 30, 2022. Excluding the impact of the amortization of completed technology and purchase accounting impact on inventory, Life Sciences Products segment gross margins remained flat during the three months ended June 30, 2023 as compared to the corresponding period of the prior fiscal year, primarily due to the mix of products sold in our stores business.

Life Sciences Services segment gross margin decreased 0.5 percentage points for the three months ended June 30, 2023 as compared to the corresponding prior fiscal year period, driven by decreased gross margin in the sample repository solutions business. The decrease in gross margin in the sample repository solutions business is mainly driven by inflation as well as the incremental cost of increasing the footprint for future volume needs. Cost of revenue included $1.3 million and $1.6 million of charges for amortization related to completed technology for the three months ended June 30, 2023 and 2022, respectively. Excluding the impact of the amortization of completed technology and other unallocated corporate expenses, Life Sciences Services segment margins decreased 0.9 percentage points during the three months ended June 30, 2023 as compared to the corresponding period of the prior fiscal year.

Nine months ended June 30, 2023 compared to nine months ended June 30, 2022

Total gross margin decreased 7.7 percentage points for the nine months ended June 30, 2023 to 39.6% compared to the corresponding prior fiscal year period driven by decreased gross margin in both our Life Sciences Products segment and our Life Sciences Services segment.

Life Sciences Products segment gross margin decreased 13.0 percentage points for the nine months ended June 30, 2023 as compared to the corresponding prior fiscal year period. The decrease was primarily driven by the impact of amortization of intangible assets and purchase accounting inventory basis for B Medical, and from higher costs and unfavorable product mix in revenue. Cost of revenue included $9.7 million amortization of completed technology and $8.7 million for purchase accounting impact on inventory for the nine months ended June 30, 2023 and $0.7 million of charges for amortization related to completed technology for the nine months ended June 30, 2022. Excluding the impact of the amortization of completed technology and purchase accounting impact on inventory, Life Sciences Products segment margins decreased 5.2 percentage points during the nine months ended June 30, 2023 as compared to the corresponding period of the prior fiscal year, primarily due to the mix of products sold in our consumables and instruments and stores business.

Life Sciences Services segment gross margin decreased 3.0 percentage points for the nine months ended June 30, 2023 as compared to the corresponding prior fiscal year period, driven by decreased gross margin in both the genomic services business and sample repository solutions business. The decrease in the genomic services business was due to the impact of lower sales, higher labor costs and continued investment in the business. The decrease in gross margin in the sample repository solutions business is mainly driven by inflation, as well as the incremental cost of adding footprint for future volume needs. Cost of revenue included $4.0 million and $4.7 million of charges for amortization related to completed technology for the nine months ended June 30, 2023, and 2022, respectively. Cost of revenue included $0.5 million benefit related to a tariff adjustment for the nine months ended June 30, 2022. Excluding the impact of the amortization of completed technology and tariff adjustments, Life Sciences Services segment margins decreased 3.1 percentage points during the nine months ended June 30, 2023 as compared to the corresponding period of the prior fiscal year.

Research and Development Expenses

Our research and development expense for the three and nine months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
Dollars in thousands	2023	2022	2023	2022
Life Sciences Products	$5,566	$3,314	$15,299	$10,543
Life Sciences Services	$3,402	$3,200	$9,725	$9,352
Total research and development expense	$8,968	$6,514	$25,024	$19,895

Life Sciences Products Percent-Segment Revenue	7.5%	7.0%	6.9%	7.0%
Life Sciences Services Percent-Segment Revenue	3.7%	3.7%	3.6%	3.5%
Total Percent-Total Revenue	5.4%	4.9%	5.1%	4.8%

Research and development expenses for the three months ended June 30, 2023 increased $2.5 million as compared to the three months ended June 30, 2022, driven by the acquisition of B Medical as well as an increase in product development. Research and development expenses for the nine months ended June 30, 2023 increased $5.1 million as compared to the nine months ended June 30, 2022, driven by a $4.8 million increase in our Life Sciences Products segment and a $0.4 million increase in our Life Sciences Services segment. The increase for the three and nine months ended June 30, 2023 in Life Sciences Products was driven by the addition of B Medical and development of new products.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three and nine months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
Dollars in thousands	2023	2022	2023	2022
Life Sciences Products	$26,524	$15,746	$84,255	$48,289
Life Sciences Services	$41,204	$34,677	$124,206	$107,342
Corporate	$7,737	$7,710	$32,895	$31,130
Total selling, general and administrative expense	$75,465	$58,133	$241,356	$186,761

Life Sciences Products Percent-Segment Revenue	35.6%	33.2%	37.8%	32.0%
Life Sciences Services Percent-Segment Revenue	45.1%	40.6%	46.1%	40.2%
Corporate Percent-Total Revenue	4.7%	5.8%	6.7%	7.4%
Percent-Total Revenue	45.5%	43.8%	49.0%	44.7%

Total selling, general and administrative expenses increased $17.3 million and $54.6 million, respectively, for the three and nine months ended June 30, 2023 as compared to the three and nine months ended June 30, 2022, driven by higher costs in both our segments, offset by $4.0 million of savings from a cost reduction plan.

Within our segment expenses discussed below, we allocate certain corporate general and administrative expenses including costs related to shared corporate functions which include finance, information technology, human resources, legal, executive, governance, logistics and compliance. In total, corporate general and administrative expense allocated to segments increased $2.9 million for the three months ended June 30, 2023 as compared to the corresponding prior fiscal year period. For the nine months ended June 30, 2023, these costs increased $6.9 million as compared to the corresponding period of the prior fiscal year, primarily due to higher labor costs and investment in the commercial organization.

Life Sciences Products segment selling, general and administrative expenses increased $10.8 million and $36.0 million for the three and nine months ended June 30, 2023, respectively, as compared to the corresponding prior fiscal year period primarily related to the addition of B Medical.

Life Sciences Services segment selling, general and administrative expenses increased $6.5 million and $16.9 million for the three and nine months ended June 30, 2023, respectively, as compared to the corresponding prior fiscal year period, these increases were related to investments in the commercial organization and laboratory support personnel.

Unallocated corporate expenses were flat and increased $1.8 million for the three and nine months ended June 30, 2023, respectively, as compared to the corresponding prior fiscal year period due to certain services retained at the corporate level.

Restructuring Charges

Restructuring charges increased by $0.8 million and $3.5 million for the three and nine months ended June 30, 2023, respectively, as compared to the three and nine months ended June 30, 2022. The three and nine months ended June 30, 2023 includes restructuring charges related to the separation of personnel due to reorganization and cost reduction efforts. Costs from these actions are expected to be fully realized by the end of calendar 2023.

Non-Operating Income (Expense)

Interest income – We recorded interest income of $11.3 million and $32.4 million for the three and nine months ended June 30, 2023, respectively, as compared to $6.8 million and $9.9 million recorded the three and nine months ended June 30, 2022, respectively. This increase in interest income is due to higher interest rates on the investment of the proceeds from the sale of the semiconductor automation business, including interest accrued on a net investment hedge, during the three and nine months ended June 30, 2023. Please refer to the Derivative Financial Instruments section of Note 2, Summary of Significant Accounting Policies in the Notes to the unaudited condensed consolidated financial statements included in Item 1 “Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Interest expense – During the three and nine months ended June 30, 2023, we recorded no interest expense as compared to $2.1 million and $4.1 million, respectively, during the corresponding periods of the prior fiscal year. The decrease in interest expense for the three and nine months ended June 30, 2023, is primarily due to interest on cash held in one of our German subsidiaries that is denominated in EUR, which carried a negative interest rate and for fiscal 2023 has had a positive interest rate. We incurred a loss on extinguishment of debt of $0.6 million during the nine months ended June 30, 2022, due to the settlement of an outstanding term loan on February 1, 2022.

Other, net – We recorded other income of $0.8 million and other expense of $0.7 million for the three and nine months ended June 30, 2023, respectively, as compared to other income of $0.6 million and other expense of $1.6 million, respectively, for the three and nine months ended June 30, 2022, primarily due to lower foreign exchange losses during the period.

Income Tax Provision / Benefit

We recorded an income tax benefit of $1.2 million and $9.1 million, respectively during the three and nine months ended June 30, 2023. The tax benefit for the three months ended June 30, 2023 was primarily driven by the pre-tax loss from operations during the period. The tax benefit for the nine months ended June 30, 2023 was primarily driven by the pre-tax loss from operations and a $1.4 million deferred tax benefit resulting from the extension of a tax incentive in China. The effective tax rates for the three and nine months ended June 30, 2023 are slightly higher than statutory rates. The effective rates are driven higher than the statutory rates by the discrete tax benefit in China noted above and the fair value adjustment of the contingent consideration related to the B Medical acquisition. The contingent consideration generated $18.5 million of pre-tax income that is not subject to income taxes, therefore, the tax benefit is being driven by a tax loss that is significantly higher than the book loss for these periods.

We recorded an income tax provision of $7.3 million and an income tax benefit of $0.6 million, respectively, during the three and nine months ended June 30, 2022. The tax provision for the three months ended June 30, 2022 was primarily driven by a true-up of the effective tax rate on a year-to-date basis. These changes were the result of fluctuations in expected global income from operations. The tax benefit for the nine months ended June 30, 2022 was driven by the pre-tax loss and a $4.6 million discrete stock compensation windfall benefit for tax deductions that exceeded the associated book compensation expense. The tax benefit for the nine months ended June 30, 2022 was partially offset by a $0.7 million charge to increase the deferred tax liability to reflect a change in the blended state income tax rate that results from the sale of the semiconductor business.

The effective tax rates for the three and nine months ended June 30, 2022 were significantly higher than the statutory rates, which was driven by the tax benefit on the stock compensation deduction and near break-even pre-tax losses of $1.8 million and $5.0 million, respectively.

Discontinued Operations

There was no revenue from discontinued operations for the three and nine months ended June 30, 2023. Revenue from discontinued operations was $0.0 million and $264.4 million for the three and nine months ended June 30, 2022, respectively. The net income from discontinued operations was $1.0 million for the three months ended June 30, 2023 and there was a net loss from discontinued operations of $1.9 million for the nine months ended June 30, 2023. The net income from discontinued operations for the three months ended June 30, 2023 was due to adjustments to and/or settlement of assets and liabilities associated with the discontinued operations. The net loss from discontinued operations for the nine months ended June 30, 2023 was primarily driven by adjustments to liabilities related to discontinued operations, particularly the accrued liability for the litigation with Edwards Vacuum LLC which was recorded during the second quarter of 2023 and is discussed in Note 20, Commitments and Contingencies in the Notes to the unaudited condensed consolidated financial statements included in the section titled "Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report on Form 10-Q. Net loss from discontinued operations was $2.6 million and net income from discontinued operations was $2.2 billion for the three and nine months ended June 30, 2022, respectively, representing the sale of the semiconductor automation business on February 1, 2022. The income from discontinued operations only includes direct operating expenses incurred that (1) are clearly identifiable as costs being disposed of upon completion of the sale and (2) will not be continued by our company on an ongoing basis. Indirect expenses which supported the semiconductor automation business, and which remained as part of the continuing operations, are not reflected in income from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2023, we had cash and cash equivalents of $733.4 million and stockholders’ equity of $2.7 billion. Net cash used in operating activities was $22.4 million and $475.7 million for the nine months ended June 30, 2023 and 2022, respectively. We incurred net losses of $1.5 million and $9.6 million for the three months ended June 30, 2023 and 2022, respectively, and a net loss of $17.6 million and net income of $2.2 billion for the nine months ended June 30, 2023 and 2022, respectively. We believe that our current cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least one year from the date of this Quarterly Report on Form 10-Q and for the foreseeable future. The current global economic environment make it difficult for us to predict longer-term liquidity requirements with sufficient certainty. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available to us on acceptable terms or otherwise, we may be unable to successfully develop or enhance products and services, respond to competitive pressures, or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business, financial condition and operating results.

Cash Flows and Liquidity

The discussion of our cash flows and liquidity that follows is stated on a total company consolidated basis and excludes the impact of discontinued operations.

Our cash and cash equivalents, restricted cash and marketable securities as of June 30, 2023 and September 30, 2022 were as follows (in thousands):

	June 30, 2023	September 30, 2022
Cash and cash equivalents	$733,369	$658,274
Restricted cash	2,791	383,023
Short-term marketable securities	390,492	911,764
Long-term marketable securities	169,422	352,020
	$1,296,074	$2,305,081

As of June 30, 2023, we had $558.2 million of cash, cash equivalents and restricted cash held outside of the United States. If these funds are needed for the U.S. operations, we would need to repatriate these funds. As a result of changes in U.S. tax legislation, any repatriation in the future would likely not result in U.S. federal income tax.  Our marketable securities are generally readily convertible to cash without a material adverse impact.

	Nine Months Ended June 30,
Dollars in thousands	2023	2022

Net cash used in operating activities	$(22,422)	$(475,680)
Net cash provided by investing activities	328,897	1,840,068
Net cash used in financing activities	(677,221)	(64,513)
Effects of exchange rate changes on cash and cash equivalents	65,610	(98,972)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(305,136)	$1,200,903

Cash outflows for operating activities for the nine months ended June 30, 2023 were $22.4 million, primarily due to payment of retention bonuses and cash settled stock-based awards, as well as state income taxes resulting from the sale of the semiconductor automation business. Investing inflows of $328.9 million include $951.5 million of sales and maturities of marketable securities, offset by $236.2 million for purchases of marketable securities and $386.5 million paid for the acquisition of B Medical. Financing activities for the nine months ended June 30, 2023 include $672.1 million of outflows related to our share repurchase program described below. The effects of foreign exchange rate fluctuations increased our cash balance by $65.6 million as of June 30, 2023.

Capital Resources

Share Repurchase Program

On September 29, 2015, our Board of Directors approved an authorization to repurchase up to $50.0 million of our common stock. On November 4, 2022, our Board of Directors terminated the existing share repurchase authorization and approved a new authorization to repurchase up to $1.5 billion of our common stock, (the “2022 Repurchase Authorization”). Repurchases under the 2022 Repurchase Authorization may be made in the open market or through privately negotiated transactions (including under an accelerated share repurchase (“ASR”), agreement), or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act, subject to market and business conditions, legal requirements, and other factors. We are not obligated to acquire any specific amount of common stock under the 2022 Repurchase Authorization, and share repurchases may be commenced or suspended at any time at management’s discretion. As part of the 2022 Repurchase Authorization, we entered into an ASR agreement for the repurchase of $500.0 million of our common stock on November 23, 2022, and received delivery of, and retired, 10.1 million shares of common stock under the ASR agreement, which terminated on April 3, 2023. In April 2023, new arrangements commenced under the 2022 Repurchase Authorization under which we expect to repurchase up to an additional $500.0 million of shares of our common stock in open market purchases, subject to market and business conditions, legal requirements, and other factors. We repurchased 4.0 million shares of common stock for $172.1 million (excluding fees, commissions, and excise tax) in the quarter ended June 30, 2023 under these new arrangements. As of June 30, 2023, $828.0 million of the 2022 Repurchase Authorization remained available for additional repurchases. We repurchased an additional 2.0 million shares of common stock for $91.6 million (excluding fees, commissions, and excise tax) under these new arrangements subsequent to June 30, 2023 and as of the filing of this Quarterly Report on Form 10-Q.

See Note 13, Stockholders’ Equity in the Notes to the unaudited condensed consolidated financial statements included in the section titled "Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about the share repurchase agreements.

Contractual Obligations and Requirements

At June 30, 2023, we had non-cancellable commitments of $70.8 million, comprised primarily of purchase orders for inventory of $48.1 million, and information technology related commitments of $22.7 million.

Off-Balance Sheet Arrangements

As of June 30, 2023, we had no obligations, assets or liabilities which would be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting investment return on our cash and cash equivalents, restricted cash and short-term and long-term investments and fluctuations in foreign currency exchange rates.

Interest Rate Exposure

Our cash and cash equivalents and restricted cash consist principally of money market securities that are short-term in nature. As of June 30, 2023, our aggregate short-term and long-term investments were $559.9 million, consisting mostly of highly rated corporate debt securities and municipal securities. We had $9.1 million of unrealized losses on such securities as of June 30, 2023. A hypothetical 100 basis point change in interest rates would result in a $9.5 million change in interest income earned during the nine months ended June 30, 2023.

Currency Rate Exposure

We have transactions and balances denominated in currencies other than the functional currency of the transacting entity. Most of these transactions carrying foreign exchange risk are in Germany, the United Kingdom, Luxembourg, and China. Sales in currencies other than the U.S. dollar were approximately 24% and 37% of our total sales, respectively, during the nine months ended June 30, 2023 and 2022. These sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.

In the normal course of our business, we have liquid assets denominated in non-functional currencies which include cash, short-term advances between our legal entities and accounts receivable which are subject to foreign currency exposure. Such balances were $96.0 million and $80.4 million, respectively, at June 30, 2023 and September 30, 2022, and primarily relate to the Euro, British Pound, and the Chinese yuan. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to mitigate our exposures to currency movement. We incurred foreign currency gains (losses) of $(0.1 million) and $1.9 million during the nine months ended June 30, 2023 and 2022, respectively, which related to the currency fluctuation on these balances between the time the transaction occurred and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates as of June 30, 2023 and 2022 would result in an approximate change of $1.1 million and $0.1 million, respectively, in our net income during the nine months ended June 30, 2023 and 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, and pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures are effective.

In October 2022, we acquired B Medical. We are in the process of evaluating the existing controls and procedures of B Medical and integrating B Medical into our internal control over financial reporting. In accordance with Securities and Exchange Commission (“SEC”) Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for a period of one year following the date on which the acquisition is completed, we have excluded B Medical’s internal control over financial reporting from our assessment of disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The total assets and total revenues of B Medical represent 2% and 17%, respectively, of the related condensed consolidated financial statement amounts for the nine months ended June 30, 2023. Refer to Note 4, Business Combinations in the Notes to the unaudited condensed consolidated financial statements included in the section title “Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under the section titled. “Risk Factors” in Part I, Item 1A of our 2022 Annual Report on Form 10-K. There have been no material changes from the risk factors disclosed in our 2022 Annual Report on Form 10-K. We may disclose changes to risk factors or additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

Period of Repurchase	Repurchase program	Total Number of Shares Purchased (#) (1) (2)	Average Price Paid Per Share ($) (1) (2)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (1) (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased (in millions) ($) (1) (2)
April 1 – 30, 2023	Accelerated share repurchase & open market repurchase	5,148,035	$48.29	11,238,169	$949
May 1 – 31, 2023	Open market repurchase	1,639,713	$42.06	12,877,882	$880
June 1 – 30, 2023	Open market repurchase	1,166,807	$44.74	14,044,689	$828
Total		7,954,555	$43.33	14,044,689	$828

(1)	On November 4, 2022, our Board of Directors approved a new share repurchase authorization for the repurchase of up to $1.5 billion of our common stock, or the 2022 Repurchase Authorization, and terminated our previously authorized $50.0 million share repurchase authorization. On November 23, 2022, as part of the 2022 Repurchase Authorization, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) with JPMorgan Chase Bank, National Association (the “Dealer”) for the repurchase of up to $500.0 million of our common stock. Approximately 6.1 million initial shares of common stock were received by us and retired in connection with entering into the ASR Agreement in November 2023. On April 3, 2023, the transactions under the ASR Agreement terminated and, on April 5, 2023, we received final settlement of an additional 4.0 million shares of common stock for a total of 10.1 million shares of common stock repurchased under the ASR Agreement. See Note 13, Stockholders’ Equity in the Notes to the unaudited condensed consolidated financial statements included in Item 1 "Condensed Consolidated Financial Statements" of this Quarterly Report on Form 10-Q for additional information about the ASR Agreement.
(2)	Following the final termination of the ASR Agreement in April 2023, new arrangements under the 2022 Repurchase Authorization commenced under which we expect to repurchase up to an additional $500.0 million shares of our common stock in open market purchases, intended to qualify under Rule 10b5-1 under the Exchange Act, subject to market and business conditions, legal requirements, and other factors. During the three months ended June 30, 2023, we repurchased 4.0 million shares of common stock for $172.1 million (excluding fees, commissions, and excise tax) through open market repurchases under these new arrangements. See Note 13, Stockholders’ Equity in the Notes to the unaudited condensed consolidated financial statements included in Item 1 "Condensed Consolidated Financial Statements" of this Quarterly Report on Form 10-Q for additional information about the ASR Agreement.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2023, no director nor officer of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Resignation of Vandana Sriram and Appointment of Violetta Cotreau

On August 4, 2023, Vandana Sriram, the Company's Senior Vice President, Global Finance, and Principal Accounting Officer, tendered her resignation from the Company to be effective on August 18, 2023. In connection with her resignation, the Company and Ms. Sriram entered into a Separation Agreement, which provides for, among other things, Ms. Sriram’s release of all claims against the Company and acknowledgement of her non-solicitation obligations to the Company in exchange for the Company’s agreement to pay Ms. Sriram (1) a pro rata performance-based variable compensation (“PBVC”) bonus for fiscal year 2023 at the percentage achievement as determined by the Company’s Board of Directors for all similarly situated PBVC participants, and (2) a cash payment in lieu of restricted stock units (“RSUs”) due to vest in September and November 2023 in an amount equal to the number of RSUs scheduled to vest multiplied by the closing price of the Company’s common stock on the date the RSUs were scheduled to vest. The summary herein is qualified in its entirety by reference to the Separation Agreement, a copy of which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.1 and is incorporated herein by reference.

As a result of Ms. Sriram’s resignation, the Company has appointed Violetta Cotreau, age 51, the Company’s current Vice President and Corporate Controller, as Principal Accounting Officer, effective upon Ms. Sriram’s departure. Ms. Cotreau joined the Company in January 2023. Prior to joining the Company, Ms. Cotreau served as Senior Vice President and Chief Accounting Officer at Akebia Therapeutics, a biopharmaceutical company focused on addressing kidney disease, from December 2020 to December 2022 and prior to that served as the Senior Vice President and Corporate Controller of AMAG Pharmaceuticals, a pharmaceutical company acquired by the Covis Group in 2020, from December 2016 to December 2020.

Ms. Cotreau and the Company did not enter into, and do not anticipate entering into, any new or amended compensatory arrangements in connection with her performance as the Principal Accounting Officer of the Company.

There are no arrangements or understandings between Ms. Cotreau and any other person pursuant to which she was appointed to serve as Principal Accounting Officer of the Company, there are no family relationships between Ms. Cotreau and any director or executive officer of the Company, and she has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Amendments to Amended and Restated Bylaws

On August 7, 2023, the Board of Directors of the Company approved an amendment and restatement of the Company’s Amended and Restated Bylaws (as so amended and restated, the “Amended and Restated Bylaws”), effective immediately. The amendments include various updates to bring the bylaws in line with the Company’s current governance practices and to reflect changes in practice and applicable law since the initial adoption of the bylaws in 1994. These changes include:

●	Revising and enhancing the procedural mechanics, including updated timing requirements discussed below, and disclosure requirements in connection with stockholder nominations for directors, in line with current practice with respect to stockholder director nominations, including in light of the recent adoption of the Rule 14a-19 under the Exchange Act, referred to generally as the Universal Proxy Rule (Section 2.3).

●	Adding procedural mechanics, including timing requirements discussed below, and disclosure requirements in connection with stockholder submissions for proposals regarding other business at annual meetings of stockholders (Section 1.10).
●	Providing that unless otherwise consented to in writing by the Company, (a) the Court of Chancery of the State of Delaware is the exclusive forum to bring (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, stockholder or employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, the Company’s certificate of incorporation or bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware and (b) the federal district courts of the United States is the exclusive forum for claims under the Securities Act of 1933, as amended (Section 10.1).
●	Clarifying the business that may be conducted at annual and special meetings of stockholders (Section 1.1, Section 1.2, Section 1.10 and Section 2.3).
●	Clarifying that the Company may postpone, reschedule or cancel any previously scheduled annual or special meeting of stockholders (Section 1.1 and Section 1.2).
●	Updating the procedures with respect to notice, business to be transacted and record dates following a stockholders vote to adjourn stockholder meetings (Section 1.4).
●	Technical updates with respect to holding virtual meetings and providing electronic notices and other notices (Section 1.1, Section 1.2, Section 1.3, Section 1.4, Section 2.7, Section 2.10, Section 3.6, Section 4.3 and Section 8.9).
●	Updating the requirements with respect to the preparation and availability of stockholder lists in light of electronic mediums and record dates and eliminated the former requirement that the list of stockholders entitled to vote at a stockholder meeting also be made available during the actual meeting (Section 1.9).
●	Reserving the use of white proxy cards to the Company (Section 1.5).
●	Providing for how to determine the role of chairman and secretary for stockholder meetings and establishing procedures with respect to the conduct of stockholder meetings (Section 1.11).
●	Technical updates to remove references to incorporators (Section 2.2 and Section 2.4)
●	Updating who may call and the requirements for notice of regular and special meetings of the Board of Directors (Section 2.9 and Section 2.10).
●	Clarifying that committees of the Board of Directors may act by written consent (Section 2.14).
●	Clarifying that committees of the Board of Directors may create subcommittees in certain circumstances (Section 2.15).
●	Providing for certain notice and quorum requirements for meetings of the Board of Directors and committees thereof in the case of emergencies described in Section 110(a) of the Delaware General Corporation Law (Section 2.16).
●	Updating the roles and responsibilities of officers of the Company, including that of the chief executive officer (Section 1.2, Section 1.11, Section 2.7, Section 2.9, Section 2.16, Article III, Section 7.1, Section 7.10, Section 8.4 and Section 8.5).
●	Updating the term of office of officers (Section 3.4).

●	Updating the procedures with respect to filling vacancies on the board of directors and the term of any director filling a vacancy (Section 3.7).
●	Providing for specific requirements with respect to the compensation of officers (Section 3.14).
●	Technical updates with respect to stock certificates, uncertificated shares of stock and the transfer thereof (Section 4.1, Section 4.2 and Section 4.6).
●	Technical and clarifying updates with respect to determining record dates for notice and voting (Section 4.4).
●	Updating the provisions for waiver of notices (Section 8.9).

The summary herein is qualified in its entirety by reference to the Amended and Restated Bylaws, a copy of which is filed with this Quarterly Report on Form 10-Q as Exhibit 3.1 and is incorporated herein by reference.

The addition of Section 1.10 and the amendments to Section 2.3 of the Amended and Restated Bylaws generally require nominations for directors and proposals for other business to be received by the Company not less than ninety (90) days nor more than one hundred twenty (120) days prior to the first anniversary of the preceding year’s annual meeting. However, in the event that the date of the annual meeting is advanced by more than 30 days, or delayed by more than 60 days, from the first anniversary of the preceding year’s annual meeting, a stockholder’s notice must be so received no earlier than the 120th day prior to such annual meeting and not later than the close of business on the later of (A) the 90th day prior to such annual meeting and (B) the tenth day following the day on which notice of the date of such annual meeting was mailed or public disclosure of the date of such annual meeting was made, whichever first occurs. Prior to the amendments, the advance notice provision of the Company’s bylaws provided that nominations for directors must be received by the Company no later than ninety (90) days prior to the first anniversary of the preceding year’s annual meeting. Pursuant to the Amended and Restated Bylaws, stockholders must provide written notice of director nominations or other proposals intended to be brought before the 2024 annual meeting of stockholders of the Company, and such notice must be received by the Company not earlier than the close of business on October 3, 2023 nor later than the close of business on November 2, 2023. All stockholder proposals should be sent to Azenta, Inc., 200 Summit Drive, 6th Floor, Burlington, MA 01803, Attention: Secretary. Stockholders are advised to review the Amended and Restated Bylaws, a copy of which is filed with this Quarterly Report on Form 10-Q as Exhibit 3.1, which specify requirements as to form and content of a stockholders’ notice, including the information required by Rule 14a-9 under the Exchange Act.

Item 6. Exhibits

The following exhibits are included herein:

Exhibit No.	Description

3.1	Amended and Restated Bylaws effective as of August 7, 2023.

10.1	Separation Agreement dated as of August 4, 2023 between the Company and Vandana Sriram

31.01	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets; (ii) the unaudited Condensed Consolidated Statements of Operations; (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the unaudited Condensed Consolidated Statements of Cash Flows; (v) the unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity; and (vi) the Notes to the unaudited Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded in the iXBRL document.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AZENTA, INC.

Date: August 8, 2023	/s/ Lindon G. Robertson
Lindon G. Robertson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2023	/s/ Vandana Sriram
Vandana Sriram
Senior Vice President-Global Finance
(Principal Accounting Officer)