Form 10-K
period 2023-09-30
Azenta, Inc.
filed 2023-11-21
CIK 933974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended September 30, 2023
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

978-262-2626

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes  ☐         No  ☑

The aggregate market value of the registrant’s Common Stock, $0.01 par value, held by non-affiliates of the registrant as of March 31, 2023, was approximately $2,382,039,057 based on the closing price per share of $44.62 on March 31, 2023 on the Nasdaq Stock Market. As of March 31, 2023, 69,147,387 shares of the registrant’s Common Stock, $0.01 par value, were outstanding. As of November 13, 2023, 56,112,190 shares of the registrant’s Common Stock, $0.01, par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Azenta, INC.

Information Related to Forward-Looking Statements

This Annual Report on Form 10-K contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section-27A of the Securities Act of 1933, as amended, or the Securities Act, and Section-21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking, terminology as “expect,” “estimate,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “likely” or similar statements or variations of such terms. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, margins, costs, operating expenses, tax expenses, capital expenditures, earnings, profitability, product development, demand, acceptance and market share, competitiveness, market opportunities and performance, levels of research and development, the success of our marketing, sales and service efforts, outsourced activities, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customers’ success, our management’s plans and objectives for our current and future operations and business focus, our share repurchase authorization, litigation, our ability to retain, hire and integrate skilled personnel, our ability to identify and address increased cybersecurity risks, including as a result of employees continuing to work remotely, the anticipated growth prospects of our business, the expected benefits and other statements relating to our divestitures and acquisitions, the adequacy, effectiveness and success of our business transformation initiatives, our ability to continue to identify acquisition targets and successfully acquire and integrate desirable products and services and realize expected revenues and revenue synergies, our adoption of newly issued accounting guidance, the levels of customer spending, our dependence on key suppliers or vendors to obtain services for our business on acceptable terms, including the impact of supply chain disruptions, general economic conditions, the impact of inflation, and the sufficiency of financial resources to support future operations. Such statements are based on current expectations and involve risks, uncertainties, and other factors which may cause the actual results, our performance or our achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include those which are set forth in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K and other documents we file from time to time with the Securities and Exchange Commission (“SEC”) such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release revisions to these forward-looking statements, to reflect events or circumstances that occur after the date of this Annual Report on Form 10-K or to reflect the occurrence or effect of anticipated or unanticipated events. Precautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K.

Unless the context indicates otherwise, references in this Annual Report on Form 10-K to “we”, “us”, “our”, “the Company” and other similar references refer to Azenta, Inc. and its consolidated subsidiaries.

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

This Annual Report on Form 10-K includes our trademarks, trade names and service marks, which are our property and are protected under applicable intellectual property laws. Solely for convenience, trademarks, trade names and service marks may appear in this Annual Report on Form 10-K without the ®, TM and SM symbols, but such references are not intended to indicate, in any way, that we or the applicable owner forgo or will not assert, to the fullest extent permitted under applicable law, our rights or the rights of any applicable licensors to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of us by, these other parties.

INDUSTRY AND OTHER DATA

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations, market position and market opportunity, is based on management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. We believe the information from these third-party publications, research, surveys and studies included in this Annual Report on Form 10-K is reliable. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this Annual Report on Form 10-K under “Information Related to Forward-Looking Statements” above and Part I, Item 1A “Risk Factors” below. These and other factors could cause our future performance to differ materially from our assumptions and estimates.

PART I

Item 1.    Business

Overview

We are a leading global provider of biological and chemical compound sample exploration and management solutions for the life sciences industry. We entered the life sciences market in 2011, leveraging our in-house precision automation and cryogenics capabilities that we were then applying in the semiconductor manufacturing market. This led us to provide solutions for automated ultra-cold storage. Since then, we have expanded our life sciences offerings through internal investments and through a series of acquisitions. We now support our customers from research and clinical development to commercialization with our sample management, automated storage, and genomic services expertise to help our customers bring impactful therapies to the market faster. We understand the importance of sample integrity and offer a broad portfolio of products and services supporting customers at every stage of the life cycle of samples, including procurement and sourcing, automated storage systems, genomic services and a multitude of sample consumables, informatics and data software, along with sample repository solutions, referred to as SRS. Our expertise, global footprint, and leadership positions enable us to be a trusted global partner to pharmaceutical, biotechnology, and life sciences research institutions. In total, we employ approximately 3,500 full-time employees, part-time employees and contingent workers worldwide as of September 30, 2023 and have sales in approximately 150 countries. We are headquartered in Burlington, Massachusetts and have operations in North America, Asia and Europe.

Our Company was founded in 1978 and became a leading automation provider and partner to the global semiconductor manufacturing industry. We divested the last of our semiconductor businesses in February 2022 for $2.9 billion in cash and since operate solely as a life sciences company. On December 1, 2021, we changed our corporate name from “Brooks Automation, Inc.” to “Azenta, Inc.” and our common stock started to trade on the Nasdaq Global Select Market under the symbol “AZTA”. The semiconductor automation results are classified as discontinued operations, and, unless otherwise noted, the description of our business in this Annual Report on Form 10-K relates solely to our continuing operations.

Our portfolio includes product and service offerings developed by us internally, as well as through acquisitions, designed to bring together comprehensive capabilities to service our customers’ needs in sample exploration and management, automated storage, and genomic solutions. We continue to develop new product and service offerings and enhance existing and acquired offerings through the expertise of our research and development resources. We believe our acquisition, investment, and integration approach has allowed us to accelerate internal development and significantly accelerate time to market for our life sciences solutions.

For further information on our acquisitions, please refer to Note 4, Business Combinations to our Consolidated Financial Statements included under Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Life Sciences Market

Our businesses serve a broad range of end markets within the life sciences industry to help our customers advance the development of therapies to improve people’s lives and cure diseases. With the advent of biologics and personalized medicine, biological samples have become critical assets to the success of drug and therapy pipelines, and the proper management and protection of these samples are of increased importance to our customers. We believe this trend has created a sizable market opportunity for us to provide comprehensive sample management and genomic solutions.

Since the successful mapping of the full human genome at the turn of this century, the market for genomic services has grown in support of research in biologic drug development, personalized medicine and cell and gene therapy (“CGT”). Top pharmaceutical and biotechnology companies and institutions can use their in-house laboratory resources to sequence millions of genes as part of their research workflow. Many companies and institutions, however, look to outsource all or a part of their gene sequencing to independent laboratories that provide expedited results and expert consultative services. We participate in this market as a value-added laboratory services provider, offering high quality genetic testing services with fast turnaround times.

We have approximately 13,000 customers globally and believe we are well positioned to expand our customer base. We serve top pharmaceutical and biotechnology companies, the most advanced research hospitals performing clinical research and therapy development, as well as some of the newest and leading-edge start-ups in the biotech space. In addition, we also serve academic and government institutions. We believe that the sample-based services and products businesses will continue to demonstrate a growth trajectory and we do not observe cyclical demand for these offerings.

Segments

Our business is comprised of two reportable segments: Life Sciences Products and Life Sciences Services. For further information on our reportable and operating segments, please refer to Note 19, Segment and Geographic Information to our Consolidated Financial Statements included under Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Life Sciences Products

Our Life Sciences Products business is a leading provider of automated cold storage solutions for biological and chemical compound samples. We have a complete line of automated storage systems from ambient temperatures to -190°C. Our sample management solutions include consumable vials and tubes, polymerase chain reaction (“PCR”), plates, instruments for supporting workflows, and informatics. This portfolio provides customers with a high level of sample quality, security, availability, intelligence, and integrity throughout the lifecycle of samples providing customers with complete end-to-end “cold-chain of custody” capabilities. On July 1, 2022, we acquired Barkey Holding GmbH and its subsidiaries (“Barkey”), a leading provider of controlled rate thawing devices for customers in the medical, biotech and pharmaceutical industries, headquartered in Leopoldshöhe, Germany. On October 3, 2022, we acquired B Medical Systems S.á r.l and its subsidiaries (“B Medical”), a market leader in temperature-controlled storage and transportation solutions that enable the delivery of life-saving treatments to more than 150 countries worldwide. This acquisition complements our cold-chain capabilities, adding differentiated solutions for reliable and traceable transport of temperature-sensitive samples. Additionally, on February 2, 2023, we acquired Ziath Ltd. and its subsidiaries (“Ziath”), a leading provider of 2D barcode readers for life sciences applications to complement our product offerings.

Life Sciences Products Offerings

The principal offerings of the Life Sciences Products segment include the following:

Automated cold storage solutions – includes stand-alone systems that store over 20 million samples in temperature ranges from ambient to -80°C to cryogenic storage at -190°C. Our automated storage systems have a unique design that allows controlled temperature storage down to -80°C with the industry’s highest throughput of sample retrieval. Our systems provide high throughput capability and optimized storage of multi-format tubes and plates while maintaining consistent temperature profiles across stored samples. We also offer a portfolio of service products designed to optimize productivity of our storage system offerings.

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

Controlled rate thawing devices – includes a range of products for automated thawing of plasma, blood and stem cells as well as in CGT applications. Our products are used for controlled rate thawing of cryopreserved samples and therapies, and are used in research and development, clinical trials, good manufacturing practices and in the hospital setting. Our Barkey plasmatherm product is the only automated blood and plasma thawing device approved by the U.S. Food and Drug Administration (“FDA”) as a medical device for use in patient care.

Temperature-controlled storage and transportation solutions – includes temperature-controlled storage and transportation solutions that enable the delivery of life-saving treatments to more than 150 countries worldwide. Acquired through our B Medical acquisition, these products complement our cold-chain capabilities, adding differentiated solutions for reliable and traceable transport of temperature-sensitive samples.

Life Sciences Services

Our Life Sciences Services business is a leading provider of solutions addressing the many needs of customers in the area of genomic analysis and the management and care of biological samples used in pharmaceutical, biotech, healthcare, clinical, and academic research, and development markets. We process millions of samples annually, each containing valuable information that must be preserved with the sample. Our genomic services provide a broad capability to customers for gene sequencing, synthesis, editing and related services. We offer a comprehensive, global portfolio that we believe has both broad appeal in the life sciences industry and enables customers to select the best solution for their research and development challenges. This portfolio also offers unique solutions for key markets such as CGT, antibody development and biomarker discovery by addressing genomic complexity and throughput challenges. Our sample management services include off-site storage services, transport services, laboratory services, and interactive informatics solutions. We also offer expert-level consultation services to our clients throughout their experimental design and implementation processes. Our services also include short- and long-term sample storage and management of the “cold-chain of custody” from collection, to storage, to retrieving the sample which ultimately may go back into the research workflow.

Life Sciences Services Offerings

The principal offerings of the Life Sciences Services segment include the following:

Genomic services - includes gene sequencing and gene synthesis services, enabling the expanding research and development of gene-based healthcare discoveries and therapies. These service offerings include Next-Generation sequencing (“NGS”), Sanger sequencing, gene synthesis, bioinformatics, and good laboratory practices (“GLP”) regulatory services. The sequencing services are available with both standard and custom services for extraction, library preparation, sequencing, and bioinformatics, supported by Ph.D.-level project managers providing consultations, updates, and post-delivery assistance. Our gene synthesis offerings provide production of a wide range of sequence lengths and structural complexity, DNA cloning, gene fragment synthesis, oligo synthesis, and plasmid purification.

Sample repository solutions (SRS) - includes a complete range of services consisting of on-site and off-site sample storage, cold chain logistics, sample transport and collection relocation, bio-processing solutions (inclusive of sample preparation, and laboratory-based sample analysis), disaster recovery and business continuity, biospecimen procurement services, as well as project management and consulting. Our informatics solutions provides sample intelligence software solutions, and support laboratory workflow scheduling for life science tools and instrument work cells, sample inventory and logistics, environmental and temperature monitoring, clinical trial and consent management, and planning, data management, virtualization, and visualization of sample collections. We offer enhanced on-site and off-site management of biological sample inventories and integration solutions to our customers for their increasingly distributed workflows.

We believe the combination of our broad sample-based offerings, including genomic analysis, sample management solutions, automated storage systems, informatic solutions and sample sourcing and procurement services has enabled us to better serve our customers with an integrated and comprehensive portfolio of products and services across our segments.

Sales, Marketing and Customer Support

Most of our sales are completed through our direct sales force, particularly our store systems, storage services, and genomic services. We supplement the sale of consumables and instruments with distributors that reach a broad range of customers.  In regions with emerging Life Sciences industries, we leverage local distributors to assist with the sales process for automated stores, and utilize the capabilities of international procurement agencies, including UNICEF.

The sales process for our SRS and larger automated store systems takes months to complete and may involve a team from sales, marketing, and engineering. Sales of genomic services are generally generated with on-line orders from the customer laboratory and delivered to and from our customers using a courier service, with the simplest of genomics and synthesis requests completed in less than 24 hours and more complex projects within weeks.

Participation in trade shows, seminars, and industry forums are just a few of our marketing initiatives. We also produce and distribute sales brochures, webinars, and white papers, and we publish press releases and articles in business and industry publications. We maintain sales and service centers in Asia, Europe, the Middle East, and North America to enhance support of, and communication with, customers.

We typically provide product warranties for a period of one to five years depending on the product type, with some warranties of up to ten years for our solar powered cold chain products, as they are connected to real-time monitoring services. Customer support capabilities include utilization of offsite technicians and in country support provided by local agents.

Competition

Given the breadth of the sample management solutions and genomic services offered by our Life Sciences Products and Life Sciences Services segments, we believe we have a unique portfolio of products and services. Each of the business lines within the two segments, however, has unique competitors in their area of offerings. In the Life Sciences Products segment, our main competitors include Hamilton Company and Liconic AG for automation systems, Thermo Fisher Scientific Inc. for consumables and services, and Vestfrost Solutions and Haier Biomedical for B Medical. In the Life Sciences Services segment, our main competitors include Laboratory Corporation of America Holdings and Thermo Fisher Scientific Inc. for storage services, and BGI Genomics Co., Ltd., Eurofins, Scientific S.E., GenScript Biotech Corporation, Integrated DNA Technologies, Inc., Novogene Co., Ltd., and Twist Bioscience Corporation for genomic services.

Research and Development

Our research and development efforts are focused on developing new products and enhancing the functionality, degree of integration, reliability and performance of our existing products and service offerings. Our engineering, marketing, operations, and management personnel leverage their close collaborative relationships with their counterparts in customer organizations to proactively identify market demands that help us refocus our research and development investments to match our customers’ demands.

Within our Life Sciences Products segment, we have developed and continue to develop automated biological sample storage solutions for operating in ultra-low temperature environments. We have a complete line up of automated stores from ambient temperatures to -190°C. Our automated storage systems offer improved data management and sample security for vaccines and biologics and have a unique design, which allows controlled temperature storage down to -80°C with the industry’s highest throughput of sample retrieval. Within our Life Sciences Services segment, our genomics services business advances research and development activities in gene sequencing, synthesis, editing, and related services to meet market demands. We invest in research and development to develop protocols and efficiencies in our own laboratories and to provide proprietary offerings to our customers. As an example, in our genomic services business, we enriched our portfolio by adding regulated services targeting analysis of adeno-associated virus, a common vector used in CGT. Furthermore, we continue to add value to drug discovery and development research by expanding our portfolio to include proteomics solutions. We will continue to focus on developing processes and technologies that can streamline sample to data workflows.

Manufacturing and Services

Our manufacturing operations include product assembly, integration, and testing. We implement quality assurance procedures that include standard design practices, reliability testing and analysis, supplier and component selection procedures, vendor controls, manufacturing process controls, and service processes that ensure high-quality performance of our products. Our major manufacturing facilities are in Manchester and Wotton, United Kingdom, Hosingen, Luxembourg, and Billerica, Massachusetts. Our manufacturing operations are designed to provide high quality, optimal cost, differentiated products to our customers in short lead times through responsive and flexible processes and sourcing strategies. We utilize lean manufacturing techniques for a large portion of our manufacturing.

We have service and support locations near our customers to provide rapid response to their service needs. Our principal product service and support locations include Burlington, Massachusetts, and Manchester, United Kingdom.

We provide sample management storage and transportation services in Indianapolis and Plainfield, Indiana; Fresno, California; Cleveland, Ohio; Griesheim, Germany; Montreal, Canada; Singapore; Beijing, China and various locations throughout the United States. We have a network of 14 laboratories that provide genomic services, including eight in the United States, three in China, and one each in Japan, Germany, and the United Kingdom.

Patents and Proprietary Rights

We rely on patents, trade secret laws, confidentiality agreements and procedures, copyrights, trademarks and licensing agreements to protect our technology. Due to the rapid technological change that characterizes the life sciences and related process equipment industries, we believe that the improvement of existing technology, reliance upon trade secrets, unpatented proprietary know-how, and the development of new products may be as important as patent protection in establishing and maintaining a competitive advantage. Our policy is to require all employees to enter into proprietary information and nondisclosure agreements to protect trade secrets and know-how. We cannot guarantee that these efforts will meaningfully protect our trade secrets.

As of September 30, 2023, we owned approximately 94 issued U.S. patents, with various corresponding patents issued in foreign jurisdictions. We also had approximately 37 pending U.S. patent applications, with foreign counterparts of some of these applications having been filed or which may be filed at the appropriate time. Our patents will expire at various dates beginning in 2024 and running through 2039.

Environmental Matters and Government Regulations

Environmental Regulations

We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States and other countries. Federal environmental legislation in the United States that affects us includes the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response Compensation and Liability Act. We are also subject to regulation by the Occupational Safety and Health Administration (“OSHA”), concerning employee safety and health matters. The United States Environmental Protection Agency (“EPA”), OSHA, and other federal agencies have the authority to promulgate regulations that have an effect on our operations.

In addition to these federal laws and regulations, various states have been delegated certain authority under the federal statutes and have authority over these matters under state laws. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to federal requirements.

Other Laws and Regulations

Our operations are also subject to other government regulations. While most of our products are not regulated, our acquisitions of Barkey and B Medical include certain products that are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act.

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

Human Capital

In total, we employ approximately 3,500 full-time employees, part-time employees and contingent workers worldwide as of September 30, 2023, primarily in the United States. We understand that our success depends on our highly talented associates, and our human capital management practices focus on attracting and retaining a diverse and engaged workforce.

Diversity, Equity and Inclusion. We are committed to attracting, developing, and retaining diverse talent that is inclusive of every age, gender, gender identity, race, sexual orientation, physical capability, neurological difference, ethnicity, belief and perspective. Our goal is to develop cultural competency by seeking knowledge, increasing awareness, developing sensitivity, modeling respect and promoting inclusion and unity. Approximately 46% of our employees are gender diverse, and 42% of our U.S.-based employees identify as being racially diverse. Additional detail on our gender and racial diversity can be found on our website in our environmental, social, and governance (“ESG”) governance reports.

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

Training and Development. We provide training and learning opportunities, rotational assignment opportunities, and continuous performance feedback to further our employee development. Our learning culture is built on: formal curriculums, communities of practice, peer-to-peer learning, experiential development, support tools and ongoing assessment. We listen to our employees to better understand their training and development needs, and ensure our offerings cater to both technical learning and leadership development. We offer a generous tuition reimbursement program that encourages employees to pursue undergraduate and graduate degrees in fields associated with their current or aspirational positions. In 2023, 21 employees were enrolled in this benefit with 33% being female.

Employee Health and Safety. Compliance with environmental, health and safety (“EH&S”) laws and regulations underlies the basis of the EH&S programs we have in place. As part of our EH&S programs, we:

●	help build a culture of safety that emphasizes safe operations, procedures, behaviors, and attitudes
●	provide compliance training on general safety principles and job-specific requirements
●	equip employees to recognize and execute their responsibilities for safety through numerous training events
●	provide appropriate personal protective equipment and training in the safe use of that equipment
●	help ensure all employees are aware of their surroundings and that everyone works to maintain a safe workplace

●	hold recurring, monthly corporate-wide safety committee meetings for employees at all levels, including executive management
●	encourage employees to conduct job hazard analysis with the purpose of recognizing workplace hazards and reducing risk

Purpose and Core Values. Our Company Purpose is to enable life sciences organizations around the world to bring impactful and breakthrough therapies to market – faster. We are committed to making sure that every team member understands our core values of Customer Focus, Achievement, Accountability, Teamwork, Employee Value, and Integrity. These core values are the foundation from which we act and base our decisions and are embodied in our Standards of Conduct, which outline our commitment to our customers, our investors, our communities, and to one another. Our Standards of Conduct also outline what is expected of our employees and ensure we continue to foster a culture of high integrity. We adhere to the governance requirements established by federal and state law, the SEC and the Nasdaq Global Select Market, and we strive to establish appropriate risk management methods and control procedures to adequately manage, monitor, and control the major risks we may face day to day.

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC’s website at http://www.sec.gov. We also maintain a website at www.azenta.com, through which you can access our SEC filings. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

Item 1A.    Risk Factors

Factors That May Affect Future Results

You should carefully consider the risks described below and the other information in this Annual Report on Form 10-K before deciding to invest in shares of our common stock. These are the risks and uncertainties applicable to our businesses that we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occur, our business, financial condition and operating results would likely suffer. In that event, the market price of our common stock could decline, and you could lose all or part of your investment.

Macroeconomic and External Risks

We are subject to risks associated with public health threats and epidemics, including COVID-19.

We are subject to risks associated with public health threats and epidemics, including the ongoing global health concerns relating to COVID-19. Public health threats, whether global or not, may adversely impact our business and markets, including our workforce and operations and the operations of our customers, suppliers, and business partners. In particular, we may experience material financial or operational impacts, including:

●	significant volatility or reductions in demand for our products and/or services; or
●	the inability to meet our customers’ needs or other obligations due to disruptions to our operations or the operations of our third-party partners, suppliers, contractors, logistics partners, or customers.

These impacts may be of greater magnitude in certain jurisdictions in which we and our customers operate that are impacted by these threats or react to the threats with more stringent policies.

For example, the COVID-19 pandemic impacted the world economy and our business results and operations since 2020. The depth and extent to which the COVID-19 pandemic or other public health threats may directly or indirectly impact our business, results of operations, financial condition and individual markets in the future is dependent upon various factors, including the spread of additional COVID-19 variants or other health threats, the availability of vaccinations and other medical interventions, and government interventions to reduce the spread of COVID-19 or other health threats.

While we have developed and implemented and continue to develop and implement health and safety protocols, business continuity plans and crisis management protocols in an effort to try to mitigate the negative impact of COVID-19 and other health threats on our employees and our business, there can be no assurance that we will be successful in our efforts or that such efforts may not have detrimental unintended consequences, and as a result, our business, financial condition and results of operations may be materially and adversely affected.

A prolonged downturn in macroeconomic conditions may materially adversely affect our business.

An economic downturn in the United States and elsewhere, including as a result of continued or future outbreaks of COVID-19 or a similar infectious disease, reductions in the level of government funding for scientific research, increases in interest rates, inflation, among other factors, may cause our current or potential customers to delay or reduce purchases, which could, in turn, result in reductions in sales of our products, materially and adversely affecting our results of operations and cash flows. Volatility and disruption of global financial markets could limit our customers’ ability to obtain adequate financing to maintain operations and proceed with planned or new capital spending initiatives, leading to a reduction in sales volume that could materially and adversely affect our results of operations and cash flow. In addition, a decline in our customers’ ability to pay as a result of an economic downturn may lead to increased difficulties in the collection of our accounts receivable, higher levels of reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs as a percentage of revenues.

Global climate change and related legal and regulatory developments could negatively affect our business, financial condition and results of operations.

Climate change presents risks to us and to our customers, with the risks expected to increase over time. Our products and services are subject to and affected by environmental regulation by federal, state, and local authorities in the United States and regulatory authorities with jurisdiction over our international operations. Future regulations or voluntary actions on our part in response to climate change could result in costly changes to our facilities to reduce carbon emissions and could increase energy costs as a result of switching to less carbon-intensive, but more expensive, sources of energy to operate our facilities and to transport and ship products and samples. There can be no assurance that climate change or environmental regulation and response will not have a negative competitive impact on our ability to provide sample management, automated storage, and genomic services or that economic returns will match the investments that we are making in the development of new products and services. We will likely face increasing complexity related to product design, the use of regulated materials, energy consumption and efficiency, and the reuse, recycling, or disposal of products and their components at end-of-use or useful life. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty regarding future incentives for energy-efficiency and costs of compliance, which may impact the demand for our products and services, our costs associated with providing our products and services, and our results of operations and financial condition. In addition, the potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate. These may include changes in global weather patterns, which could include local changes in rainfall and storm patterns and intensities, water shortages, changing sea levels, and changing temperature averages or extremes. These impacts may also adversely affect our properties, our business, financial condition and results of operations.

Unfavorable currency exchange rate fluctuations may impact our significant foreign currency holdings, lead to lower operating margins, or may cause us to raise prices for our products and services, which could result in reduced sales.

Currency exchange rate fluctuations could have an adverse effect on our sales, cost of sales and results of operations, and we could experience losses with respect to forward exchange contracts into which we may enter. Unfavorable currency fluctuations could require us to increase prices for our products and services to customers, which could result in lower net sales. Alternatively, if we do not adjust the prices for our products and services in response to unfavorable currency fluctuations, our results of operations, including our margins, could be materially and adversely affected. In addition, most sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold or these services are provided and the currency received in payment for such sales could be less valuable as compared to the U.S. dollar at the time of receipt as a result of exchange rate fluctuations. From time to time, we enter into forward exchange contracts to reduce currency exposure. However, we cannot be certain that our efforts will be adequate to protect us against significant currency fluctuations or that such efforts will not expose us to additional exchange rate risks, which could materially and adversely affect our results of operations.

We hold approximately $546 million of cash and cash equivalents that is denominated in foreign currency, which represents a substantial portion of our current cash and cash equivalents balance. As a result of our significant foreign currency holdings, our financial results and capital ratios may be impacted by the movements in exchange rates, and a significant portion of our assets must be translated into U.S. dollars for external reporting purposes or converted into U.S. dollars to meet our strategic needs, including with respect to our share repurchase authorization, and service obligations such as any future U.S. dollar-denominated indebtedness or dividends. We may seek to mitigate our exposure to currency exchange rate fluctuations, but our efforts may not be successful.

Our business could be negatively impacted by environmental, social and governance (ESG) matters.

There has been an increased focus from investors, customers, employees and other stakeholders concerning ESG matters, including addressing climate change, which may result in increases in our costs to operate our business or restrict certain aspects of our activities. The standards by which ESG efforts and related matters are measured are developing and evolving, and certain areas are subject to assumptions that could change over time and the extent and severity of climate change impacts are unknown. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Any such matters could have a material adverse impact on our future results of operations, financial position and cash flows.

Risks Relating to Our Operations

Our operating results could fluctuate significantly, which could negatively impact our business.

Our revenue, operating margins and other operating results could fluctuate significantly from quarter-to-quarter and year-to-year depending upon a variety of factors, including:

●	changes in the timing and terms of product orders and service contracts by our customers as a result of our customer concentration or otherwise;
●	changes in the demand for the mix of products and services that we offer;
●	the timing and amount of any repurchases of our common stock under our share repurchase authorization;
●	timing and market acceptance of our new product and service introductions;
●	delays or problems in the planned introduction of new products or services, or in the performance of any such products following delivery to customers or the quality of such services;
●	new products, services or technological innovations by our competitors, which can, among other things, render our products and services less competitive due to the rapid technological changes in the markets in which we provide products and services;
●	the timing and related costs of any acquisitions, divestitures or other strategic transactions;
●	our ability to reduce our costs in response to decreased demand for our products and services;
●	our ability to accurately estimate customer demand, including the accuracy of demand forecasts used by us;
●	disruptions in our manufacturing process or in the supply of components to us;

●	write-offs for excess or obsolete inventory;
●	competitive pricing pressures; and
●	increased investment into our infrastructure to support our growth, including capital equipment, research and development, as well as selling and marketing initiatives to support continuous product and services innovation, technological capability enhancements and sales efforts. The timing of revenue generation coupled with the increased amount of investment may result in operating losses.

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

Our success is dependent on our ability to respond to the technological changes present in the markets we serve. The success of our product development and introduction of products and services to market depends on our ability to:

●	identify and define new market opportunities, products and services in an accurate manner;
●	obtain market acceptance of our products and services;
●	innovate, develop, acquire and commercialize new technologies and applications in a timely and cost effective manner;
●	adjust to changing market conditions;
●	differentiate our offerings from our competitors’ offerings;
●	obtain and maintain intellectual property rights where necessary;
●	continue to develop a comprehensive, integrated product and service strategy;
●	price our products and services appropriately; and
●	design our products to high standards of manufacturability so that they meet customer requirements.

If we cannot succeed in responding in a timely and cost effective manner to technological and/or market changes or if the new products and services that we introduce do not achieve market acceptance, our competitive position would diminish which could materially harm our business and our prospects.

The global nature of our business exposes us to multiple risks.

During fiscal years ended September 30, 2023, 2022 and 2021, approximately 46%, 33% and 38% of our revenue was derived from sales outside of North America. We expect that international sales, including increased sales in Asia and Africa, will continue to account for a significant portion of our revenue for the foreseeable future, and that in particular, the proportion of our sales to customers in China will increase, due in large part to our significant genomic services operation in China. Additionally, we intend to invest additional resources in facilities in China, which will increase our global footprint of sales, service and repair operations. As a result of our international operations, we are exposed to many risks and uncertainties, including:

●	longer sales-cycles and time to collection;
●	tariff and international trade barriers;

●	fewer or less certain legal protections for intellectual property and contract rights abroad;
●	different and changing legal and regulatory requirements in the jurisdictions in which we operate;
●	government currency control and restrictions on repatriation of earnings;
●	a diverse workforce with different experience levels, languages, cultures, customs, business practices and worker expectations, and differing employment practices and labor issues;
●	an increased reliance on third-party agents and distributors to transact business in jurisdictions where we do not have a presence;
●	fluctuations in foreign currency exchange and interest rates, particularly in Asia and Europe;
●	political and economic instability, changes, hostilities and other disruptions in regions where we operate; and
●	intervention or attempts to control our international operations by foreign governments, including our Suzhou China facility by the government of China.

Moreover, in many foreign countries, particularly in those with developing economies, there is an increased risk of corruption and/or bribery, which could lead to violations of various laws and regulations, including the Foreign Corrupt Practices Act.  While such business practices are prohibited by our internal policies and procedures, there can be no assurance that all our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, will comply with these policies and procedures, or the applicable anti-bribery laws and regulations.  Any such violations could subject us to fines and other penalties, which could have a material adverse effect on our business, operating results, financial condition and cash flows.

Negative developments in any of these areas in one or more countries could result in a reduction in demand for our products, the cancellation or delay of orders already placed, threats to our intellectual property, difficulty in collecting receivables, and a higher cost of doing business, any of which could materially harm our business and profitability.

We hold approximately $569 million of cash outside the United States and our ability to repatriate any of the funds for use in the United States or elsewhere in our business may be limited based on local country statutory requirements, which could negatively impact our opportunities to deploy capital, including for our share repurchase authorization.

Our business could be materially harmed if we fail to adequately integrate the operations of the businesses that we have acquired or may acquire.

We have made in the past, and may make in the future, acquisitions or significant investments in businesses with complementary products, services and/or technologies. Our acquisitions, present numerous risks, including:

●	difficulties in integrating the operations, technologies, products and personnel of the acquired companies and realizing the anticipated synergies of the combined businesses;
●	defining and executing a comprehensive product and services strategy;
●	managing the risks of entering markets or types of businesses in which we have limited or no direct experience;
●	the potential loss of key employees, customers and strategic partners of ours or of acquired companies;
●	unanticipated problems or latent liabilities, such as problems with the quality of the installed base of the target company’s products or infringement of another company’s intellectual property by a target company’s activities, products or services;
●	problems associated with compliance with the acquired company’s existing contracts;

●	difficulties in managing geographically dispersed operations;
●	the diversion of management’s attention from normal daily operations of the business; and
●	difficulties in accurately estimating the expected demand for any acquired product, service or technology and the timing and regularity thereof.

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

A key part of our growth strategy is to continue expanding within the life sciences sample management and genomic services markets. As part of this strategy, we expect to diversify our product sales and service revenue by leveraging our core technologies and making acquisitions of select businesses, products, services or technologies, which requires investments and resources which may not be available on favorable terms or at all. We cannot guarantee that we will be successful in leveraging our capabilities into the life sciences sample management and genomic services markets or identifying and successfully acquiring other businesses, products, services or technologies to meet all the needs of new customers and to compete favorably with other products and services. Because a significant portion of our growth potential may be dependent on our ability to increase sales within each of the Life Sciences Product and Life Sciences Services segments, our inability to successfully expand within the markets serviced by these segments may adversely impact future financial results.

Changes in key personnel could impair our ability to execute our business strategy.

The continuing service of our executive officers and essential engineering, scientific and management personnel, together with our ability to attract and retain such personnel, is an important factor in our continuing ability to execute our strategy. There is substantial competition to attract such employees and the loss of any such key employees could have a material adverse effect on our business and operating results. The same could be true if we were to experience a high turnover rate among engineering and scientific personnel and we were unable to replace them. Our ability to attract and retain employees may be negatively impacted by employees’ reactions to our health and safety policies, including those related to COVID-19 vaccinations, masks, and/or flexibility to work remotely, particularly in the United States. Any failure to attract, recruit, train, retain, motivate and integrate qualified personnel could materially harm our operating results and growth prospects.

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

We have a limited number of manufacturing facilities for our products and laboratories for our service offerings. If the operations at any one of these facilities were disrupted as a result of a natural disaster, fire, power or other utility outage, work stoppage, war or terrorist activities or other similar event, our business could be seriously harmed because we may be unable to manufacture and ship products and parts, or provide services, to our customers in a timely fashion. The impact of any disruption at one of our facilities may be exacerbated if the disruption occurs at a time when we need to rapidly increase our capabilities to meet increased demand or expedited shipment schedules.

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

As of September 30, 2023, we had $784.3 million of goodwill and $294.3 million in net intangible assets as a result of our acquisitions. We periodically review our goodwill and the estimated useful lives of our identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value, or for intangible assets, a revised useful life. These events and circumstances include significant changes in the business climate, legal factors, operating performance indicators, advances in technology and competition. Any impairment or revised useful life could have a material and adverse effect on our financial position and results of operations and could harm the trading price of our common stock.

As of October 1, 2023, the company reorganized the business under three operating segments, and as a result, reallocated goodwill to the newly defined reporting units. Subsequent to this reallocation, as of October 1, 2023, the fair value of the B Medical reporting unit approximates carrying value. In the event the performance of any of the Company’s reporting units does not meet management expectations in the future, the Company experiences a prolonged macroeconomic or market downturn, or there are other negative revisions to key assumptions used in the analyses used to estimate fair value, the Company may be required to perform an impairment analysis which could result in an impairment charge. For further details refer to Note 21, Subsequent Events to our Consolidated Financial Statements included under Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Changes in tax rates or tax regulation could affect results of operations.

As a global company, we are subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Our future annual and quarterly effective tax rates could be affected by numerous factors, including changes in the following: applicable tax laws; composition of pre-tax income in countries with differing tax rates; and/or establishment of a valuation allowance against deferred tax assets based on the assessment of their realizability prior to expiration. Changes in applicable tax laws could significantly impact the estimates of our tax assets and liabilities, as well as expectations of future effective tax rates. Changes in tax laws could also negatively impact our ability to move our cash balances between the jurisdictions in which we operate. In addition, we are subject to regular examination by the U.S. Internal Revenue Service and state, local and foreign tax authorities. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our expense for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in our historical income tax (benefits) expenses and accruals, which could materially and adversely affect our financial condition and results of operations.

International trade disputes could result in additional or increased tariffs, export controls or other trade restrictions that may have a material impact on our business.

We sell a significant number of products outside the United States, including in China and Africa. Based on the complex relationships among these countries and the United States, there is inherent risk that political, diplomatic and national security influences might lead to trade disputes, impacts and/or disruptions. The United States and other countries have imposed and may continue to impose trade restrictions and have also levied tariffs and taxes on certain goods. Increases in tariffs, additional taxes or other trade restrictions and retaliatory measures may increasingly impact customer demand and customer investment in manufacturing equipment, increase our manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies, which could have a material adverse effect on our business, results of operations, or financial condition.

We are subject to numerous governmental regulations.

We are subject to federal, state, local and foreign regulations, including environmental regulations, regulations relating to the design and operation of our products and control systems and regulations relating to certain of our service offerings, including those described above under Item 1 “Business-Environmental Matters and Governance Regulations” above. We might incur significant costs as we seek to ensure that our products meet safety and emissions standards, many of which vary across the states and countries in which our products are used. In the past, we have invested significant resources to redesign our products to comply with these directives. Compliance with future regulations, directives, and standards could require us to modify or redesign some products, change our service offerings, make capital expenditures, or incur substantial costs. If we do not comply with current or future regulations, directives, and standards:

●	we could be subject to fines;
●	our production or shipments could be suspended; and
●	we could be prohibited from offering particular products or services in specified markets.

Any of these events could materially and adversely affect our business, financial condition and results of operations.

Regulations and customer demands related to conflict minerals may adversely affect us.

The Dodd-Frank Wall Street Reform and Consumer Protection Act imposes disclosure requirements regarding the use in components of our products of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries, whether the components of our products are manufactured by us or third parties. This requirement could affect the pricing, sourcing and availability of minerals used in the manufacture of components we use in our products. In addition, there are additional costs associated with complying with the disclosure requirements and customer requests, such as costs related to our due diligence to determine the source of any conflict minerals used in our products and preparing and filing required reports with respect thereto with the SEC. We may face difficulties in satisfying customers who may require that all of the components of our products are certified as conflict mineral free and/or free of numerous other hazardous materials.

Our failure to protect our intellectual property could adversely affect our future operations.

Our ability to compete is significantly affected by our ability to protect our intellectual property. We rely upon patents, trade secret laws, confidentiality agreements and procedures, copyrights, trademarks and licensing agreements to protect our technology. Existing trade secret, trademark and copyright laws offer only limited protection. Our success depends in part on our ability to obtain and enforce patent protection for our products and services both in the United States and in other countries. We own numerous U.S. and foreign patents, and we intend to file additional applications, as appropriate, for patents covering our products, services, and technology. Any issued patents owned by or licensed to us may be challenged, invalidated or circumvented, and the rights under these patents may not provide us with competitive advantages. In addition, the laws of some countries in which our products and services are or may be developed, manufactured, provided, or sold may not fully protect our products and services. Due to the rapid technological change that characterizes the life sciences and related process equipment industries, we believe that the improvement of existing technology, reliance upon trade secrets, unpatented proprietary know-how and the development of new products or services may be as important as patent protection in establishing and maintaining a competitive advantage. To protect trade secrets and know-how, it is our policy to require all technical and management personnel to enter into nondisclosure agreements.

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

The expiration of our patents over time could lead to an increase in competition and a decline in our revenue.

One of our main competitive strengths is our technology, and we are dependent on our patent rights and other intellectual property rights to maintain our competitive position. Our current patents will expire from time to time beginning in 2024 and running through 2039 which could result in increased competition and declines in product and service revenue.

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

We currently obtain many of our key components on an as-needed, purchase order basis from numerous suppliers. In some cases, we have only a single source of supply for key components and materials used in the manufacturing of our products. Further, a portion of our supply is sourced from Asia, including China and we do not always have a previous history of dealing with these suppliers. Our inability to obtain components or materials in required quantities or of acceptable cost and quality and with the necessary continuity of supply could result in delays or reductions in product shipments to our customers. In addition, if a supplier or sub-supplier suffers a production stoppage or delay for any reason, including natural disasters or health-related threats, this could result in a delay or reduction in our product shipments to our customers. Any of these contingencies could cause us to lose customers, result in delayed or lost revenue and otherwise materially harm our business.

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

Our external service providers may fail to perform as we expect.

Our external service providers have played and will continue to play a key role in many of our transactional and administrative functions, such as information technology and facilities management. Many of these service providers, including certain hosted software applications that we use for confidential data storage, employ cloud computing technology for such storage. These providers’ cloud computing systems may be susceptible to “cyber incidents,” such as intentional cyber-attacks aimed at theft of sensitive data or inadvertent cyber-security compromises, which are outside of our control. Although we attempt to select reputable providers and secure their performance on terms documented in written contracts, it is possible that one or more of these providers could fail to perform or adequately protect our data from cyber-related security breaches as we expect and any such failure could have an adverse impact on our business.

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

Our automated cold storage systems for the life sciences sample management market are used in the handling, movement and storage of biological and chemical samples. We also provide sample storage services to customers where we store their biological and chemical samples or perform genomics services at our facilities. In any case, in addition to product warranty claims, inaccurate or faulty testing services or damage to our customers’ materials attributed to a failure of our products or services could lead to additional claims for damages made by our customers and could also harm our relationship with our customers and damage our reputation, resulting in material harm to our business.

Risks Relating to Owning Our Securities

Our stock price is volatile.

The market price of our common stock has fluctuated widely. From the beginning of fiscal year 2022 through the end of fiscal year 2023, our stock price fluctuated between a high of $124.15 per share and a low of $36.45 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include:

●	variations in operating results from quarter-to-quarter and year-to-year;
●	changes in earnings estimates by analysts or our failure to meet analysts’ expectations;
●	changes in the market price per share of our public company customers and competitors;
●	the timing and amount of any repurchases of our common stock under our share repurchase authorization;
●	market conditions in the life sciences sample management and genomic services and other industries into which we sell products and services;
●	global economic conditions;
●	political changes, hostilities, public health threats, including the COVID-19 pandemic, or similar events, or natural disasters such as hurricanes and floods;
●	low trading volume of our common stock;
●	the number of firms making a market in our common stock; and
●	actions of activist stockholders and our response(s) thereto.

In addition, the stock market has in the past experienced significant price and volume fluctuations. These fluctuations have particularly affected the market prices of the securities of life sciences companies like ours. These market fluctuations could adversely affect the market price of our common stock.

Although we have initiated share repurchases under our share repurchase authorization, we cannot guarantee that our share repurchases will not limit our ability to further develop our business or whether the share repurchase authorization will be fully implemented or that it will enhance long-term stockholder value.

On November 4, 2022, our Board of Directors approved a new share repurchase authorization for the repurchase of up to $1.5 billion of our common stock (the “2022 Repurchase Authorization”). Repurchases under the 2022 Repurchase Authorization may be made in the open market or through privately negotiated transactions (including under an accelerated share repurchase (“ASR”) agreement), or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, subject to market and business conditions, legal requirements, and other factors. We are not obligated to acquire any particular amount of common stock under the 2022 Repurchase Authorization, and share repurchases may be commenced or suspended at any time at our discretion.

On November 23, 2022, as part of the 2022 Repurchase Authorization, we entered into an ASR agreement with JPMorgan Chase Bank, National Association for the repurchase of up to $500.0 million of our common stock. Approximately 6.1 million initial shares of common stock were received by us and retired in connection with entering into the ASR agreement in November 2022 and, in April 2023, the transactions under the ASR agreement terminated and we received final settlement of an additional 4.0 million shares of common stock for a total of 10.1 million shares of common stock repurchased under the ASR agreement. Following the final termination of the ASR agreement, other arrangements under the 2022 Repurchase Authorization commenced under which we expect to repurchase up to an additional $500.0 million shares of our common stock in open market purchases, intended to qualify under Rule 10b5-1 under the Exchange Act, subject to market and business conditions, legal requirements, and other factors. We repurchased 17.5 million shares of common stock for $838.5 million (excluding fees, commissions, and excise tax) in the fiscal year ending September 30, 2023 under the ASR agreement and these other arrangements. In addition, in November 2023, we announced that we intend to repurchase the remaining $500.0 million of shares of common stock available under the 2022 Repurchase Authorization in 2024. Our ability to continue to repurchase common stock, including under the other arrangements that commenced after termination of the ASR agreement and any of the remaining $500.0 million of the intended repurchases announced in November 2023, will depend upon, among other factors, our cash balances and potential future capital requirements for strategic investments, whether organic or through acquisitions, our results of operations, our financial condition and other factors beyond our control that we may deem relevant to a decision to repurchase common stock under the current arrangements.

Repurchases pursuant to the 2022 Repurchase Authorization could affect the price of our common stock and increase its volatility. The existence of the 2022 Repurchase Authorization could also cause the price of our common stock to be higher than it would be in the absence of such an authorization and could reduce the market liquidity for our common stock. Additionally, repurchases under the 2022 Repurchase Authorization will diminish our cash reserves, which could impact our ability to further develop our business organically or through acquisitions or service any indebtedness we may incur in the future as a result of the reduction of our cash balances from the repurchases or otherwise. There can be no assurance that any repurchases will enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although the 2022 Repurchase Authorization is intended to enhance long-term stockholder value, short-term price fluctuations could reduce the program’s effectiveness.

Our business and operations could be negatively affected by securities litigation or stockholder activism, which could impact the trading price and volatility of our common stock and may constrain capital deployment opportunities and adversely impact our ability to expand our business.

Our business and operations could be negatively affected if we become subject to any securities litigation or from continued stockholder activism, which could cause us to incur significant expenses, hinder the execution of our business and growth strategy, constrain our capital deployment opportunities, and impact the price of our common stock. Stockholder activism, which can take many forms or arise in a variety of situations, has been increasing recently. Volatility in the price of our common stock, our cash balance, our financial performance or other reasons may cause us to become the target of securities litigation or continue to be the target of stockholder activism.

We have been and may continue to be subject to stockholder activism, including relating to the actions of Politan Capital Management LP described in the Schedule 13D that it initially filed with the SEC on September 14, 2023, as amended, and may be subject to continued and other stockholder activism in the future. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our Board of Director’s attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we have and may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, the price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism. In addition, stockholder activism may constrain our capital deployment opportunities and may limit the types of investments that are available to us.

Provisions in our charter documents and Delaware law may delay or prevent an acquisition of us, which could decrease the value of your shares.

Our restated certificate of incorporation and by-laws and Delaware law contain provisions that could make it harder for a third party to acquire us without the consent of our Board of Directors. These provisions include limitations on actions by our stockholders by written consent, the inability of stockholders to call special meetings, requiring advance notice in accordance with our by-laws for stockholder proposals that can only be acted upon at annual stockholder meetings and nominations to our Board of Directors, limiting the approval of changes in the number of directors to our Board of Directors or by a super majority vote of our stockholders and the potential for super majority votes of our stockholders in certain other circumstances. In addition, as discussed below, our Board of Directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer.

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

Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our Board of Directors, these provisions apply even if the offer may be considered beneficial by stockholders. If a change of control or change in management is delayed or prevented by these provisions, the market price of our common stock could decline.

Our restated certificate of incorporation authorizes the issuance of shares of blank check preferred stock.

Our restated certificate of incorporation provides that our Board of Directors is authorized to designate and issue from time to time, without further stockholder approval, up to 1,000,000 shares of preferred stock in one or more series and to fix and designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, redemption rights and terms of redemption and liquidation preferences. Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights. Our designation and issuance of preferred stock, including in connection with the adoption of a stockholders rights plan, or “poison pill,” may have the effect of delaying or preventing a change in control. Our issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of common stock. The issuance of preferred stock could have the effect of decreasing the market price of our common stock.

Our by-laws designate the state courts in the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against the company and our directors, officers and employees.

Our by-laws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for the following types of proceedings:

●	any derivative action or proceeding brought on our behalf;
●	any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders to our company or our stockholders;
●	any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our by-laws; or
●	any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware.

These choice of forum provisions will not apply to causes of action arising under the Securities Act of 1933, as amended, or the Securities Act or the Exchange Act or any other claim for which federal courts have exclusive jurisdiction. Furthermore, our by-laws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any claims under the Securities Act.

These exclusive forum provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find the choice of forum provisions contained in our by-laws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and operating results.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate headquarters are currently located in Burlington, Massachusetts. We maintained the following principal facilities as of September 30, 2023:

			Square Footage	Ownership Status/
Location	Functions	Segment	(Approx.)	Lease Expiration
Suzhou, China	Laboratory & office	Services	240,000	Owned
Hosingen, Luxembourg	B Medical headquarters & manufacturing	Products	228,000	Owned
Indianapolis, Indiana	Sample storage, sales & support	Services	116,700	September 2033
South Plainfield, New Jersey	Laboratory & office	Services	73,300	January 2030
Plainfield, Indiana	Manufacturing, R&D and sales & support	Services	67,900	August 2032
Springfield, Missouri	Manufacturing, R&D and sales & support	Products	50,100	December 2028
Manchester, United Kingdom	Manufacturing & office	Products	45,000	December 2029
Burlington, Massachusetts	Corporate headquarters, training, R&D and sales & support	Products & Services	42,500	October 2025

In addition to the principal facilities listed above, we maintain additional laboratories, biorepositories, and sales and support offices throughout North America, Europe, and Asia. The Company believes that its facilities are in good physical condition, are suitable and adequate for the operations conducted at those facilities and are generally fully utilized and operating at normal capacity.

Item 3.    Legal Proceedings

We are subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. We cannot predict the ultimate outcome of such legal proceedings or in certain instances provide reasonable ranges of potential losses. However, as of the date of this Annual Report on Form 10-K, we believe that none of these claims will have a material adverse effect on our consolidated financial condition or results of operations. In the event of unexpected subsequent developments and given the inherent unpredictability of these legal proceedings, there can be no assurance that our assessment of any claim will reflect the ultimate outcome and an adverse outcome in certain matters could, from time-to-time, have a material adverse effect on our consolidated financial condition or results of operations in particular quarterly or annual periods.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Stock Market LLC, or Nasdaq under the symbol “AZTA.”

Number of Holders

As of November 13, 2023, there were 476 holders of record of our common stock.

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

Comparative Stock Performance

The following graph compares the cumulative total shareholder return (assuming reinvestment of dividends) from investing $100 on September 30, 2018, and plotted at the last trading day of each of the fiscal years ended September 30, 2019, 2020, 2021, 2022 and 2023, in each of (i) our Common Stock; (ii) the Nasdaq/NYSE American/NYSE Index of companies; and (iii) a peer group for the fiscal year ended September 30, 2023.

The 2023 peer group for the year ended September 30, 2023 is comprised of Angiodynamics Inc, Caredx Inc, Certara Inc, Haemonetics Corp, Icu Medical Inc, Integra Lifesciences Holdings Corp, Maravai Lifesciences Holdings Inc, Medpace Holdings Inc, Neogenomics Inc, Orasure Technologies Inc, Repligen Corp, Sotera Health Co, and Varex Imaging Corp. Nuvasive Inc. was removed from the Company’s peer group in 2023 as the result of its sale to another company in 2023.

The stock price performance on the graph below is not necessarily indicative of future price performance.

	9/30/2018	9/30/2019	9/30/2020	9/30/2021	9/30/2022	9/30/2023
Azenta, Inc.	$100.00	$106.99	$134.96	$300.06	$125.77	$147.28
Nasdaq/NYSE American/NYSE	100.00	97.10	97.93	125.19	98.02	118.20
Peer Group	100.00	95.85	110.03	164.73	90.53	87.86

The information included under the heading “Comparative Stock Performance” in this Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act.

Issuer Purchases of Equity Securities

The following provides information about our fourth quarter 2023 repurchases of our common stock:

		Total		Total Number of Shares	Approximate Dollar Value
		Number of	Average	Purchased As Part of	Of Shares That May
		Shares	Price Paid	Publicly Announced	Yet Be Purchased
		Purchased	Per Share	Plans or Programs	(in millions)
Period of Repurchase	Repurchase Program	(#) (1)	($) (1)	(1)	($)
July 1 - 31, 2023	Open market repurchase	1,481,897	$46.00	15,526,586	$760
August 1-31, 2023	Open market repurchase	1,399,128	51.58	16,925,714	688
September 1-30, 2023	Open market repurchase	529,297	49.13	17,455,011	662
Total		3,410,322	$48.78

On November 4, 2022, our Board of Directors approved a share repurchase authorization for the repurchase of up to $1.5 billion of our common stock (the “2022 Repurchase Authorization”) and terminated our previously authorized $50.0 million share repurchase authorization. In November 2022, as part of the 2022 Repurchase Authorization, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) with JPMorgan Chase Bank, National Association for the repurchase of up to $500.0 million of our common stock which terminated and settled in April 2023. Following the termination of the ASR Agreement, other arrangements under the 2022 Repurchase Authorization commenced under which we expect to repurchase up to an additional $500.0 million shares of our common stock in open market purchases, intended to qualify under Rule 10b5-1 under the Exchange Act, subject to market and business conditions, legal requirements, and other factors. During the three months ended September 30, 2023, we repurchased approximately 3.4 million shares of common stock for approximately $166.3 million (excluding fees, commissions, and excise tax) through open market repurchases under these other arrangements.

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our Consolidated Financial Statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below and in the forward-looking statements. Factors that could cause or contribute to these differences include, without limitation, those discussed in “Information Related to Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” included above in this Annual Report on Form 10-K.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes principal factors affecting the results of our operations, financial condition and liquidity, as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. All dollar amounts in the below MD&A are presented in U.S. dollars, unless otherwise noted or the context otherwise provides.

Our MD&A is organized as follows:

●	Overview. This section provides a general description of our business and operating segments as well as a brief discussion and overall analysis of our business and financial performance, including key developments affecting us during fiscal years ended September 30, 2023 and 2022.
●	Critical Accounting Policies and Estimates. This section discusses accounting policies and estimates that require us to exercise subjective or complex judgments in their application. We believe these accounting policies and estimates are important to understanding the assumptions and judgments incorporated in our reported financial results.
●	Results of Operations. This section provides an analysis of our financial results for the fiscal year ended September 30, 2023 compared to the fiscal year ended September 30, 2022.
●	Liquidity and Capital Resources. This section provides an analysis of our liquidity and changes in cash flows, as well as a discussion of contractual commitments.

OVERVIEW

General

We are a leading global provider of biological and chemical compound sample exploration and management solutions for the life sciences industry. We entered the life sciences market in 2011, leveraging our in-house precision automation and cryogenics capabilities that we were then applying in the semiconductor manufacturing market. This led us to provide solutions for automated ultra-cold storage. Since then, we have expanded our life sciences offerings through internal investments and through a series of acquisitions. We now support our customers from research and clinical development to commercialization with our sample management, automated storage, and genomic services expertise to help our customers bring impactful therapies to the market faster. We understand the importance of sample integrity and offer a broad portfolio of products and services supporting customers at every stage of the life cycle of samples including procurement and sourcing, automated storage systems, genomic services and a multitude of sample consumables, informatics and data software, along with sample repository solutions (“SRS”). Our expertise, global footprint and leadership positions enable us to be a trusted global partner to pharmaceutical, biotechnology and life sciences research institutions. In total, we employ approximately 3,500 full-time employees, part-time employees and contingent workers worldwide as of September 30, 2023 and have sales in approximately 150 countries. We are headquartered in Burlington, Massachusetts and have operations in North America, Asia, and Europe.

Our portfolio includes product and service offerings developed by us internally, as well as through acquisitions, designed to bring together comprehensive capabilities to service our customers’ needs in sample exploration and management, automated storage, and genomic solutions. We continue to develop new product and service offerings and enhance existing and acquired offerings through the expertise of our research and development resources. We believe our acquisition, investment and integration approach has allowed us to accelerate internal development and significantly accelerate time to market for our life sciences solutions.

Segments

Our business is comprised of two reportable segments, our Life Sciences Products segment and our Life Sciences Services segment. For further information on our reportable and operating segments, please refer to Note 19, Segment and Geographic Information to our Consolidated Financial Statements included under Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Our Life Sciences Products business is a leading provider of automated cold storage solutions for biological and chemical compound samples. We have a complete line of automated storage systems from ambient temperatures to -190°C. Our sample management solutions include consumable vials and tubes, polymerase chain reaction (“PCR”) plates, instruments for supporting workflows, and informatics. This portfolio provides customers with a high level of sample quality, security, availability, intelligence and integrity throughout the lifecycle of samples providing customers with complete end-to-end “cold-chain of custody” capabilities. On July 1, 2022, we acquired Barkey Holding GmbH and its subsidiaries (“Barkey”), a leading provider of controlled rate thawing devices for customers in the medical, biotech and pharmaceutical industries, headquartered in Leopoldshöhe, Germany. On October 3, 2022, we acquired B Medical Systems S.á r.l and its subsidiaries (“B Medical”), a market leader in temperature-controlled storage and transportation solutions that enable the delivery of life-saving treatments to more than 150 countries worldwide. This acquisition complements our cold-chain capabilities, adding differentiated solutions for reliable and traceable transport of temperature-sensitive samples. Additionally, on February 2, 2023, we acquired Ziath Ltd. and its subsidiaries (“Ziath”), a leading provider of 2D barcode readers for life sciences applications to complement our product offerings.

Our Life Sciences Services business is a leading provider of solutions addressing the many needs of customers in the area of genomic analysis and the management and care of biological samples used in pharmaceutical, biotech, healthcare, clinical, and academic research and development markets. We process millions of samples annually, each containing valuable information that must be preserved with the sample. Our genomic services provide a broad capability to customers for gene sequencing, synthesis, editing and related services. We offer a comprehensive, global portfolio that we believe has both broad appeal in the life sciences industry and enables customers to select the best solution for their research and development challenges. This portfolio also offers unique solutions for key markets such as cell and gene therapy (“CGT”), antibody development and biomarker discovery by addressing genomic complexity and throughput challenges. Our sample management services include off-site storage services, transport services, laboratory services, sample procurement, and interactive informatics solutions. We also offer expert-level consultation services to our clients throughout their experimental design and implementation processes. Our services also include short- and long-term sample storage and management of the “cold-chain of custody” from collection, to storage, to retrieving the sample which ultimately may go back into the research workflow.

Sale of the Semiconductor Automation Business

On February 1, 2022, we completed the sale of our semiconductor automation business to Thomas H. Lee, Partners, L.P., for $2.9 billion in cash. In connection with the divestiture of the semiconductor automation business and our continued focus on our life sciences businesses, we changed our corporate name from “Brooks Automation, Inc.” to “Azenta, Inc.” and our common stock began trading on the Nasdaq Global Select Market under the symbol “AZTA” on December 1, 2021.

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

Business and Financial Performance

Our performance for the twelve months ended September 30, 2023, 2022 and 2021 is as follows:

	Year Ended September 30,
Dollars in thousands	2023	2022	2021
Revenue	$665,072	$555,498	$513,703
Cost of revenue	401,932	299,914	269,894
Gross profit	263,140	255,584	243,809
Operating expenses
Research and development	33,956	27,542	22,412
Selling, general and administrative	316,282	251,465	252,101
Contingent consideration - fair value adjustments	(18,549)	600	—
Restructuring charges	4,577	712	385
Total operating expenses	336,266	280,319	274,898
Operating loss	(73,126)	(24,735)	(31,089)
Other income (expense)
Interest income	43,735	20,286	632
Interest expense	—	(4,589)	(2,037)
Loss on extinguishment of debt	—	(632)	—
Other, net	(1,042)	(266)	(16,475)
Loss before income taxes	(30,433)	(9,936)	(48,969)
Income tax (benefit) expense	(17,550)	1,350	(20,100)
Loss from continuing operations	$(12,883)	$(11,286)	$(28,869)
Income (loss) from discontinued operations, net of tax	(1,374)	2,144,145	139,616
Net income (loss)	$(14,257)	$2,132,859	$110,747

Results of Operations

Fiscal Year Ended September 30, 2023 Compared to Fiscal Year Ended September 30, 2022

Revenue increased 20% in fiscal year 2023 compared to the prior fiscal year, driven by revenue growth in our Life Sciences Products segment of 53% primarily due to acquisitions (largely B Medical), partially offset by the decline in COVID-related revenues in our Consumables and Instruments business. Gross margin was 39.6% for fiscal year 2023 compared to 46.0% in the prior fiscal year, primarily due to the higher costs resulting from the amortization of purchase accounting adjustments and intangibles associated with the acquisition of B Medical, and unfavorable mix in the Life Sciences Products segment, inclusive of margin dilution attributable to lower margins in the acquired B Medical business in the current year. Operating expenses increased $55.9 million in fiscal year 2023 compared to the prior fiscal year. Selling, general and administrative expenses increased $64.8 million in fiscal year 2023 compared to the prior fiscal year, primarily due to the acquisitions of B Medical and Barkey, partially offset by an $18.5 million reduction in the fair value of contingent consideration related to B Medical. We generated an operating loss of $73.1 million for fiscal year 2023 compared to an operating loss of $24.7 million for fiscal year 2022, driven by a reduction in gross margin and an increase in operating expenses. Loss from continuing operations was $12.9 million during fiscal year 2023 as compared to a loss from continuing operations of $11.3 million in fiscal year 2022. Loss from discontinued operations was $1.4 million during fiscal year 2023 as compared to income from discontinued operations of $2.1 billion in fiscal year 2022. The results for discontinued operations for fiscal year 2023 were due to adjustments to and/or settlements of assets and liabilities associated with the discontinued operations. Please refer to the “Results of Operations” section below for a detailed discussion of our financial results for fiscal year 2023 compared to fiscal year 2022.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue, intangible assets, goodwill, inventories, income taxes, and stock-based compensation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. We evaluate current and anticipated worldwide economic conditions, both in general and specifically in relation to the life sciences industry, that serve as a basis for making judgments about the carrying values of assets and liabilities that are not readily determinable based on information from other sources. Actual results may differ from these estimates under different assumptions or conditions that could have a material impact on our financial condition and results of operations.

We believe that the assumptions and estimates associated with the following critical accounting policies involve significant judgment and thus have the most significant potential impact on our Consolidated Financial Statements.

Revenue Recognition

We generate revenue from the sale of products and services. A description of our revenue recognition policies is included in Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Revenue from the sales of certain products that involve significant customization, which primarily include automated cold sample management systems, is recognized over time as the asset created by our performance does not have alternative use to us and an enforceable right to payment for performance completed to date is present. We recognize revenue as work progresses based on a percentage of actual labor hours incurred on the project to-date and total estimated labor hours expected to be incurred on the project. The selection of the method to measure progress towards completion requires judgment. We have concluded that using the percentage of labor hours incurred to estimated labor hours needed to complete the project most appropriately depicts our efforts towards satisfaction of the performance obligation. We develop profit estimates for long-term contracts based on total revenue expected to be generated from the project and total costs anticipated to be incurred in the project. These estimates are based on a number of factors, including the degree of required product customization and the work required to be able to install the product in the customer’s existing environment, as well as our historical experience, project plans and an assessment of the risks and uncertainties inherent in the contract related to implementation delays or performance issues that may or may not be within our control. We estimate a loss on a contract by comparing total estimated contract revenue to the total estimated contract costs and recognize a loss during the period in which it becomes probable and can be reasonably estimated. We review profit estimates for long-term contracts during each reporting period and revise the estimate based on changes in circumstances.

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

Significant judgment is used in determining fair values of assets acquired, liabilities assumed, and contingent consideration, as well as intangibles and their estimated useful lives. Fair value and useful life determinations may be based on, among other factors, estimates of revenue growth rates, operating expenses, integration costs, obsolescence factor and discount rate among others attributable to completed technology and other acquired intangible assets used in computing present values. These judgments may materially impact the estimates used in allocating acquisition date fair values to assets acquired and liabilities assumed, as well as our current and future operating results. Actual results may vary from these estimates and may result in adjustments to goodwill and acquisition date fair values of assets and liabilities during a measurement period or upon a final determination of asset and liability fair values, whichever occurs first. Adjustments to fair values of assets and liabilities made after the end of the measurement period are recorded within our operating results.

Contingent consideration is recorded at fair value as measured on the date of acquisition using an appropriate valuation model, such as the Monte Carlo simulation model. The value recorded is based on estimates of future financial projections under various potential scenarios, in which the model runs many simulations based on comparable companies’ growth rates and their implied volatility. Our estimates of forecasted revenues in the earn-out period include a consideration of current industry information, market and economic trends, historical results of the acquired business and other relevant factors. These cash flow projections are discounted with a risk adjusted rate. Each quarter until such contingent amounts are earned, the fair value of the liability is remeasured at each reporting period based on changes to the underlying assumptions. The estimates used to determine the fair value of the contingent consideration liability are subject to significant judgment and given the inherent uncertainties in making these estimates, actual results are likely to differ from the amounts originally recorded and could be materially different.

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

In performing a quantitative test for impairment, either annually, or if required after initially assessing qualitative factors to determine whether events occurred indicating possible impairment (as described further in Note 2 Summary of

Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K), we determine fair values of our reporting units based on an income approach in accordance with the discounted cash flow method, (the “DCF Method”). The DCF Method is based on projected future cash flows and terminal value estimates discounted to their present values. The key inputs used in the DCF Method include revenue growth rates, gross margin percentages, selling, general and administrative expense percentages and discount rates that are at or above our weighted average cost of capital. We derive discount rates that are commensurate with the risks and uncertainties inherent in the respective reporting units and our internally developed projections of future cash flows.

Application of the goodwill impairment test requires judgment based on market and operational conditions at the time of the evaluation, including management’s best estimates of the reporting unit’s future business activity and the related estimates and assumptions of future cash flows from the assets that include the associated goodwill. Different assumptions of revenue growth rates, gross margin percentages, selling, general and administrative expense percentages and the discount rate used in accordance with the DCF Method could result in different estimates of the reporting units’ fair value as of each testing date.

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

We were not required to test our long-lived assets for impairment during fiscal years 2023 or 2022 since no events indicating impairment occurred during the periods then ended.

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

Deferred Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider recent historical income, estimated future taxable income, carry-forward periods of tax attributes, and ongoing tax planning strategies in assessing the need for the valuation allowance. We evaluate the realizability of our deferred tax assets by tax-paying component and assess the need for a valuation allowance on a quarterly basis. We evaluate the profitability of each tax-paying component on a historic cumulative basis and on a forward-looking basis while performing this analysis. We continue to hold a U.S. valuation allowance related to the realizability of certain state tax credits and net operating loss carry-forwards. We also maintain valuation allowances against net deferred tax assets in certain foreign tax-paying components as of the end of fiscal year 2023.

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

Recently Issued Accounting Pronouncements

For a summary of recently issued accounting pronouncements applicable to our Consolidated Financial Statements which is incorporated here by reference, please refer to Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Please refer to the commentary provided below for further discussion and analysis of the factors contributing to our results from operations for the twelve months ended September 30, 2023 and 2022. A comparison of our results for the fiscal year ended September 30, 2022 to the fiscal year ended September 30, 2021 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for fiscal year ended September 30, 2022, filed with the SEC on November 25, 2022.

Non-GAAP Financial Measures

Non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. Management adjusts the GAAP results for the impact of amortization of intangible assets, restructuring charges, purchase price accounting adjustments, and charges related to M&A to provide investors better perspective on the results of operations which the Company believes is more comparable to the similar analysis provided by its peers. Management also excludes special charges and gains, such as impairment losses, gains and losses from the sale of assets, certain tax benefits and charges, as well as other gains and charges that are not representative of the normal operations of the business. Management strongly encourages investors to review our financial statements and publicly filed reports in their entirety and not rely on any single measure.

Revenue

Our revenue performance for the twelve months ended September 30, 2023, 2022, and 2021 is as follows:

	Year Ended September 30,
				% Change
Dollars in thousands	2023	2022	2021	2023 v. 2022	2023 v. 2021
Life Sciences Products	$305,184	$199,230	$199,606	53.2%	52.9%
Life Sciences Services	359,888	356,268	314,097	1.0%	14.6%
Total revenue	$665,072	$555,498	$513,703	19.7%	29.5%

Fiscal Year Ended September 30, 2023 Compared to Fiscal Year Ended September 30, 2022

Revenue increased 20% in fiscal year 2023 compared to the prior fiscal year, driven by a 53% increase in our Life Sciences Products segment and a 1% increase in our Life Sciences Services segment.

Our Life Sciences Products segment revenue increased 53% year-over-year, primarily due to acquisitions (largely B Medical). Excluding these acquisitions, we experienced a decline in revenue of approximately 9% year-over-year, primarily due to the decreased demand and associated revenue for COVID-19 related to our Consumables and Instruments business of approximately 28% year-over-year, which was partially offset by increased revenue in Automated Store Systems of approximately 20% year-over-year.

Our Life Sciences Services segment revenue increased 1% year-over-year, primarily due to growth in our SRS business, partially offset by a decline in the Genomics Services business.

We estimate that revenue related to the COVID-19 pandemic for the fiscal year ended September 30, 2023 was approximately $7.7 million in the aggregate, including $4.1 million from B Medical, as compared to COVID-related revenue of $22 million for the year ended September 30, 2022. The decrease in this revenue was primarily due to lower demand for Consumables and Instruments related to COVID-19 testing.

We anticipate continued growth in revenue from our Life Sciences Products and Services businesses through our internally developed products and services and through our acquired businesses and potential future acquisitions.

Revenue generated outside the United States amounted to $310.0 million, or 47% of total revenue, for fiscal year 2023 compared to $197.3 million, or 36% of total revenue, for fiscal year 2022. There was one customer with more than 10% of our consolidated revenue for fiscal year 2023. This individual customer is a distributor shipping to end users in approximately 50 countries. No individual customer accounted for more than 10% of our consolidated revenue for the fiscal year ending 2022.

Operating Income (Loss)

Our operating performance for the twelve months ended September 30, 2023, 2022 and 2021 is as follows:

	Life Science Products			Life Science Services
	Year Ended September 30,			Year Ended September 30,
Dollars in thousands	2023	2022	2021	2023	2022	2021
Revenue:	$305,184	$199,230	$199,606	$359,888	$356,268	$314,097

Operating income (loss):
Operating income (loss)	$(30,321)	$11,033	$21,971	$(14,722)	$10,784	$10,289
Amortization of completed technology	13,194	1,122	1,117	5,300	6,202	6,957
Purchase accounting impact on inventory	9,664	—	—	—	—	—
Amortization of other intangibles	1,567	—	—	110	—	—
Tariff adjustment	—	—	—	—	(484)	5,497
Other adjustments	(1)	—	6	—	345	(84)
Total adjusted operating income (loss)	$(5,897)	$12,155	$23,094	$(9,312)	$16,847	$22,659
Operating margin	(9.9)%	5.5%	11.0%	(4.1)%	3.0%	3.3%
Adjusted operating margin	(1.9)%	6.1%	11.6%	(2.6)%	4.7%	7.2%

	Corporate			Azenta Total
	Year Ended September 30,			Year Ended September 30,
Dollars in thousands	2023	2022	2021	2023	2022	2021
Revenue:	$—	$—	$—	$665,072	$555,498	$513,703

Operating income (loss):
Operating income (loss)	$(28,083)	$(46,552)	$(63,349)	$(73,126)	$(24,735)	$(31,089)
Amortization of completed technology	—	—	(1)	18,494	7,324	8,073
Purchase accounting impact on inventory	—	—	—	9,664	—	—
Impairment of intangible assets	—	—	13,364	—	—	13,364
Amortization of other intangibles	28,207	24,965	29,299	29,884	24,965	29,299
Tariff adjustment	—	—	—	—	(484)	5,497
Rebranding and transformation costs	(49)	2,741	827	(49)	2,741	827
Restructuring charges	4,577	712	385	4,577	712	385
Contingent consideration - fair value adjustments	(18,549)	600	—	(18,549)	600	—
Merger and acquisition costs and costs related to share repurchase(1)	13,842	17,329	20,662	13,842	17,329	20,662
Other adjustments	—	(345)	(5)	(1)	—	(83)
Total adjusted operating income (loss)	$(55)	$(550)	$1,182	$(15,264)	$28,452	$46,935
Operating margin				(11.0)%	(4.5)%	(6.1)%
Adjusted operating margin				(2.3)%	5.1%	9.1%
(1)	Includes expenses related to governance-related matters.

We generated an operating loss of $73.1 million for fiscal year 2023 compared to an operating loss of $24.7 million in the prior fiscal year. The increase in operating loss year-over-year was driven by lower gross margin at Life Sciences Services primarily due to macroeconomic uncertainty and pricing in the Genomics business, as well lower gross margin at Life Sciences Products primarily due to the acquisition of B Medical driving increased selling, general and administrative expenses and lower gross margin for the segment overall. Fiscal year 2023 included the impact of amortization of intangible assets and purchase accounting impact on inventory due to the addition of B Medical. Within operating expenses, research and development expenses increased $6.4 million and selling, general, and administrative expenses increased $64.8 million. Selling, general and administrative expenses increased due to the addition of B Medical, higher labor costs, and continued investment in the business. These increased expenses were partially offset by an adjustment to the fair value of contingent consideration related to B Medical of $18.5 million and savings from cost reduction actions.

Operating loss for our Life Sciences Products segment was $30.3 million for fiscal year 2023 compared to operating income of $11.0 million in the prior fiscal year. The Life Science Products segment adjusted operating income decreased $18.1 million and adjusted operating margin decreased 8.0 percentage points compared to the prior year. The decrease in adjusted operating income was driven by an increase in operating expenses of $53.0 million (primarily due to the addition of B Medical), partially offset by higher adjusted gross profit of $33.9 million driven by increased revenues. Adjusted operating income for our Life Sciences Products segment excludes charges for amortization related to completed technology of $13.2 million and $1.1 million for fiscal years 2023 and 2022, respectively, a $9.7 million charge related to the purchase accounting impact on inventory, and a $1.6 million charge related to amortization of other intangibles for fiscal year 2023. Please refer to Note 19, Segment and Geographic Information in the Notes to the

Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10 K.

Operating loss for our Life Sciences Services segment was $14.7 million for fiscal year 2023 as compared to operating income of $10.8 million in the prior fiscal year. The Life Sciences Services segment adjusted operating income decreased $26.2 million and adjusted operating margin decreased 7.3 percentage points compared to the prior year. The decrease in adjusted operating income was driven by lower adjusted gross profit of $5.3 million and an increase in adjusted operating expenses of $20.8 million. Adjusted operating income for our Life Sciences Services segment excludes charges for amortization related to completed technology of $5.3 million and $6.2 million for fiscal years 2023 and 2022, respectively, and a $0.5 million benefit from a tariff adjustment for fiscal year 2022. Please refer to Note 19, Segment and Geographic Information in the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10 K.

Gross Margin

Our gross margin performance for the twelve months ended September 30, 2023, 2022 and 2021 is as follows:

	Life Science Products			Life Science Services			Azenta Total
	Year Ended September 30,			Year Ended September 30,			Year Ended September 30,
Dollars in thousands	2023	2022	2021	2023	2022	2021	2023	2022	2021
Revenue	$305,184	$199,230	$199,606	$359,888	$356,268	$314,097	$665,072	$555,498	$513,703

Gross profit	101,192	89,074	92,560	161,948	166,523	151,246	263,140	255,597	243,806
Adjustments:
Amortization of completed technology	13,194	1,122	1,117	5,300	6,202	6,957	18,494	7,324	8,074
Purchase accounting impact on inventory	9,664	—	—	—	—	—	9,664	—	—
Tariff adjustment	—	—	—	—	(484)	5,497	—	(484)	5,497
Other unallocated corporate expenses	—	—	—	(1)	289	(83)	(1)	289	(83)
Adjusted gross profit	$124,050	$90,196	$93,677	$167,247	$172,530	$163,617	$291,297	$262,726	$257,294
Gross margin	33.2%	44.7%	46.4%	45.0%	46.7%	48.2%	39.6%	46.0%	47.5%
Adjusted gross margin	40.6%	45.3%	46.9%	46.5%	48.4%	52.1%	43.8%	47.3%	50.1%

We reported a gross margin of 39.6% for fiscal year 2023 compared to 46.0% in the prior fiscal year, a decrease of 6.4 percentage points. Gross margin decreased 11.6 percentage points in the Life Sciences Products segment and 1.7 percentage points in the Life Sciences Services segment for fiscal year 2023 compared to the prior fiscal year.

Our Life Sciences Products segment reported gross margin of 33.2% for fiscal year 2023 compared to 44.7% in the prior fiscal year. The decrease was primarily driven by the impact of amortization of purchase accounting adjustments and intangibles associated with the acquisition of B Medical. Cost of revenue in fiscal years 2023 and 2022 included $13.2 million and $1.1 million, respectively, of amortization related to completed technology. Fiscal year 2023 also included $9.7 million of purchase accounting impact on inventory. Excluding these charges, adjusted gross margin decreased 4.6 percentage points in fiscal year 2023 compared to the prior year, primarily due to the mix of products sold in our Cryogenics business, and margin dilution attributable to lower margins in the acquired B Medical business in the current year. Please refer to Note 19, Segment and Geographic Information in the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10 K.

Our Life Sciences Services segment reported gross margin of 45.0% for fiscal year 2023 compared to 46.7% in the prior fiscal year primarily driven by a decline in the Genomic Services business due to the impact of lower sales, higher labor costs and continued investment in the business. Please refer to Note 19, Segment and Geographic Information in the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10K.

Research and Development Expenses

Our research and development expense for the twelve months ended September 30, 2023, 2022, and 2021 is as follows:

	Year Ended September 30,
Dollars in thousands	2023	2022	2021
Life Sciences Products	$20,934	$14,633	$10,866
Life Sciences Services	$13,022	$12,909	$11,523
Corporate	$—	$—	$23
Total research and development expense	$33,956	$27,542	$22,412

Life Sciences Products Percent-Segment Revenue	6.9%	7.3%	5.4%
Life Sciences Services Percent-Segment Revenue	3.6%	3.6%	3.7%
Corporate Percent Revenue	—%	—%	0.0%
Total Percent-Total Revenue	5.1%	5.0%	4.4%

Research and development expenses increased $6.4 million in fiscal year 2023 as compared fiscal year 2022, primarily driven by a $6.3 million increase in our Life Sciences Products segments due to the addition of B Medical as well as an increase in product development expenses.

Selling, General and Administrative Expenses

Our selling, general and administrative expense for the twelve months ended September 30, 2023, 2022, and 2021 is as follows:

	Year Ended September 30,
Dollars in thousands	2023	2022	2021
Life Sciences Products	$110,579	$63,408	$59,723
Life Sciences Services	$163,648	$142,830	$129,398
Corporate	$42,055	$45,227	$62,980
Total selling, general and administrative expense	$316,282	$251,465	$252,101

Life Sciences Products Percent-Segment Revenue	36.2%	31.8%	29.9%
Life Sciences Services Percent-Segment Revenue	45.5%	40.1%	41.2%
Corporate Percent-Total Revenue	6.3%	8.1%	12.3%
Percent-Total Revenue	47.6%	45.3%	49.1%

Selling, general and administrative expenses increased $64.8 million in fiscal year 2023 as compared to fiscal year 2022, driven by higher costs in both our segments (largely in Life Sciences Products due to $41.5 million associated with B Medical), partially offset by savings from cost reduction actions.

Within our segment expense, discussed below, we allocate certain corporate general and administrative expenses including costs related to shared corporate functions which include finance, information technology, human resources, legal, executive, governance, and compliance. In total, corporate general and administrative expense allocated to segments increased $12.2 million year-over-year, primarily due to higher labor costs and investment in the business.

Selling, general and administrative expenses in our Life Sciences Products segment increased $47.2 million year-over-year, primarily due to the addition of B Medical.

Selling, general and administrative expenses in our Life Sciences Services segment increased $20.8 million year-over-year, primarily due to investments in the commercial organization.

Corporate expenses decreased $3.2 million year-over-year primarily due to lower external professional service cost related to merger, rebranding, and transformation costs.

Non-Operating Income (Expenses)

Interest income – During fiscal years 2023 and 2022, we recorded interest income of $43.7 million and $20.3 million, respectively, which primarily represented interest earned on our cash and cash equivalents, marketable securities, and net investment hedge. The increase in interest income in fiscal year 2023 from the prior fiscal year is due to higher interest rates on the investment of the proceeds from the sale of the semiconductor automation business, including interest accrued on a net investment hedge during fiscal year ended 2023.

Interest expense – During fiscal years 2023 and 2022, we recorded interest expense of $0.0 million and $4.6 million, respectively. The interest expense for fiscal year 2022 is primarily related to interest on cash held in one of our German subsidiaries that is denominated in EUR, which carries a negative interest rate. There is no interest expense in 2023 as the interest rate was positive.

Other expenses, net – During fiscal years 2023 and 2022, we recorded other expenses, net of $1.0 million and $0.3 million, respectively, primarily due to foreign exchange loss.

Income Tax (Benefit) Expense

We recorded an income tax benefit on continuing operations of $17.6 million in fiscal year 2023 compared to an income tax expense of $1.4 million in fiscal year 2022. The increased tax benefit for the year was driven by the increased global pre-tax loss from operations recorded in fiscal year 2023. In addition to the tax benefit driven by the loss from operations, we also recorded a $1.4 million tax benefit from the reversal of tax reserves, a $1.4 million deferred tax benefit resulting from a tax rate reduction extension in our China business, and a $6.1 million tax benefit related to the outside basis difference in a German subsidiary. The benefit includes $8.1 million related to anticipated U.S. foreign exchange losses on the future repatriation calculated at foreign exchange rates as of September 30, 2023. This benefit is offset by $2.0 million of state income taxes, net of the federal benefit. During the fourth quarter of fiscal year 2023, it became apparent that the outside basis difference with regard to $450 million of foreign cash maintained in the German subsidiary would be reversed within the next twelve months. These additional tax benefits drove the effective tax rate on our loss higher than ordinary statutory tax rates.

Discontinued Operations

Discontinued operations in fiscal year 2022 consisted of the semiconductor automation business. On February 1, 2022, the Company completed the sale of the semiconductor automation business for $2.9 billion in cash.

There was no revenue from discontinued operations for fiscal year 2023. Revenue from discontinued operations was $264.4 million for fiscal year 2022. Net loss from discontinued operations was $1.4 million for fiscal year ended 2023 and net income was $2.1 billion for fiscal year 2022. The net loss from discontinued operations was primarily driven by adjustments to liabilities related to discontinued operations, particularly the accrued liability for the litigation with Edwards Vacuum LLC which was recorded during second quarter of 2023 and is discussed in Note 20, Commitments and Contingencies in the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10 K. Net income from fiscal year 2022 is comprised of the gain on the sale of the semiconductor business. The income from discontinued operations only includes direct operating expenses incurred that (1) are clearly identifiable as costs being disposed of upon completion of the sale and (2) will not be continued by our company on an ongoing basis. Indirect expenses which supported the semiconductor automation business and semiconductor cryogenics business, and which remained as part of the continuing operations, are not reflected in income from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2023, we had cash and cash equivalents of $678.9 million, marketable securities of $450.2 million, and stockholders’ equity of $2.5 billion. Net cash provided by (used in) operating activities was $17.5 million and ($466.0) million for fiscal years ending 2023 and 2022, respectively. We incurred a net loss of $14.3 million, and earned net income of $2.1 billion for fiscal years ending 2023 and 2022, respectively. We believe that our current cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least one year from the date of this Annual Report on Form-10K and for the foreseeable future. The current global economic environment makes it difficult for us to predict longer-term liquidity requirements with sufficient certainty. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available to us on acceptable terms or otherwise, we may be unable to successfully develop or enhance products and services, respond to competitive pressure or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business, financial condition and operating results.

Overview of Cash Flows and Liquidity

The discussion of our cash flows and liquidity that follows is stated on a total company consolidated basis and excludes the impact of discontinued operations.

Our cash and cash equivalents, restricted cash and marketable securities as of September 30, 2023 and 2022 consist of the following (in thousands):

	September 30, 2023	September 30, 2022
Cash and cash equivalents	$678,910	$658,274
Restricted cash	5,135	383,023
Short-term marketable securities	338,873	911,764
Long-term marketable securities	111,338	352,020
	$1,134,256	$2,305,081

Our cash and cash equivalents, restricted cash and marketable securities were $1.1 billion as of September 30, 2023. As of September 30, 2023, we had cash, cash equivalents and restricted cash of $684.0 million, of which approximately $569 million was held outside of the United States. If these funds are needed for U.S. operations, we would need to repatriate these funds. As a result of recent changes in U.S. tax legislation, any repatriation in the future would likely not result in significant U.S. federal income tax impacts. We had marketable securities of $450.2 million and $1.3 billion as of September 30, 2023 and 2022, respectively. Our marketable securities are generally readily convertible to cash without an adverse impact.

Fiscal Year Ended September 30, 2023 Compared to Fiscal Year Ended September 30, 2022

Overview

	Year Ended September 30,
Dollars in thousands	2023	2022

Net cash provided by (used in) operating activities	$17,490	$(466,046)
Net cash provided by investing activities	431,384	1,465,590
Net cash used in financing activities	(844,080)	(62,762)
Effects of exchange rate changes on cash and cash equivalents	37,955	(180,819)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(357,251)	$755,963

Cash Flows and Liquidity

Cash and cash equivalents and restricted cash were $684.0 million as of September 30, 2023 compared to $1.0 billion as of September 30, 2022. The decrease of $357.3 million was attributable to $844.1 million of cash outflows from financing activities, partially offset by $431.4 million of cash inflows from investing activities, and $17.5 million of cash inflows from operating activities.

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as earnings, working capital needs and the timing of payments for income taxes, restructuring activities and other charges impact reported cash flows.

Cash inflows from operating activities of $17.5 million for the fiscal year ended September 30, 2023, resulted from collections on accounts receivable, and efficient working capital management partially offset by payment of retention bonuses and cash settled stock-based awards, as well as state income taxes resulting from the sale of the semiconductor automation business.

Cash outflows from operating activities of $466.0 million for the fiscal year ended September 30, 2022, resulted from net income of $2.1 billion, adjusted to exclude the effect of non-operating items of $2.5 billion, and an increase in net operating assets of $507 million. This includes $431.6 million of taxes and $52.5 million of fees related to the sale of the semiconductor automation business. $72.1 million of cash outflows from the increase in net operating assets were primarily driven by increases in accounts receivable, inventory, and prepaids and other assets partially offset by increases in accrued expenses, and accrued compensation and tax withholdings.

Investing Activities

Cash flows provided by investing activities consist primarily of proceeds from divestitures, cash used for acquisitions, capital expenditures and purchase of marketable securities as well as cash proceeds generated from sales and maturities of marketable securities.

Cash provided by investing activities was $431.4 million during fiscal year 2023 and consisted of $1.1 billion of sales and maturities of marketable securities, partially offset by $236.2 million for purchases of marketable securities and $386.5 million paid for the acquisition of B Medical and Ziath.

Cash provided by investing activities was $1.5 billion during fiscal year 2022 and consisted of $2.9 billion of proceeds from the sale of the semiconductor automation business on February 1, 2022, net of the cash transferred, and $705.4 million of sales and maturities of marketable securities; offset by $2.0 billion of purchases of marketable securities, $125.9 million of acquisitions, and $73.4 million of capital expenditures. The acquisitions comprised the purchase of a technology intangible of $4 million related to the semiconductor automation business, $84 million for Barkey and $43 million to prepay the debt for the B Medical acquisition prior to September 30, 2022. Capital expenditures were made primarily to increase capacity, support new product development, and enhance information technology infrastructure.

Financing Activities

Cash outflows for financing activities were $844.1 million for the year ended September 30, 2023 which primarily consisted of cash outflows for our share repurchase authorization.

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

China Facility

In April 2019, we committed to construct a facility in Suzhou China, to consolidate the Suzhou operations of our genomic services business and provide infrastructure to support future growth. The facility is being constructed in two phases. As of fiscal year end 2023, we have completed the construction of phase one of the facility with a total cost of $43.0 million. Construction of phase two of the facility is expected to begin in the second fiscal quarter of 2024 and be completed over several years with a total estimated cost of $30.0 million.

Capital Resources

As of September 30, 2023 and September 30, 2022, we have no outstanding debt on our balance sheet.

Dividends

Dividends are declared at the discretion of our Board of Directors and depend on actual cash flow from operations, our financial condition, debt service and capital requirements and any other factors our Board of Directors may consider relevant.

Since the completion of the sale of the semiconductor automation business on February 1, 2022, we have not paid a quarterly dividend and do not have plans to pay any dividends at this time. During fiscal year 2022, prior to the sale, we paid a $0.10 per share quarterly dividend totaling $7.5 million in December 2021.

Share Repurchase Program

On September 29, 2015, our Board of Directors approved an authorization to repurchase up to $50.0 million of our common stock. On November 4, 2022, our Board of Directors terminated the existing share repurchase authorization and approved a new authorization to repurchase up to $1.5 billion of our common stock (the “2022 Repurchase Authorization”). Repurchases under the 2022 Repurchase Authorization may be made in the open market or through privately negotiated transactions (including under an accelerated share repurchase (“ASR”) agreement), or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act, subject to market and business conditions, legal requirements, and other factors. We are not obligated to acquire any specific amount of common stock under the 2022 Repurchase Authorization, and share repurchases may be commenced or suspended at any time at management’s discretion. As part of the 2022 Repurchase Authorization, we entered into an ASR agreement for the repurchase of $500.0 million of our common stock on November 23, 2022, and received delivery of, and retired, 10.1 million shares of common stock under the ASR agreement, which terminated on April 3, 2023. In April 2023, other arrangements commenced under the 2022 Repurchase Authorization under which we expect to repurchase up to an additional $500.0 million of shares of our common stock in open market purchases, subject to market and business conditions, legal requirements, and other factors. In addition, in November 2023, we announced that we intend to repurchase the remaining $500.0 million shares of common stock available under the 2022 Repurchase Authorization in 2024. We repurchased 17.5 million shares of common stock for $838.5 million (excluding fees, commissions, and excise tax) in the fiscal year ending September 30, 2023 under the ASR and these other arrangements. As of September 30, 2023, $662.0 million of the 2022 Repurchase Authorization remained available for additional repurchases.

See Note 13, Stockholders’ Equity in the Notes to the consolidated financial statements included in the section titled "Financial Statements and Supplementary Data" in Part II, Item 8 of this Annual Report on Form 10-K for additional information about the share repurchase authorization.

Contractual Obligations and Requirements

At September 30, 2023, we had non-cancelable commitments of $73.5 million, including purchase orders for inventory of $51.3 million, and information technology related commitments of $22.2 million.

Off-Balance Sheet Arrangements

As of September 30, 2023, we had no obligation, assets or liabilities which would be considered off-balance sheet arrangements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, restricted cash and short-term and long-term investments and fluctuations in foreign currency exchange rates.

Interest Rate Exposure

Our cash and cash equivalents and restricted cash consist principally of money market securities which are short-term in nature. At September 30, 2023 and 2022, our aggregate short-term and long-term investments were $450.2 million and $1.3 billion, respectively, and consisted mostly of highly rated corporate debt securities, and U.S. government backed securities. At September 30, 2023 and 2022 the unrealized loss position on marketable securities was $6.9 million, and $14.7 million, respectively, which is included in “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets. A hypothetical 100 basis point change in interest rates would result in a $11.7 million annual change in interest income earned in fiscal year 2023.

As of September 30, 2023 and September 30, 2022, we had no outstanding debt on our balance sheet.

Currency Rate Exposure

We have transactions and balances denominated in currencies other than the functional currency of the transacting entity. Most of these transactions carrying foreign exchange risk are in Germany, the United Kingdom, Luxembourg, and China. Sales in currencies other than the U.S. dollar were 24% and 36%, respectively, of our total sales for fiscal years ended September 30, 2023 and 2022. These sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.

In the normal course of our business, we have liquid assets denominated in non-functional currencies which include cash, short-term advances between our legal entities and accounts receivable which are subject to foreign currency exposure. Such balances were approximately $157.8 million and $80.4 million, respectively, at September 30, 2023 and 2022, and primarily relate to the Euro, British Pound, and the Chinese yuan. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to mitigate our exposures to currency movement. We incurred foreign currency losses of $4.2 million and $1.7 million, respectively, in fiscal years 2023 and 2022, which related to the currency fluctuation on these balances between the time the transaction occurred and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates would result in an approximate change of $9.0 million in our net income during the fiscal year ending September 30, 2023.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Azenta, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Azenta, Inc. and its subsidiaries (the “Company”) as of September 30, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended September 30, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded B Medical Systems S.á r.l. and its subsidiaries (“B Medical”) from its assessment of internal control over financial reporting as of September 30, 2023, because it was acquired by the Company in a purchase business combination during fiscal year 2023. We have also excluded B Medical from our audit of internal control over financial reporting. B Medical is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 5% and 17%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2023.

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

Acquisition of B Medical Systems S.á.r.l. - Valuation of One Certain Completed Technology

As described in Notes 2 and 4 to the consolidated financial statements, on October 3, 2022, the Company acquired B Medical for a purchase price of $432.2 million including contingent consideration. Of the acquired intangible assets, $100.6 million of completed technology was recorded, of which the majority was related to one certain completed technology. The fair value of the intangible assets was estimated using the income approach, specifically the multi-period excess earnings method. Significant judgment is used by management in determining fair value of assets acquired and liabilities assumed. Fair value may be based on valuations that utilize among other factors, revenue growth rates, operating expenses, integration costs, obsolescence factor, and discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of one certain completed technology acquired in the acquisition of B Medical is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the one certain completed technology; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, operating expenses, integration costs, obsolescence factor, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the completed technology acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of one certain completed technology acquired; (iii) evaluating the appropriateness of the multi-period excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, operating expenses, integration costs, obsolescence factor, and discount rate. Evaluating management’s assumptions related to revenue growth rates, operating expenses, and integration costs involved considering (i) the current and past performance of the B Medical business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the obsolescence factor and discount rate assumptions.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

November 20, 2023

We have served as the Company’s auditor since 2016.

AZENTA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	September 30,
	2023	2022

Assets
Current assets
Cash and cash equivalents	$678,910	$658,274
Short-term marketable securities	338,873	911,764
Accounts receivable, net of allowance for expected credit losses ($8,057 and $5,162, respectively)	156,535	163,758
Inventories	128,198	85,544
Derivative asset	13,036	124,789
Short-term restricted cash	4,650	382,596
Prepaid expenses and other current assets	98,754	132,621
Total current assets	1,418,956	2,459,346
Property, plant and equipment, net	205,744	154,470
Long-term marketable securities	111,338	352,020
Long-term deferred tax assets	571	1,169
Goodwill	784,339	513,623
Intangible assets, net	294,301	178,401
Other assets	70,471	57,093
Total assets	$2,885,720	$3,716,122
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$35,796	$38,654
Deferred revenue	34,614	39,748
Accrued warranty and retrofit costs	10,223	2,890
Accrued compensation and benefits	33,911	41,898
Accrued customer deposits	17,707	13,447
Accrued VAT payable	20,595	16,418
Accrued income taxes payable	7,378	28,419
Accrued expenses and other current liabilities	50,704	49,072
Total current liabilities	210,928	230,546
Long-term tax reserves	380	1,684
Long-term deferred tax liabilities	67,301	64,555
Long-term operating lease liabilities	60,436	49,227
Other long-term liabilities	12,175	6,724
Total liabilities	351,220	352,736

Stockholders' equity
Preferred stock, $0.01 par value - 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value - 125,000,000 shares authorized, 71,294,247 shares issued and 57,832,378 shares outstanding at September 30, 2023, 88,482,125 shares issued and 75,020,256 shares outstanding at September 30, 2022	713	885
Additional paid-in capital	1,156,160	1,992,017
Accumulated other comprehensive income (loss)	(62,426)	(83,916)
Treasury stock, at cost - 13,461,869 shares at September 30, 2023 and September 30, 2022	(200,956)	(200,956)
Retained earnings	1,641,009	1,655,356
Total stockholders' equity	2,534,500	3,363,386
Total liabilities and stockholders' equity	$2,885,720	$3,716,122

The accompanying notes are an integral part of these consolidated financial statements.

AZENTA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended September 30,
	2023	2022	2021
Revenue
Products	$277,191	$180,950	$181,036
Services	387,881	374,548	332,667
Total revenue	665,072	555,498	513,703
Cost of revenue
Products	186,090	100,044	96,678
Services	215,842	199,870	173,216
Total cost of revenue	401,932	299,914	269,894
Gross profit	263,140	255,584	243,809
Operating expenses
Research and development	33,956	27,542	22,412
Selling, general and administrative	316,282	251,465	252,101
Contingent consideration - fair value adjustments	(18,549)	600	—
Restructuring charges	4,577	712	385
Total operating expenses	336,266	280,319	274,898
Operating loss	(73,126)	(24,735)	(31,089)
Other income (expense)
Interest income	43,735	20,286	632
Interest expense	—	(4,589)	(2,037)
Loss on extinguishment of debt	—	(632)	—
Other, net	(1,042)	(266)	(16,475)
Loss before income taxes	(30,433)	(9,936)	(48,969)
Income tax (benefit) expense	(17,550)	1,350	(20,100)
Loss from continuing operations	(12,883)	(11,286)	(28,869)
Income (loss) from discontinued operations, net of tax	(1,374)	2,144,145	139,616
Net income (loss)	$(14,257)	$2,132,859	$110,747
Basic net income (loss) per share:
Loss from continuing operations	$(0.19)	$(0.15)	$(0.39)
Income (loss) from discontinued operations, net of tax	(0.02)	28.63	1.88
Net income (loss) per share	$(0.22)	$28.48	$1.49
Diluted net income (loss) per share:
Loss from continuing operations	$(0.19)	$(0.15)	$(0.39)
Income (loss) from discontinued operations, net of tax	(0.02)	28.63	1.88
Diluted net income (loss) per share	$(0.22)	$28.48	$1.49
Weighted average shares used in computing net income (loss) per share:
Basic	66,253	74,897	74,229
Diluted	66,253	74,897	74,455

The accompanying notes are an integral part of these consolidated financial statements.

AZENTA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended September 30,
	2023	2022	2021
Net income (loss)	$(14,257)	$2,132,859	$110,747
Other comprehensive income (loss), net of tax:
Foreign currency translation reclassification adjustments included in income from discontinued operations (Note 2)	—	(16,567)	—
Net investment hedge currency translation adjustment, net of tax effects of $(21,228) and $31,769 for the fiscal years 2023 and 2022, respectively	(61,533)	93,020	—
Foreign currency translation adjustments	77,246	(169,266)	(2,922)
Changes in unrealized gains (losses) on marketable securities, net of tax effects of $1,992 and $(3,729) for the fiscal years 2023 and 2022, respectively	5,774	(10,908)	—
Actuarial gains, net of tax effects of $(1), $(121), and $(77) for the fiscal years 2023, 2022, and 2021, respectively	3	454	354
Total other comprehensive income (loss), net of tax	21,490	(103,267)	(2,568)
Comprehensive income	$7,233	$2,029,592	$108,179

The accompanying notes are an integral part of these consolidated financial statements.

Azenta, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,
	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$(14,257)	$2,132,859	$110,747
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	85,584	53,702	65,333
Impairment of intangible assets	—	—	13,364
Stock-based compensation	9,376	10,666	27,456
Contingent consideration adjustment	(18,549)	600	—
Amortization and accretion on marketable securities	(7,870)	(1,894)	225
Deferred income taxes	(28,654)	24,469	(17,265)
Loss on extinguishment of debt	—	632	—
Purchase accounting impact on inventory	9,664	—	—
(Gain) loss on disposals of property, plant and equipment	43	(21)	260
(Gain) loss on divestiture, net of tax	—	(2,130,265)	948
Fees paid stemming from divestiture	—	(52,461)	—
Taxes paid stemming from divestiture	—	(431,600)	—
Changes in operating assets and liabilities:
Accounts receivable	33,992	(31,397)	(69,643)
Inventories	8,253	(66,629)	(50,443)
Accounts payable	(14,710)	(3,926)	30,967
Deferred revenue	(7,564)	16,599	(3,939)
Accrued warranty and retrofit costs	4,560	303	54
Accrued compensation and tax withholdings	(15,434)	11,404	7,298
Other current assets and liabilities	(26,944)	913	34,495
Net cash provided by (used in) operating activities	17,490	(466,046)	149,857
Cash flows from investing activities
Purchases of property, plant and equipment	(39,436)	(73,435)	(52,805)
Purchases of technology intangibles	—	(4,000)	—
Purchases of marketable securities	(236,194)	(1,975,599)	(151)
Sales and maturities of marketable securities	1,064,209	705,384	121
Proceeds from divestiture, net of cash transferred	—	2,939,116	—
Adjustment to proceeds from divestiture	—	—	(1,802)
Net Investment hedge settlement	29,313	—	—
Acquisitions, net of cash acquired	(386,508)	(125,876)	(93,712)
Settlement (issuance) of note receivables	—	—	2,000
Net cash provided by (used in) investing activities	431,384	1,465,590	(146,349)
Cash flows from financing activities
Proceeds from issuance of common stock	—	5,245	5,812
Principal payments on debt	—	(49,725)	(828)
Payments of finance leases	(578)	(388)	(1,164)
Payment for contingent consideration related to acquisition	—	(10,400)	—
Withholding tax payments on net share settlements on equity awards	(4,988)	—	—
Stock repurchase	(838,514)	—	—
Common stock dividends	—	(7,494)	(29,726)
Net cash used in financing activities	(844,080)	(62,762)	(25,906)
Effects of exchange rate changes on cash and cash equivalents	37,955	(180,819)	5,205
Net (decrease) increase in cash, cash equivalents and restricted cash	(357,251)	755,963	(17,193)
Cash, cash equivalents and restricted cash, beginning of period	1,041,296	285,333	302,526
Cash, cash equivalents and restricted cash, end of period	$684,045	$1,041,296	$285,333
Supplemental disclosures:
Cash paid for interest	$—	$469	$1,435
Cash paid for income taxes, net	43,073	452,461	38,020
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents of continuing operations	$678,910	$658,274	$227,427
Cash and cash equivalents included in assets held for sale	—	—	45,000
Short-term restricted cash	4,650	382,596	7,145
Long-term restricted cash included in other assets	485	426	5,761
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$684,045	$1,041,296	$285,333

The accompanying notes are an integral part of these consolidated financial statements.

Azenta, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

		Common		Accumulated
	Common	Stock at	Additional	Other
	Stock	Par	Paid-In	Comprehensive	Retained	Treasury	Total
	Shares	Value	Capital	Income (Loss)	Earnings	Stock	Stockholders’ Equity
Balance September 30, 2020	87,293,710	873	1,942,850	21,919	(551,072)	(200,956)	1,213,614
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	515,212	5	5,806	—	—	—	5,811
Stock-based compensation	—	—	27,456	—	—	—	27,456
Common stock dividends declared, at $0.40 per share	—	—	—	—	(29,726)	—	(29,726)
Foreign currency translation adjustments	—	—	—	(2,922)	—	—	(2,922)
Actuarial gain (loss) arising in the year, net of tax	—	—	—	354	—	—	354
Net income (loss)	—	—	—	—	110,747	—	110,747
Balance September 30, 2021	87,808,922	878	1,976,112	19,351	(470,051)	(200,956)	1,325,334
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	673,203	7	5,239	—	—	—	5,246
Stock-based compensation	—	—	10,666	—	—	—	10,666
Common stock dividends declared, at $0.10 per share	—	—	—	—	(7,494)	—	(7,494)
Unrealized gain on derivative asset, net of tax	—	—	—	93,020	—	—	93,020
Foreign currency translation adjustments reclassed out of accumulated other comprehensive income related to discontinued operations	—	—	—	(16,567)	—	—	(16,567)
Foreign currency translation adjustments	—	—	—	(169,266)	—	—	(169,266)
Changes in unrealized gains (losses) on marketable securities, net of tax	—	—	—	(10,908)	—	—	(10,908)
Actuarial gain (loss) arising in the year, net of tax	—	—	—	454	—	—	454
Net income (loss)	—	—	—	—	2,132,859	—	2,132,859
Other	—	—	—	—	42	—	42
Balance September 30, 2022	88,482,125	885	1,992,017	(83,916)	1,655,356	(200,956)	3,363,386
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	267,133	3	(1,371)	—	—	—	(1,368)
Accelerated share repurchase	(10,072,055)	—	—	—	—	(501,637)	(501,637)
Open market repurchases	(7,382,956)	—	—	—	—	(342,400)	(342,400)
Retirement of treasury shares	—	(175)	(843,862)	—	—	844,037	—
Stock-based compensation	—	—	9,376	—	—	—	9,376
Net investment hedge currency translation adjustment, net of tax	—	—	—	(61,533)	—	—	(61,533)
Foreign currency translation adjustments	—	—	—	77,246	—	—	77,246
Changes in unrealized gains (losses) on marketable securities, net of tax	—	—	—	5,774	—	—	5,774
Net income (loss)	—	—	—	—	(14,257)	—	(14,257)
Actuarial gain (loss) arising in the year, net of tax	—	—	—	3	—	—	3
Other	—	—	—	—	(90)	—	(90)
Balance September 30, 2023	71,294,247	$713	$1,156,160	$(62,426)	$1,641,009	$(200,956)	$2,534,500

The accompanying notes are an integral part of these consolidated financial statements.

Azenta, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Operations

Azenta, Inc. (“Azenta”, or the “Company”) is a leading global provider of sample exploration and management solutions for the life sciences industry. The Company supports its customers from research and clinical development to commercialization with its sample management, automated storage, vaccine cold storage and transport, as well as genomic services expertise to help bring impactful therapies to market faster.

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

2.    Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of the Company and all entities where it has a controlling financial interest and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect amounts reported in the financial statements and notes thereto. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may differ from these estimates. Estimates are associated with recording accounts receivable, inventories, goodwill, intangible assets other than goodwill, contingent consideration liabilities related to business combinations, long-lived assets, derivative financial instruments, deferred income taxes, warranty obligations, revenue over time, stock-based compensation expense, and other accounts. The Company assesses the estimates on an ongoing basis and records changes in estimates in the period they occur and become known.

Business Combinations

The Company accounts for business acquisitions using the purchase method of accounting, in accordance with which, assets acquired (including identifiable intangible assets), and liabilities assumed are recorded at their respective fair values at the acquisition date. The fair value of the consideration paid, including contingent consideration, is assigned to the assets acquired and liabilities assumed based on their respective fair values. Goodwill represents the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed.

Significant judgment is used in determining fair values of assets acquired and liabilities assumed and contingent consideration, as well as identified intangible assets and their estimated useful lives. Fair value and useful life determinations may be based on valuations that utilize among other factors, estimates of revenue growth rates, operating expenses, integration costs, obsolescence factors, future expected cash flows and discount rates attributable to completed technology and other acquired intangible assets. When estimating the assumptions to be used in the valuation, the Company includes a consideration of current industry information, market and economic trends, historical results of the acquired business, and other relevant factors. These assumptions are forward-looking and could be affected by future economic and market conditions. Adjustments to fair values of assets and liabilities made after the end of the measurement period are recorded within our operating results.

Changes in the fair value of contingent consideration resulting from a change in the underlying inputs are recognized in results of operations until the arrangement is settled.

Foreign Currency Translation

Certain transactions of the Company and its subsidiaries are denominated in currencies other than their functional currency. Foreign currency exchange gains (losses) generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other income (expense)” in the Company’s Consolidated Statements of Operations. Net foreign currency transaction and remeasurement losses totaled $4.2 million, $1.7 million and $1.8 million for the fiscal years ended September 30, 2023, 2022 and 2021, respectively.

The determination of the functional currency of the Company’s subsidiaries is based on their financial and operational environment and is the local currency of the Company’s foreign subsidiaries. The subsidiaries’ assets and liabilities are translated into the reporting currency at period-end exchange rates, while revenue, expenses, gains and losses are translated at the average exchange rates during the period. Gains and losses from foreign currency translations are recorded in “Accumulated other comprehensive income (loss)” in the Company’s Consolidated Balance Sheets and presented as “Foreign currency translation adjustments” in the Company’s Consolidated Statements of Comprehensive Income.

The semiconductor automation business had foreign operations which had a cumulative translation adjustment balance of $16.6 million at the date of disposal of this business. This amount was removed from “Accumulated other comprehensive income (loss)” in the Company’s Consolidated Balance Sheet during the three months ended March 31, 2022, and included within the gain on the sale of the semiconductor automation business in “Income (loss) from discontinued operations, net of tax” in the Company’s Consolidated Statement of Operations. As a result, the Company presented a $16.6 million reclassification adjustment in “Accumulated other comprehensive income (loss)” in the Company’s Consolidated Balance Sheet at September 30, 2022.

Derivative Financial Instruments

The Company has transactions and balances denominated in currencies other than the functional currency of the transacting entity. Most of these transactions carry foreign exchange risk in Germany, the United Kingdom and China. The Company enters into foreign exchange contracts to reduce its exposure to currency fluctuations. The arrangements typically mature in three months or less and they do not qualify for hedge accounting. Net gains and losses related to foreign exchange contracts are recorded as a component of “Other income (expense)” in the accompanying Consolidated Statements of Operations.

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

A cash flow hedge is a derivative instrument designated for the purpose of hedging the exposure to variability in future cash flows resulting from a particular risk. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income (loss) and recognized in the results of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in the results of operations.

A hedge of a net investment in a foreign operation is achieved through a derivative instrument designated for the purpose of hedging the exposure of changes in value of investments in foreign subsidiaries. If the derivative is designated as a hedge of a net investment in a foreign operation, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) as a part of the foreign currency translation adjustment. Ineffective portions of net investment hedges are recognized in the results of operations.

For derivative instruments not designated as hedging instruments, changes in fair value are recognized in the Consolidated Statements of Operations as gains or losses consistent with the classification of the underlying risk.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash deposits and cash equivalents, marketable securities, derivative instruments, and accounts receivable. All of the Company’s cash and cash equivalents, restricted cash, marketable securities and derivative instruments are maintained by major financial institutions.

The Company invests cash not used in operations in investment grade, high credit quality securities in accordance with the Company’s investment policy which provides guidelines and limits regarding investments type, concentration, credit quality and maturity terms aimed at maintaining liquidity and reducing risk of capital loss.

The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses. The Company’s ten largest customers accounted for approximately 30%, 20% and 19% of its consolidated revenue for the fiscal years ended September 30, 2023, 2022 and 2021, respectively. One customer accounted for more than 10% of the Company’s consolidated revenue for fiscal year 2023. This customer is related to the Life Science Products segment and is a distributor shipping to end users in approximately 50 countries. No customers accounted for more than 10% of the Company’s consolidated revenue for fiscal years 2022 and 2021.

Marketable Securities

The Company invests in marketable securities that are classified as available-for-sale and records them at fair value in the Consolidated Balance Sheets. Marketable securities reported as current assets represent investments that mature within one year from the balance sheet date. Long-term marketable securities represent investments with maturity dates greater than one year from the balance sheet date.

Unrealized gains and losses are excluded from earnings and reported as a separate component of “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets until the security is sold or matures. Gains or losses realized from sales of marketable securities are computed based on the specific identification method and recognized as a component of “Other income (expense)” in the accompanying Consolidated Statements of Operations.

The Company reviews the marketable securities for impairment at each reporting date to determine if any of the securities have experienced an other-than-temporary decline in fair value. The Company considers factors, such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of its amortized cost basis. If the Company believes that an other-than-temporary decline in fair value has occurred, it writes down the investment to its fair value and recognizes the credit loss in earnings and the non-credit loss in accumulated other comprehensive income (loss).

Fair Value Measurement

The Company measures certain financial assets and liabilities, including cash equivalents, available-for-sale securities, accounts receivable, accounts payable, contingent consideration liability, and derivative instruments at fair value. The Company applies a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following levels of inputs may be used to measure fair value:

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

Accounts Receivable and Allowance for Expected Credit Losses

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

Fixed Assets, Intangible Assets and Impairment of Long-lived Assets

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation expense is computed based on the straight-line method and charged to results of operations to allocate the cost of the assets over their estimated useful lives, as follows:

Buildings	10 - 40 years
Computer equipment and software	3 - 5 years
Machinery and equipment	2 - 7 years
Furniture and fixtures	5 years
Vehicles	3 - 7 years

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

Long lived assets and their associated accumulated depreciation are derecognized upon their retirement or at the time of disposal, and the resulting gain or loss is included in the Company’s results of operations.

The Company identified finite-lived intangible assets other than goodwill as a result of acquisitions. Finite-lived intangible assets are valued based on estimated future cash flows and amortized over their estimated useful lives based on methods that approximate the pattern in which the economic benefits are expected to be realized.

Finite-lived intangibles assets and fixed assets are tested for impairment when indicators of impairment are present. For purposes of this test, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the Company determines that indicators of potential impairment are present, it assesses the recoverability of long-lived asset group by comparing its undiscounted future cash flows to its carrying value, and an impairment loss is recognized in operating results to the extent any finite-lived intangible asset’s carrying value exceeds its calculated fair value. The future cash flow period is based on the future service life of the primary asset within the long-lived asset group.

Finite-lived intangible assets are amortized over their useful lives, as follows:

Trademarks	5 - 13 years
Patents	8 years
Completed technology	7 - 15 years
Customer relationships	10 - 16 years
Non-competition agreements	5 years

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

The ROU asset for operating leases is included within “Other assets” and the ROU asset for finance leases is included within “Property, plant and equipment, net” in the Consolidated Balance Sheets. The short-term lease liabilities for both operating leases and finance leases are included within “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets. The long-term lease liabilities for operating leases and finance leases are included within “Long-term operating lease liabilities”, and “Other long-term liabilities”, respectively, in the Consolidated Balance Sheets.

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

Warranty Obligations

The Company establishes reserves for estimated costs of product warranties based on historical information. Product warranty reserves are recorded at the time product revenue is recognized, and retrofit accruals are recorded at the time retrofit programs are established. The Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure and supplier warranties on parts delivered by the Company.

Revenue Recognition

The Company generates revenue from the following sources:

●	Products, including sales of automated cold sample management systems, vaccine cold storage and transport systems, consumables, instruments, spare parts, and software.
●	Services, including repairs, upgrades, diagnostic support, installation, as well as biological sample services such as DNA sequencing, gene synthesis, molecular biology, bioinformatics, biological sample storage, sample acquisition, and other support services.

The Company recognizes revenue for the transfer of such promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those products or services. Under ASC 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when, or as, the transfer of control of the underlying performance obligation occurs. To determine the amount of consideration the Company expects to be entitled to and whether transfer of control has occurred, the Company applies the following five-step model:

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

Government Assistance

The Company receives government assistance from various domestic and foreign, local, regional and national governments which vary in size and duration in the form of cash grants or refundable tax credits. The government assistance typically specifies conditions that must be met in order for it to be earned, such as employee retention targets, completion of employee training, or the construction or acquisition of property and equipment and are often time bound. If conditions are not satisfied or if the duration period for the arrangement is not met, the government assistance is often subject to reduction, repayment, or termination.

The Company’s policy is to recognize a benefit in the Consolidated Statements of Operations in “Other, net” over the life of the asset or duration of the program when the Company has reasonable assurance that it will comply with the conditions under the government assistance and the government assistance will be received, refundable tax credits may also result in a reduction in “Accrued income taxes payable” in the Consolidated Balance Sheets. If government assistance is received or is probable of receipt and the amount is determinable by the Company in advance of completion of the conditions, the government assistance is recognized in “Accrued expenses and other current liabilities” or “Other long-term liabilities” in the Consolidated Balance Sheets, as appropriate.

In fiscal year 2023, approximately $4.3 million of government assistance was recognized in “Other, net” and approximately $0.9 million was recognized as a reduction to “Cost of Revenue – Products” in the Company’s Consolidated Statement of Operations. The Company also received advance cash government assistance of $6.6 million, of which $4.7 million is recognized within “Other long-term liabilities”, and $1.9 million is recognized within “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet. Furthermore, the Company anticipates receipt of $0.6 million of additional government assistance, recorded within “Prepaid expenses and other current assets” in the Consolidated Balance Sheet.

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

Significant management judgment is required in determining the Company’s income tax (benefit) expense, the Company’s deferred tax assets and liabilities and any valuation allowance recorded against those net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the net deferred income tax assets will not be realized.

The calculation of the Company’s income tax liabilities involves consideration of uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon an audit conducted by taxing authorities, including resolution of related appeals or litigation processes, if any. If the Company determines that a tax position will more likely than not be sustained, the second step requires the Company to estimate and measure the tax benefit as the largest amount that is more likely than not to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as the Company must determine the probability of various possible outcomes. The Company re-evaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors, such as changes in facts or circumstances, tax law, new audit activity and effectively settled issues. Determining whether an uncertain tax position is effectively settled requires judgment. A change in recognition or measurement may result in the recognition of a tax benefit or an additional charge to the tax expense.

Net Income (Loss) per Share

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

Recently Adopted Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. The ASUs provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The provisions of the ASUs were only available until December 31, 2022, when the reference rate replacement activity was expected to be completed. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, extending the relief offered in this series of ASUs through December 31, 2024. The Company adopted this guidance for the fiscal year ended September 30, 2023. There is no significant accounting impact on the Company’s consolidated financial statements and related disclosures as a result of the adoption of these ASUs.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) – Disclosures by Business Entities about Government Assistance. The amendment in this ASU requires disclosures to increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. This ASU is effective for annual periods beginning after December 15, 2021. The Company adopted this guidance for the fiscal year ended September 30, 2023 on a prospective basis. The adoption of the ASU did not impact the Company’s recording or reporting of such amounts in the Company’s consolidated financial statements. See “Government Assistance” for the required disclosures resulting from adoption of this ASU.

In June 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. This ASU is effective for annual periods beginning after December 15, 2021. The adoption of this ASU on October 1, 2022 did not have a material impact on the Company’s consolidated financial statements or disclosures.

3.    Discontinued Operations

Disposition of the Semiconductor Automation Business

On September 20, 2021, the Company entered into a definitive agreement to sell its semiconductor automation business to Thomas H. Lee Partners, L.P. (“THL”) and the Company determined that the semiconductor automation business met the criteria to be classified as a discontinued operation and, as a result, its historical financial results are reflected in the consolidated financial statements as a discontinued operation, and assets and liabilities were classified as assets and liabilities held for sale. On February 1, 2022, the Company completed the sale of the semiconductor automation business for $2.9 billion in cash. As part of the transaction, the Company recorded an $18.1 million liability related to retention bonuses and cash settled stock-based awards for former employees of the Company that were conveyed with the transaction. The Company paid $0.6 million of these payments during the year ended September 30, 2022 and remitted the remaining payments to THL in November 2022, and THL directly paid the Company’s former employees. Following the completion of the sale, the Company no longer serves the semiconductor market.

In connection with the closing of the sale, the Company and THL entered into a transition services agreement under which both the Company and THL provide each other certain transition services related to finance and accounting, information technology, human resources, compliance, facilities, legal and research and development support, for time periods ranging from three to 24 months. In addition, the Company agreed to lease back a portion of the facilities in Chelmsford, Massachusetts, that were sold to THL as part of the sale agreement. The leases are 24 months but may be terminated earlier by the Company upon 90 days’ notice to THL. As of September 30, 2023, one of the two original leases is still in effect. The transition services and lease agreements approximate fair value and do not have a material impact on the Company’s financial results or operations.

During the twelve months ended September 30, 2023, the Company recorded a $1.4 million loss on divestiture. The following table presents the financial results of automation business discontinued operations with respect to the automation business (in thousands):

	Year Ended September 30,
	2022	2021
Revenue
Products	$244,962	$624,358
Services	19,468	55,698
Total revenue	264,430	680,056
Cost of revenue
Products	141,165	354,786
Services	11,159	29,750
Total cost of revenue	152,324	384,536
Gross profit	112,106	295,520
Operating expenses
Research and development	18,486	48,647
Selling, general and administrative	30,622	70,634
Restructuring charges	-	230
Total operating expenses	49,108	119,511
Operating income	62,998	176,009
Gain on divestiture	2,561,820	133
Income before income taxes	2,624,818	176,142
Income tax expense	480,673	35,357
Net income from discontinued operations	$2,144,145	$140,785

The following table presents the significant non-cash items and capital expenditures for the discontinued operations with respect to the semiconductor automation business that are included in the Consolidated Statements of Cash Flows (in thousands):

	Year Ended September 30,
	2022	2021
Depreciation and amortization	$-	$8,472
Capital expenditures	2,862	6,414
Stock-based compensation	-	7,405

There were no significant non-cash items and or capital expenditures related to discontinued operations in 2023.

4.    Business Combinations

The Company recorded the assets acquired and liabilities assumed related to the following acquisitions at their fair values as of the acquisition date, from a market participant’s perspective. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed on the acquisition date, its estimates and assumptions are subject to refinement. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. The measurement period to finalize the fair values is completed within one year after the respective acquisition date.

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

The Company did not present pro forma financial information for its consolidated results of operations for the acquisition because such results are immaterial.

B Medical Systems S.á. r.l.

On October 3, 2022, the Company acquired B Medical Systems S.á r.l. and its subsidiaries ("B Medical"), for a purchase price of $432.2 million including contingent consideration, which the Company estimated to be $17.0 million as of the measurement date. B Medical is a market leader in temperature-controlled storage and transportation solutions that enables the delivery of life-saving treatments to more than 150 countries worldwide. B Medical’s results of operations are reported in the Company’s Life Sciences Products segment from the date of acquisition. The Company paid a total initial cash purchase price at closing of $424.0 million, as adjusted for cash acquired and other items pursuant to the acquisition agreement. B Medical Systems Holdings S.A (the “Seller”) was eligible to earn up to €50.0 million in contingent consideration based upon achievement of certain financial metrics by B Medical. The Company repaid B Medical’s outstanding debt of $43.1 million prior to September 30, 2022 which was included in the purchase price and was classified in prepaid assets as of September 30, 2022. In addition, the Company recorded $381.0 million in short-term restricted cash as of September 30, 2022, which was reserved to complete the acquisition which occurred on October 3, 2022.

The contingent consideration payment from the Company to the Seller was based on achievement of certain revenue targets over the one-year period from October 3, 2022 to September 30, 2023. The Company recorded the estimated fair value of the contingent consideration liability utilizing a Monte Carlo simulation that incorporates revenue projections, revenue growth rates of comparable companies, implied volatility and a risk adjusted discount rate. Each quarter, the Company was required to remeasure the fair value of this liability as assumptions changed over time and any resulting adjustments in the fair value of this liability were recorded in “Operating expenses” in the Consolidated Statements of Operations. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level 3 measurement. This fair value measurement was directly impacted by the Company’s estimate of future incremental revenue growth of the business. Accordingly, if actual revenue growth was higher or lower than the estimates within the fair value measurement, the Company would record additional charges or gains. This liability was revalued from $18.5 million as of December 31, 2022 to zero as of June 30, 2023.

The purchase price was allocated to B Medical’s tangible and identifiable intangible assets acquired and liabilities assumed based on the estimated fair values as of October 3, 2022, as set forth below (in thousands):

Fair Value
Accounts receivable	$19,549
Inventory	51,978
Other assets	10,769
Property plant and equipment	54,149
Identifiable Intangible Assets:
Completed technology	100,600
Trademarks	5,500
Customer relationships	36,700
Backlog	600
Other liabilities	(32,533)
Deferred income taxes, net	(43,393)
Goodwill	228,241
Total purchase price, net of cash acquired	$432,160

During the twelve months ended September 30, 2023 the Company recorded adjustments which resulted in a net increase to goodwill of $9.2 million since the initial preliminary purchase price allocation. These adjustments include a $1.0 million decrease to property, plant and equipment, a $0.4 million increase to intangible assets, a $9.6 million decrease to other assets, a $2.3 million increase to inventory, a $0.8 decrease in other liabilities, and a $0.4 million decrease to deferred taxes.

In performing the purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, and historical financial performance and estimates of future performance of B Medical’s business. As part of the purchase price allocations, the Company determined the identifiable intangible assets were completed technology value, trademarks, customer relationships and backlog. The fair value of the intangible assets was estimated using the income approach, specifically the multi-period excess earnings method, and the cash flow projections were discounted using a rate of 13%. The cash flows were based on estimates used to price the transaction, and the discount rate applied was benchmarked to the implied rate of return from the transaction and the weighted average cost of capital. The weighted average life of completed technology is 10 years, customer relationships is 16 years, trademarks is five years and backlog is one year. The intangible assets acquired are amortized over their respective weighted average life using methods that approximate the pattern in which the economic benefits are expected to be realized. The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. Goodwill of $228.2 million largely reflects the potential expansion of the Company's cold chain capabilities in the Company’s Life Sciences Products segment by adding differentiated solutions for reliable and traceable transport of temperature-controlled specimens. The goodwill is not deductible for income tax purposes.

The following financial information reflects our consolidated results from B Medical (in thousands):

Year Ended September 30,
2023

Revenue	$113,122
Net loss	$(26,463)

The Company incurred $4.9 million and $4.0 million in transaction costs recognized in earnings and presented within “Selling, general and administrative” in the Company’s Consolidated Statements of Operations related to the acquisition for fiscal years ending 2023 and 2022, respectively.

The following unaudited pro forma financial information reflects our consolidated results of operations as if the acquisition had taken place on October 1, 2021 (in thousands). The unaudited pro forma financial information is not necessarily indicative of the results of operations that we would have reported had the transaction occurred at the beginning of these periods nor is it necessarily indicative of future results.

	Year Ended September 30,
	2023	2022

Revenue	$665,072	$672,151
Net income (loss)	$(5,356)	$2,111,185

To present our consolidated results of operations as if the acquisition had taken place on October 1, 2021, the unaudited pro forma earnings for the fiscal years ended 2023 and 2022 have been adjusted to exclude $5.3 million and include $23.2 million, respectively, of property, plant and equipment, inventory, and intangible asset step-up depreciation and amortization expense. Non-recurring acquisition related items and significant GAAP adjustments in the fiscal years ending 2023 and 2022 exclude $3.6 million and include $4.9 million, respectively, of transaction costs, net. Additional adjustments for fiscal year ended 2022 exclude $6.1 million of debt interest expense, include $1.1 million expense of capitalized research and development costs, and include a $6.4 million tax benefit adjustment. The pro forma financial information does not include any anticipated cost savings or other effects of the integration of B Medical. Accordingly, the unaudited pro forma financial information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations.

Acquisition Completed in Fiscal Year 2022

Barkey Holding GmbH

On July 1, 2022, the Company acquired Barkey Holding GmbH and its subsidiaries (“Barkey”), a leading provider of controlled-rate thawing devices for customers in the medical, biotechonlogy and pharmaceutical industries, head quartered in Leopoldshöhe, Germany. The financial results for Barkey are included within the Life Sciences Products segment. The total cash purchase price of the acquisition was $84.8 million, net of cash acquired. The acquisition added innovative products and capabilities that extend the Company’s extensive cold chain of condition portfolio of products and services, while also expanding the Company’s customer reach in the fast-growing cell and gene therapy (“CGT”) space. The allocation of the consideration included $3.0 million of customer relationships, $29.0 million of technology, $60.5 million of goodwill, $9.8 million of deferred tax liabilities, and several other assets and liabilities. The weighted useful life of all the intangible assets acquired is 15 years. The goodwill and intangibles are not tax deductible.

During the twelve months ended September 30, 2023 the Company recorded an adjustment which resulted in an increase to goodwill of $2.7 million since the initial preliminary purchase price allocation due to a $2.7 million increase to accrued liabilities.

The Company did not present pro forma financial information for its consolidated results of operations for the acquisition because such results are immaterial.

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

The Company did not present pro forma financial information for its consolidated results of operations for the acquisition because such results are immaterial.

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

The Company did not present pro forma financial information for its consolidated results of operations for the acquisition because such results are immaterial.

5.    Marketable Securities

During fiscal years 2023 and 2022, the Company had sales and maturities of marketable securities of $1.1 billion and $705.4 million, respectively. Realized losses on the sale of marketable securities were $0.8 million for the fiscal year ended September 30, 2023, and realized gains on the sale of marketable securities were $0.2 million for the fiscal year ended September 30, 2022.

The following is a summary of the amortized cost and the fair value, including accrued interest receivable, as well as unrealized gains (losses) on the short-term and long-term marketable securities as of September 30, 2023 and 2022 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
September 30, 2023:
U.S. Treasury securities and obligations of U.S. government agencies	$227,804	$(2,573)	$—	$225,231
Bank certificates of deposits	8,122	(170)	—	7,952
Corporate securities	221,155	(4,127)	—	217,028
Municipal securities	—	—	—	—
	$457,081	$(6,870)	$—	$450,211
September 30, 2022:
U.S. Treasury securities and obligations of U.S. government agencies	$804,774	$(6,163)	$21	$798,632
Bank certificates of deposits	8,335	(158)	1	8,178
Corporate securities	406,270	(8,113)	—	398,157
Municipal securities	59,043	(226)	—	58,817
	$1,278,422	$(14,660)	$22	$1,263,784

The fair values of the marketable securities by contractual maturities at September 30, 2023 are presented below (in thousands).

	Amortized
	Cost	Fair Value
Due in one year or less	$342,901	$338,873
Due after one year through five years	111,121	108,279
Due after five years through ten years	—	—
Due after ten years	3,059	3,059
Total marketable securities	$457,081	$450,211

Expected maturities could differ from contractual maturities because the security issuers may have the right to prepay obligations without prepayment penalties.

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any unrealized losses represent impairments based on our evaluation of the available evidence.

6.    Derivative Instruments

Net gains and losses related to foreign exchange contracts are recorded as a component of “Other income (expense)” in the accompanying Consolidated Statements of Operations and are as follows for the fiscal years ended September 30, 2023, 2022 and 2021 (in thousands):

	Year Ended September 30,
	2023	2022	2021
Realized gains (losses) on derivatives not designated as hedging instruments	$(1,174)	$991	$(7,781)

The notional amounts of the Company’s derivative instruments as of September 30, 2023 and 2022 were as follows (in thousands):

		Year Ended September 30,
	Hedge Designation	2023	2022

Cross-currency swap	Net Investment Hedge	$436,360	$960,000
Foreign exchange contracts	Undesignated	184,800	585,800

The fair value of derivative instruments are as follows at September 30, 2023 and 2022 (in thousands):

	Fair Value of Assets		Fair Value of Liabilities
As of September 30,	2023	2022	2023	2022
Derivatives not designated as hedging instruments
Foreign exchange contracts	$44	$634	$(421)	$(230)
Total fair value	$44	$634	$(421)	$(230)

Hedging Activities

On February 1, 2022, the Company entered into a cross-currency swap agreement to hedge the variability of exchange rate impacts between the U. S. dollar and the Euro. Under the terms of the cross-currency swap agreement, the Company notionally exchanged $1.0 billion for €915.0 million at a weighted average interest rate of 1.20%. The designated notional amount was $960.0 million, and the actual interest rate was 1.28%. The 1.28% rate was in the range of the market value for that day and was the true interest rate on the notional amount. The Company designated the cross-currency swap as a hedge of net investments against one of its Euro denominated subsidiaries requiring an exchange of the notional amounts at maturity. At the maturity of the cross currency-swap on February 1, 2023, the Company delivered a notional amount of €852.0 million and received a notional amount of $960.0 million at an USD/EUR exchange rate of 1.13, which included realization of a gain of $29.3 million recorded in “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets.

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

Cross-currency swaps are marked to market at each reporting period, representing the fair values of the cross-currency swap and any changes in fair value are recognized as a component of “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets.

Interest earned on the cross-currency swap is recorded within “Interest income” in the Consolidated Statements of Operations. For the fiscal years ended September 30, 2023 and 2022, the Company recorded “Interest income” of $8.9 million and $8.2 million, respectively, on this instrument.

7.    Property, Plant and Equipment

Property, plant and equipment were as follows as of September 30, 2023 and 2022 (in thousands):

	September 30,
	2023	2022
Buildings, land, and land use right	$41,870	$29,581
Computer equipment and software	38,623	35,814
Machinery and equipment	139,858	90,700
Furniture and fixtures	7,426	5,806
Leasehold improvements	52,670	37,495
Capital projects in process	33,915	36,644
Right-of-use asset	4,718	2,476
Vehicles	1,540	—
Property, plant and equipment, gross	320,620	238,516
Less: accumulated depreciation and amortization	(114,876)	(84,046)
Property, plant and equipment, net	$205,744	$154,470

Depreciation expense, which includes amortization expense on finance leases, was $37.2 million, $21.9 million and $19.5 million, respectively, for the fiscal years ended September 30, 2023, 2022, and 2021. The Company recorded $13.5 million of additions to property, plant and equipment for which cash payments had not yet been made as of September 30, 2023.

As of September 30, 2023 and 2022, the Company had cumulative capitalized direct costs of $30.5 million and $26.9 million, respectively, associated with the development of software for its internal use. As of September 30, 2023, this balance included $4.9 million associated with software still in the development stage included within "Property, plant and equipment, net" in the accompanying Consolidated Balance Sheets. During fiscal year 2023, the Company capitalized direct costs of $3.6 million associated with the development of software for its internal use.

8.    Goodwill and Intangible Assets

On April 1, 2023, in accordance with the Company’s policy, the Company performed the annual quantitative goodwill impairment test. As of the annual impairment test date, the estimated fair value of the Life Sciences Services and Life Sciences Products reporting units exceeded their respective carrying values by approximately 24% and 17%, respectively. The Company qualitatively evaluated goodwill for impairment during the remainder of fiscal 2023 and determined that there were no events or circumstances during the period to indicate an additional quantitative goodwill impairment assessment was required.

In the event of financial performance of the reporting units does not meet management’s expectations in the future, there is a change to the Company’s reportable segments, the Company experiences a prolonged macroeconomic or market downturn, declines in the Company’s stock price, or there are other negative revisions to key assumptions used in the DCF Method, the Company may be required to perform additional impairment analyses and could be required to recognize an impairment charge.

The following table sets forth the changes in the carrying amount of goodwill by reportable segment since September 30, 2021 (in thousands):

	Life Sciences	Life Sciences
	Products	Services	Total
Balance - September 30, 2021	$110,138	$359,218	$469,356
Acquisitions	57,854	—	57,854
Currency translation adjustments	(13,380)	(207)	(13,587)
Balance - September 30, 2022	$154,612	$359,011	$513,623
Acquisitions	242,789	—	242,789
Currency translation adjustments	27,903	24	27,927
Balance - September 30, 2023	$425,304	$359,035	$784,339

The components of the Company’s identifiable intangible assets as of September 30, 2023 and 2022 are as follows (in thousands):

	September 30, 2023			September 30, 2022
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Patents	$1,226	$1,175	$51	$1,225	$1,106	$119
Completed technology	215,430	56,021	159,409	99,525	37,991	61,534
Trademarks and trade names	6,630	1,445	5,185	400	41	359
Non-competition agreements	681	568	113	681	439	242
Customer relationships	290,800	161,257	129,543	246,949	130,802	116,147
Other intangibles	869	869	—	202	202	—
Total	$515,636	$221,335	$294,301	$348,982	$170,581	$178,401

For further details regarding the increase in the goodwill and intangibles balances from September 30, 2022 to September 30, 2023, which were primarily a result of the B Medical and Ziath acquisitions, please refer to Note 4, Business Combinations.

Amortization expense for intangible assets was $48.4 million, $32.3 million, and $37.4 million, respectively, for the fiscal years ended September 30, 2023, 2022 and 2021.

Estimated future amortization expense for the intangible assets as of September 30, 2023 is as follows (in thousands):

2024	$49,750
2025	48,308
2026	44,952
2027	36,877
2028	30,533
Thereafter	83,881
Total	$294,301

9. Restructuring

2023 Cost Savings Plan

In the second and third quarters of 2023, the Company announced cost savings plans to position the Company to meet the needs of their customers and accelerate growth of the business.

The majority of the restructuring expenses for fiscal years 2023, 2022, and 2021 are related to severance and related costs. Additional costs to complete these cost savings plans are expected to approximate $0.6 million. Costs from these actions are expected to be fully realized by the end of calendar 2023.

Restructuring Reserve

	Year Ended September 30,
(In thousands)	2023	2022
Balance at beginning of period	$462	$304
Provisions	4,577	712
Payments	(4,028)	(554)
Balance at end of period	$1,011	$462

The change in the accrual balance was primarily due to accruals offset by payments related to the separation of personnel due to reorganization and cost reduction efforts.

10. Leases

The Company has operating leases for real estate and non-real estate and finance leases for non-real estate in North America, Europe, and Asia. Non-real estate leases are primarily related to vehicles and office equipment. Lease expiration dates range between 2023 and 2043.

The components of operating lease expense for fiscal years 2023 and 2022 were as follows (in thousands):

	Year Ended September 30,
	2023	2022

Operating lease costs	$12,435	$9,396
Finance lease costs:
Amortization of assets	620	182
Interest on lease liabilities	40	5
Total finance lease costs	660	187
Total operating and finance lease costs	13,095	9,583
Variable lease costs	3,251	3
Short-term lease costs	1,920	1,411
Total lease costs	$18,266	$10,997

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	September 30, 2023	September 30, 2022
Operating Leases:
Operating lease right-of-use assets	$66,580	$54,059

Accrued expenses and other current liabilities	$9,499	$6,924
Long-term operating lease liabilities	60,436	49,227
Total operating lease liabilities	$69,935	$56,151

Finance Leases:
Property, plant and equipment, at cost	$4,718	$2,476
Accumulated amortization	(2,780)	(2,276)
Property, plant and equipment, net	$1,938	$200

Accrued expenses and other current liabilities	$677	$96
Other long-term liabilities	1,361	98
Total finance lease liabilities	$2,038	$194

Weighted average remaining lease term (in years):
Operating leases	10.92	10.82
Finance leases	3.41	2.19

Weighted average discount rate:
Operating leases	4.26%	3.93%
Finance leases	2.76%	1.29%

Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended September 30,
	2023	2022
Cash paid for amounts included in measurement of liabilities:
Operating cash flows - operating leases	$10,949	$7,977
Operating cash flows - finance leases	$40	$5
Financing cash flows - finance leases	$578	$393

ROU assets obtained in exchange for lease liabilities:
Operating leases	$15,038	$10,842
Finance leases	$1,813	$68

Future lease payments for operating leases as of September 30, 2023 were as follows for the subsequent five fiscal years and thereafter (in thousands):

	Finance Leases	Operating Leases
2024	$724	$12,175
2025	635	11,838
2026	474	8,238
2027	238	7,807
2028	57	7,482
Thereafter	9	42,531
Total future lease payments	2,137	90,071
Less imputed interest	(99)	(20,136)
Total lease liability balance	$2,038	$69,935

As of September 30, 2023, in addition to the amounts disclosed above, the Company has lease commitments of approximately $4.2 million for leases where the Company has not taken possession of the underlying asset, and anticipates lease commencement in the first quarter of fiscal year 2024. As such, the related ROU assets and lease liabilities have not been recognized in the Company’s Consolidated Balance Sheet as of September 30, 2023.

11.    Supplementary Balance Sheet Information

The following is a summary of accounts receivable at September 30, 2023 and 2022 (in thousands):

	September 30,
	2023	2022
Accounts receivable	$164,592	$168,920
Less allowance for expected credit losses	(8,057)	(5,162)
Accounts receivable, net	$156,535	$163,758

The allowance for expected credit losses for the fiscal years ended September 30, 2023, 2022 and 2021 is as follows (in thousands):

	Year Ended September 30,
	2023	2022	2021

Balance at beginning of period	$5,162	$4,318	$7,146
Provisions	8,849	3,536	3,445
Payments received	(5,884)	(2,278)	(5,481)
Write-offs and adjustments	(70)	(414)	(792)
Balance at end of period	$8,057	$5,162	$4,318

The following is a summary of inventories at September 30, 2023 and 2022 (in thousands):

	September 30,
	2023	2022

Raw materials and purchased parts	$59,861	$39,685
Work-in-process	11,400	4,816
Finished goods	56,937	41,043
Total inventories	$128,198	$85,544

The activity for excess and obsolete inventory reserves is as follows for the fiscal years ended September 30, 2023, 2022 and 2021 (in thousands):

	Year Ended September 30,
	2023	2022	2021

Balance at beginning of period	$4,082	$3,681	$3,136
Provisions	3,324	1,752	1,522
Inventory disposals and adjustments	(2,415)	(1,351)	(977)
Balance at end of period	$4,991	$4,082	$3,681

The activity for valuation allowance for deferred tax assets is as follows for the fiscal years ended September 30, 2023, 2022 and 2021 (in thousands):

	Year Ended September 30,
	2023	2022	2021

Balance at beginning of period	$5,927	$8,592	$10,623
Charge to income tax provision (benefit)	1,137	1,337	(3,247)
Charged to other accounts	1,284	(4,002)	1,216
Balance at end of period	$8,348	$5,927	$8,592

The following is a summary of product warranty and retrofit activity on a gross basis for the fiscal years ended September 30, 2023, 2022 and 2021 (in thousands):

	Year Ended September 30,
	2023	2022	2021

Balance at beginning of period	$2,890	$2,330	$2,211
Adjustments for acquisitions and divestitures	2,475	254	—
Accruals for warranties during the year	8,198	2,438	2,300
Costs incurred during the year	(3,340)	(2,132)	(2,181)
Balance at end of period	$10,223	$2,890	$2,330

12.    Debt and Line of Credit

As of September 30, 2021, the Company had approximately $49.7 million of debt outstanding on a term loan. On February 1, 2022, the Company completed the sale of its semiconductor automation business and utilized a portion of the proceeds from the sale to extinguish the outstanding balance of the term loan. The Company also terminated its revolving line of credit which had no borrowings outstanding. The Company recorded a loss on debt and line of credit extinguishment of $0.6 million.

During the fiscal years ended September 30, 2022 and 2021, the weighted average stated interest rate paid on all outstanding debt was 2.7% and 2.8%, respectively. During the year ended September 30, 2022 and 2021, the Company incurred aggregate interest expense of $0.5 million and $1.7 million, respectively, in connection with the borrowings.

The deferred financing costs were accreted over the term of the loan using the effective interest rate method and are included in “Interest expense” in the accompanying Consolidated Statements of Operations.

13.    Stockholders’ Equity

Share Repurchases

On November 4, 2022, the Company’s Board of Directors terminated the Company’s then existing $50.0 million share repurchase authorization and approved a new authorization to repurchase up to $1.5 billion of shares of the Company’s common stock from time to time through open market purchases or through privately negotiated transactions (including under an accelerated share repurchase (“ASR”) agreement), or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, legal requirements, and other factors. The repurchase authorization can be discontinued at any time.

On November 23, 2022, the Company executed an ASR agreement (the “ASR Agreement”) with JPMorgan Chase Bank, National Association (the “Dealer”) to repurchase an aggregate of up to $500.0 million of the Company’s common stock. Under the terms of the ASR Agreement, the Company made a payment of $500.0 million to the Dealer on November 28, 2022 and received an initial delivery of 6.1 million shares of common stock from the Dealer, representing approximately 70% of the total shares of common stock that were expected to be repurchased under the ASR Agreement. The final number of shares repurchased by the Company was based on the average of the daily volume-weighted average price of the Company’s common stock during the term of the ASR Agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreement. The final settlement of the transactions under the ASR Agreement occurred in April 2023, and the Company received 4.0 million additional shares of common stock from the Dealer as of the settlement date. The Company evaluated the nature of the forward contract aspect of the ASR Agreement and concluded equity classification was appropriate. The shares of common stock repurchased by the Company under the ASR Agreement were retired, accounted for as a reduction to stockholders’ equity in the Consolidated Balance Sheets, and treated as a repurchase of common stock for purposes of calculating earnings per share as of the applicable settlement date.

After giving effect to the ASR Agreement, $1.0 billion of the amount authorized remained available for additional repurchases of the Company’s common stock. Following the final termination of the ASR Agreement in April 2023, other arrangements commenced under which the Company expects to repurchase up to an additional $500.0 million shares of common stock in open market purchases, subject to market and business conditions, legal requirements, and other factors. As of September 30, 2023, the Company has acquired 7.4 million shares of its common stock through open market purchases totaling $338.5 million (excluding fees, commissions, and excise tax) under these other arrangements. These shares of common stock repurchased by the Company were retired, accounted for as a reduction to stockholders’ equity in the Consolidated Balance Sheets and treated as a repurchase of common stock for purposes of calculating earnings per share as of the applicable settlement dates.

Effective January 1, 2023, all corporate share repurchases are subject to a one percent excise tax on the value of the repurchase, net of share issuances, subject to certain exclusions. The excise tax was part of The Inflation Reduction Act passed by the U.S. government in 2022. The Company accrued $5.0 million for excise tax related to share repurchases settled in fiscal 2023, which is considered an additional cost of the share repurchases and a reduction to stockholders’ equity in the Consolidated Balance Sheets.

Preferred Stock

Total number of shares of preferred stock authorized for issuance was 1,000,000 shares at September 30, 2023 and 2022. Preferred stock has a par value of $0.01 per share and may be issued at the discretion of the Board of Directors without stockholder approval with such designations, rights and preferences as the Board of Directors may determine. There were no shares of preferred stock issued or outstanding at September 30, 2023 or 2022.

Accumulated Other Comprehensive Income (Loss)

The following is a summary of the components of accumulated other comprehensive income (loss), net of tax, at September 30, 2023, 2022 and 2021 (in thousands):

		Unrealized
		Gains (Losses)
		on Available-
	Currency	for-Sale	Gains (Losses)	Pension
	Translation	Securities	on Derivative asset	Liability
	Adjustments	Net of tax	Net of tax	Adjustments	Total
Balance at September 30, 2020	$23,061	(1)	—	(1,141)	21,919
Other comprehensive income (loss) before reclassifications	(2,922)	—	—	333	(2,589)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	21	21
Balance at September 30, 2021	20,139	(1)	—	(787)	19,351
Other comprehensive income (loss) before reclassifications	(169,266)	(10,908)	93,020	412	(86,742)
Amounts reclassified from accumulated other comprehensive income (loss)	(16,567)	—	—	42	(16,525)
Balance at September 30, 2022	(165,694)	(10,909)	93,020	(333)	(83,916)
Other comprehensive income (loss) before reclassifications	77,246	5,774	(61,533)	(104)	21,383
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	107	107
Balance at September 30, 2023	$(88,448)	$(5,135)	$31,487	$(330)	$(62,426)

Unrealized gains (losses) on available-for-sale marketable securities are reclassified from accumulated other comprehensive income (loss) into results of operations at the time of the securities’ sale, as described in Note 5, Marketable Securities. Amounts reclassified from accumulated other comprehensive income (loss) related to pension liability adjustments represent amortization of actuarial gains and losses. Defined benefit pension plan curtailments are recognized as reclassifications from accumulated other comprehensive income (loss) and corresponding reductions in pension liabilities and net pension cost.

14. Revenue from Contracts with Customers

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers in a manner that depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following is revenue by significant business line for the fiscal years ended September 30, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Significant Business Line
Life Sciences Products, excluding B Medical	$192,061	$199,230	$199,606
B Medical	113,122	-	-
Sample Repository Solutions	111,593	105,331	88,922
Genomic Services	248,296	250,937	225,175
Total revenue	$665,072	$555,498	$513,703

Contract Balances

Accounts Receivable, Net. Accounts receivable represent rights to consideration in exchange for products or services that have been transferred by the Company, when payment is unconditional and only the passage of time is required before payment is due. Accounts receivable do not bear interest and are recorded at the invoiced amount. The Company maintains an allowance for expected credit losses representing its best estimate of probable credit losses related to its existing accounts receivable and their net realizable value. The Company determines the allowance for expected credit losses based on a number of factors, including an evaluation of customer credit worthiness, the age of the outstanding receivables, economic trends, historical experience, and other information through the payment periods. Accounts receivable, net were $156.5 million and $163.8 million at September 30, 2023 and September 30, 2022, respectively.

Contract Assets. Contract assets represent rights to consideration in exchange for products or services that have been transferred by the Company, when payment is conditional on something other than the passage of time. These amounts typically relate to contracts where the right to invoice the customer is not present until completion of the contract or the achievement of specified milestones and the value of the products or services transferred exceed this constraint. Contract assets are classified as current as they are expected to convert to cash within one year. Contract asset balances which are included within “Prepaid expenses and other current assets” on the Company’s Consolidated Balance Sheet, were $24.2 million and $18.2 million at September 30, 2023 and September 30, 2022, respectively.

Contract Liabilities. Contract liabilities represent the Company’s obligation to transfer products or services to a customer for which consideration has been received, or for which an amount of consideration is due from the customer. Contract assets and liabilities are reported on a net basis at the contract level, depending on the contracts position at the end of each reporting period. Contract liabilities are included within “Deferred revenue” on the Company’s Consolidated Balance Sheet. Contract liabilities were $34.6 million and $39.7 million at September 30, 2023 and September 30, 2022, respectively. Revenue recognized from the contract liability balance at September 30, 2022 was $34.9 million for the year ended September 30, 2023.

Remaining Performance Obligations. Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year and for which fulfillment of the contract has started as of the end of the reporting period. The aggregate amount of transaction consideration allocated to remaining performance obligations as of September 30, 2023 was $78.4 million. The following table summarizes when the Company expects to recognize the remaining performance obligations as revenue, the Company will recognize revenue associated with these performance obligations as transfer of control occurs (in thousands):

	As of September 30, 2023
	Less than 1 Year	Greater than 1 Year	Total
Remaining performance obligations	$54,159	$24,228	$78,387

Cost to Obtain and Fulfill a Contract

The Company capitalizes sales commissions when incurred if they are (i) incremental costs of obtaining a contract, (ii) expected to be recovered and (iii) have an expected amortization period that is greater than one year. These amounts primarily relate to sales commissions and are being amortized over a 60-month period, which represents the average period of contract performance. The Company capitalized $0.5 million and $0.7 million of sales commissions during the fiscal years ended September 30, 2023 and 2022, respectively. All other sales commissions incurred during the reporting period have been expensed as incurred. These costs are recorded within “Selling, general and administrative” expenses on the Company’s Consolidated Statement of Operations. The Company accounts for shipping and handling activities as fulfillment activities and recognize the associated expense when control of the product has transferred to the customer.

15.    Stock Based Compensation

The Company may issue options to eligible employees to purchase shares of the Company’s common stock, restricted stock units, and other equity incentives, which vest upon the satisfaction of a performance condition and/or service condition. In addition, the Company issues common stock to participating employees pursuant to an employee stock purchase plan, and also issues common stock awards and deferred restricted stock units to members of its board of directors in accordance with its board of director compensation program.

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

The following table reflects stock-based compensation expense recorded during the fiscal years ended September 30, 2023, 2022 and 2021 (in thousands):

	Year Ended September 30,
	2023	2022	2021
Restricted stock units	$8,027	$10,597	$18,923
Employee stock purchase plan	1,349	1,846	1,128
Total stock-based compensation expense for continuing and discontinued operations	$9,376	$12,443	$20,051
Income tax benefit	(1,406)	(1,929)	(3,208)
Total compensation expense included in the statement of operations	7,970	10,514	16,843

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the fiscal year ended September 30, 2023 (in thousands, except for weighted average grant-date fair value):

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding as of September 30, 2022	538,238	$71.99
Granted	590,066	$57.22
Vested	(267,834)	$55.86
Forfeited	(141,516)	$72.04
Outstanding as of September 30, 2023	718,954	$67.40

The fair value of restricted stock units vested during fiscal years 2023, 2022 and 2021 was $14.8 million, $66.9 million, and $28.4 million, respectively. During fiscal years 2023, 2022 and 2021, the Company remitted $5.0 million, $25.2 million, and $9.8 million, respectively, collected from employees to satisfy their tax obligations as a result of share issuances.

As of September 30, 2023, the future unrecognized stock-based compensation expense related to restricted stock units expected to vest is $12.1 million, and is expected to be recognized over an estimated weighted average amortization period of 1.4 years.

Restricted stock units granted with performance goals may also have a required service period following the achievement of all or a portion of the performance goals. The following table reflects restricted stock units and stock awards granted during fiscal years ended September 30, 2023, 2022 and 2021 (in thousands):

	Year Ended September 30,
	2023	2022	2021
Time-based restricted stock units	311,609	120,066	166,570
Common stock awards	—	18,471	14,713
Performance-based restricted stock units	278,457	111,148	168,647
Total units	590,066	249,685	349,930

Among the total restricted stock units granted 98,783 shares were granted to the employees who belong to the discontinued operations in the year ended September 30, 2021, all of which were settled upon the sale of the discontinued operations. No shares have subsequently been granted to employees who belong to the discontinued operations.

Time-Based Restricted Stock Unit Grants

Restricted stock units granted with a required service period typically have three-year vesting schedules in which one-third of awards vest at each annual anniversary of grant date, subject to the award holders meeting service requirements.

Certain members of the Board of Directors have elected to defer receiving their annual stock awards and related quarterly dividends, if any, until they attain a certain age or cease to provide services as a member of the Company’s Board of Directors. Annual deferred stock awards granted during fiscal years 2023, 2022, and 2021 vested upon issuance.

Performance-Based Restricted Stock Unit Grants

Performance-based restricted stock units are earned based on the achievement of performance criteria established by the Human Resources and Compensation Committee and approved by the Board of Directors. The criteria for performance-based awards are weighted and have threshold, target and maximum performance goals.

Performance-based restricted stock unit awards granted in fiscal year 2023, 2022 and 2021 allow participants to earn 100% of restricted stock units if the Company’s performance meets or exceeds its target goal for each applicable financial metric, and up to a maximum of 200% if the Company’s performance for such metrics meets or exceeds the maximum or stretch goal. Performance below the minimum threshold for each financial metric results in award forfeiture. Performance goals are measured over a three-year period for each year’s restricted stock unit awards and at the end of the period to determine the number of restricted stock units earned, if any, by recipients who continue to meet the service requirement. Upon the third anniversary of each year’s restricted stock unit awards’ grant date, the Company’s Board of Directors determines the number of restricted stock units earned for participants who continue to meet the service requirements on the vest date.

Awards Granted to the Board of Directors

The stock-based compensation granted to members of the Company’s Board of Directors includes common stock awards, restricted stock unit awards and deferred common stock and restricted stock unit awards.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan that allows its employees to purchase shares of common stock at a price equal to 85% of the fair market value of the Company’s stock at the beginning or the end of the semi-annual offering period, whichever is lower. On February 8, 2017, the stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 Plan”). The 2017 Plan allows for purchases by employees of up to 1,250,000 shares of the Company’s common stock. As of September 30, 2023, 586,421 shares of common stock remain available for purchase under the Plan. During the fiscal year ended September 30, 2023 and 2022, the Company issued 83,715 shares and 82,035 shares, respectively, under the Plan.

Valuation Assumptions for an Employee Stock Purchase Plan

The fair value of shares issued under the employee stock purchase plan is estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following weighted average assumptions for the fiscal years ended September 30, 2023, 2022 and 2021:

	Year Ended September 30,
	2023	2022	2021
Risk-free interest rate	5.2%	1.7%	0.3%
Volatility	57%	49%	53%
Expected life	6 months	6 months	6 months
Dividend yield	—%	—%	0.6%

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

16.    Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying Consolidated Balance Sheets as of September 30, 2023 and 2022 (in thousands):

	As of September 30, 2023
Description	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$525,952	$525,952	$—	$—
Available-for-sale securities	450,211	85,949	364,262	—
Foreign exchange contracts	44	—	44	—
Net investment hedge	13,036	—	13,036	—
Total assets	$989,243	$611,901	$377,342	$—
Liabilities:
Foreign exchange contracts	421	—	421	—
Total liabilities	$421	$—	$421	$—

	As of September 30, 2022
Description	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$374,804	$374,055	$749	$—
Available-for-sale securities	1,263,782	651,800	611,982	—
Foreign exchange contracts	634	—	634	—
Net investment hedge	124,789	—	124,789	—
Total assets	$1,764,009	$1,025,855	$738,154	$—
Liabilities:
Foreign exchange contracts	230	$—	230	—
Total liabilities	$230	$—	$230	$—

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

Available-For-Sale Securities

Available-for-sale securities primarily consist of highly rated corporate debt securities and U.S. government backed securities which are classified as Level 1. Investments classified as Level 2 consist of debt securities that are valued using matrix pricing and benchmarking because they are not actively traded, and bank certificates of deposit. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.

Foreign Exchange Contracts & Net Investment Hedge

Our foreign exchange contract assets and liabilities, and our net investment hedge assets are measured and reported at fair value using the market method valuation technique. The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers. These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions, so they are classified as Level 2.

Contingent Consideration Liability

The contingent consideration liability related to the acquisition of B Medical is measured and reported at fair value using the real options method based on the unobservable inputs that are significant to the fair value and classified with Level 3 of the fair value hierarchy. The contingency was based on the acquired business’ performance through September 30, 2023. Please refer to Note 4, Business Combinations for further details. Changes in the fair value of contingent consideration resulting from a change in the underlying inputs are recognized in results of operations until the arrangement is settled. This liability was revalued from $18.5 million as of December 31, 2022 to zero as of June 30, 2023, with the offset to the changes in fair value recorded in the Consolidated Statements of Operations. There were no changes to the measurement of the contingent consideration liability in the fourth quarter.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During fiscal year 2023 and 2022, the Company did not record any material fair value measurements for assets or liabilities on a nonrecurring basis.

17.    Income Taxes

The components of the income tax (benefit) expense from continuing operations for the fiscal years are as follows (in thousands):

	Year Ended September 30,
	2023	2022	2021
Current income tax (benefit) expense
Federal	$(599)	$(4,826)	$(14,247)
State	1,528	607	(867)
Foreign	9,757	4,627	15,484
Total current income tax (benefit) expense	10,686	408	370
Deferred income tax (benefit) expense:
Federal	(18,684)	(815)	(11,469)
State	(402)	(180)	(2,283)
Foreign	(9,150)	1,937	(6,718)
Total deferred income tax (benefit) expense	(28,236)	942	(20,470)
Income tax (benefit) expense	$(17,550)	$1,350	$(20,100)

The components of income (loss) from continuing operations before income taxes for the fiscal years are as follows (in thousands):

	Year Ended September 30,
	2023	2022	2021
Domestic	$(58,065)	$(39,392)	$(88,763)
Foreign	27,632	29,456	39,794
Loss before income taxes	$(30,433)	$(9,936)	$(48,969)

The differences between the income tax (benefit) expense on income (loss) from continuing operations and income taxes computed using the applicable U.S. statutory federal tax rates for the fiscal years ended September 30, 2023, 2022 and 2021 are as follows (in thousands):

	Year Ended September 30,
	2023	2022	2021
Income tax benefit computed at federal statutory rate	$(6,331)	$(2,086)	$(10,284)
State income taxes, net of federal benefit	(851)	(776)	(1,005)
Foreign income taxed at different rates	(22)	(1,182)	(2,594)
Impact of investments in subsidiaries	(6,058)	—	7,128
Nontaxable gain from acquisition earn-out liability reversal	(3,959)	—	—
Change in deferred tax asset valuation allowance	1,137	1,337	(3,247)
Impact of change in uncertain tax positions	(1,321)	(358)	(10,607)
Global intangible low taxed income, net of foreign tax credits	—	4,060	4,051
Impact of tax rate changes	(1,391)	1,531	165
Compensation	1,598	(1,199)	462
Tax credits	(1,434)	(2,102)	(4,050)
Merger costs	1,056	1,629	20
Other non-deductible expenses and other taxes	1,304	643	591
Impact of effective state tax rate change	—	763	—
Research and development expense deduction	(1,278)	(910)	(730)
Income tax (benefit) expense	$(17,550)	$1,350	$(20,100)

The Company recorded net deferred tax assets in the amount of $6.1 million related to its outside basis difference in a German subsidiary. The benefit includes $8.1 million related to U.S. foreign exchange losses on the future repatriation calculated at foreign exchange rates as of the balance sheet date. This benefit is offset by $2.0 million of state income taxes, net of the federal benefit. During the fourth quarter of fiscal year 2023, it became apparent that the basis difference with regard to $450 million of foreign cash maintained in the German subsidiary would reverse within the next twelve months based on significant capital needs.

The Company has not provided deferred income taxes on the outside basis differences of any other foreign subsidiary and maintains its general assertion of indefinite reinvestment regarding those subsidiaries and the remaining earnings of its German subsidiary as of September 30, 2023. The remaining foreign earnings are expected to be reinvested in foreign operations and acquisitions. Including the expected remittance noted previously, unremitted foreign earnings total approximately $1.3 billion. The Company did not calculate estimated deferred tax liabilities on the remaining earnings because such calculations would not be practicable due to the complexity of its hypothetical calculation. The taxes on these earnings would primarily consist of foreign withholding taxes, taxes on foreign exchange gains and losses resulting from potential future distributions, and U.S. state income taxes. Substantially all of the unremitted earnings of the Company have been taxed in the U.S. based on the international tax regulations.

The significant components of the net deferred tax assets and liabilities as of September 30, 2023 and 2022 are as follows (in thousands):

	September 30,
	2023	2022
Accruals and reserves not currently deductible	$10,426	$9,704
Federal, state and foreign tax credits	157	—
Other assets	613	1,095
Equity compensation	2,183	3,508
Net operating loss carryforwards	9,692	7,397
Lease liabilities	17,513	14,700
Capitalized research and development	6,807	—
Deferred revenue	3,672	3,609
Outside basis differences in subsidiaries	6,058
Deferred tax assets	57,121	40,013
Depreciation and intangible amortization	(97,572)	(56,856)
Right-of-use assets	(16,632)	(14,146)
Other liabilities	(317)	(402)
Net unrealized gain on hedging and investments	(1,574)	(27,144)
Deferred tax liabilities	(116,095)	(98,548)
Valuation allowance	(8,348)	(5,927)
Net deferred tax asset (liability)	$(67,322)	$(64,462)

The deferred tax assets on the balance sheets for September 30, 2023 and 2022 also include $0.6 million and $1.1 million deferred tax charge related to the company’s intercompany profit elimination, respectively.

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

After evaluating all the relevant positive and negative evidence, the Company is not recording any additional valuation allowance against deferred tax assets in the United States. The Company is in a net deferred tax liability position and has sufficient future taxable income from the reversal of taxable temporary difference to offset the deductible temporary differences. The Company continued to hold a United States valuation allowance related to the realizability of certain state tax credits and net operating loss carry-forwards. The Company also maintains valuation allowances against net deferred tax assets in certain foreign tax-paying components as of the end of fiscal year 2023.

It is reasonably possible in future years that the Company may not generate sufficient taxable income to realize the benefit of the deferred assets and recording a valuation allowance may be necessary. The Company has recognized pre-tax losses in the United States from continuing operations in recent years. If the Company continues to recognize losses in the United States and uses those losses to offset the future taxable temporary differences, it may become necessary to record a valuation allowance against future losses.

As of September 30, 2023, the Company has tax-effected federal, state and foreign net operating loss carry-forwards of approximately $0.4 million, $2.1 million and $7.2 million, respectively. The federal net operating loss carry-forwards expire at various dates through 2030. The state of net operating loss carry-forwards will begin to expire in 2026. The majority of the foreign net operating loss carryovers have an indefinite carry-forward in Germany.

The Company has performed studies to determine if there are any annual limitations on the federal net operating losses under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. As a result of these studies, the Company has determined that ownership changes have occurred primarily in connection with acquisitions when the Company has issued stock to the sellers, as well as ownership changes in the subsidiaries acquired by the Company. The benefits of the net operating losses that will expire before utilization have not been recorded as deferred tax assets in the accompanying Consolidated Balance Sheets. Limitations on the current year use of net operating loss carryovers have also been recorded in the tax expense.

The Company maintains liabilities for unrecognized tax benefits. These liabilities involve judgment and estimation, and they are monitored based on the best information available. A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the fiscal years ended September 30, 2023, 2022 and 2021 is as follows (in thousands):

	Year Ended September 30,
	2023	2022	2021

Balance at beginning of period	$1,679	$2,006	$16,722
Reductions from lapses in statutes of limitation	(1,381)	(327)	(14,716)
Balance at end of period	$298	$1,679	$2,006

All of the unrecognized tax benefits for the fiscal year ended September 30, 2023 would impact the effective tax rate if recognized. The Company recognizes interest related to unrecognized benefits as a component of the income tax (benefit) expense, of which $0.1 million, $0.0 million and $1.1 million, respectively, was recognized for the fiscal years ended September 30, 2023, 2022 and 2021.

The Company is subject to U.S. federal, state, local and foreign income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which it files.

In the normal course of business, the Company is subject to income tax audits in various global jurisdictions in which it operates. The years subject to examination vary for the United States and international jurisdictions, with the earliest tax year being 2018. Based on the outcome of these examinations or the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the Company’s Consolidated Balance Sheets. The Company currently does not anticipate it is reasonably possible that the unrecognized tax benefits and accrued interest on those benefits will be reduced in the next 12 months.

18.    Net Income (Loss) per Share

The calculations of basic and diluted net income (loss) per share and basic and diluted weighted average shares outstanding are as follows for the fiscal years ended September 30, 2023, 2022 and 2021 (in thousands, except per share data):

	Year Ended September 30,
	2023	2022	2021
Loss from continuing operations	$(12,883)	$(11,286)	$(28,869)
Income (loss) from discontinued operations, net of tax	(1,374)	2,144,145	139,616
Net income (loss)	(14,257)	2,132,859	110,747

Weighted average common shares outstanding used in computing basic income (loss) per share	66,253	74,897	74,229
Dilutive restricted stock units	—	—	226
Weighted average common shares outstanding used in computing basic and diluted income (loss) per share	66,253	74,897	74,455

Basic net income (loss) per share:
Loss from continuing operations	$(0.19)	$(0.15)	$(0.39)
Income (loss) from discontinued operations, net of tax	(0.02)	28.63	1.88
Basic net income (loss) per share	$(0.22)	$28.48	$1.49

Diluted net income (loss) per share:
Loss from continuing operations	$(0.19)	$(0.15)	$(0.39)
Income (loss) from discontinued operations, net of tax	(0.02)	28.63	1.88
Diluted net income (loss) per share	$(0.22)	$28.48	$1.49

Restricted stock units of 332,029, 64,122 and 24,012, respectively, during fiscal year 2023, 2022 and 2021 were excluded from the computation of diluted earnings per share as their effect would be anti-dilutive under the treasury stock method.

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

The Company operates in two reportable segments: the Life Sciences Products segment, and the Life Sciences Services segment. These reportable segments also represent the Company’s operating segments. The Company previously operated in three reportable segments, the Semiconductor Solutions Group segment, the Life Sciences Products segment, and the Life Sciences Services segment. As discussed in Note 3, Discontinued Operations, the sale of the semiconductor automation business, which comprised the Semiconductor Solutions Group segment, was completed on February 1, 2022. Historical information has been adjusted to reflect the new reportable segments.

The Company’s Life Sciences Products segment provides automated cold storage solutions for biological and chemical compound samples. The Company’s storage systems provide reliable automation and sample inventory management at temperatures down to -190°C and can store anywhere from one to millions of samples. The Company’s sample management solutions include consumable vials and tubes, polymerase chain reaction, plates, instruments for supporting workflows, and informatics. This portfolio provides customers with a high level of sample quality, security, availability, intelligence, and integrity throughout the lifecycle of samples providing customers with complete end-to-end “cold chain of custody” capabilities. The Company also provides controlled rate thawing devices and transportation solutions that enable the delivery of life-saving treatments for customers in the medical, biotechnology and pharmaceutical industries adding differentiated solutions for reliable and traceable transport of temperature-sensitive samples. The Company also provides vaccine cold storage and transport, as well as 2D barcode readers for life sciences applications.

The Company’s Life Sciences Services business is a leading provider of solutions addressing the many needs of customers in genomic analysis and the management and care of biological samples used in pharmaceutical, biotechnology, healthcare, clinical, and academic research and development markets. The Company processes millions of samples annually, each containing valuable information that must be delivered or preserved with the sample. The Company’s genomic services provide a broad capability to customers for gene sequencing, synthesis, editing and related services. The Company’s sample management services include off-site storage, transport services, laboratory services, sample procurement, and interactive informatics solutions. The Company also offers expert-level consultation services to clients throughout their experimental design and implementation process. The storage services include short- and long-term sample storage and management of the “cold chain of custody” from collection, to storage, to retrieving the sample which ultimately may go back into the research workflow.

Management considers operating income, which excludes charges related to amortization of intangible assets other than completed technology, restructuring and related charges, contingent consideration fair value adjustments, merger and acquisition costs and costs related to share repurchase, and other unallocated corporate expenses, as the primary performance metric when evaluating the Company’s operations.

The following is the summary of the financial information for the Company’s reportable segments for the fiscal years ended September 30, 2023, 2022 and 2021 (in thousands):

	Year Ended September 30,
	2023	2022	2021
Revenue:
Life Sciences Products	$305,184	$199,230	$199,606
Life Sciences Services	359,888	356,268	314,097
Total revenue	$665,072	$555,498	$513,703

Operating income (loss):
Life Sciences Products	$(30,321)	$11,033	$23,094
Life Sciences Services	(14,722)	10,784	22,659
Segment operating income (loss)	(45,043)	21,817	45,753

Amortization of intangible assets other than completed technology	28,207	24,965	29,299
Restructuring and restructuring related charges	4,577	712	13,749
Contingent consideration - fair value adjustments	(18,549)	600	—
Merger and acquisition costs and costs related to share repurchase(1)	13,842	17,329	20,662
Other unallocated corporate expenses	6	2,946	13,132
Total operating loss	(73,126)	(24,735)	(31,089)
Interest income	43,735	20,286	632
Interest expense	—	(4,589)	(2,037)
Loss on extinguishment of debt	—	(632)	—
Other, net	(1,042)	(266)	(16,475)
Loss before income taxes	$(30,433)	$(9,936)	$(48,969)

(1) Includes expenses related to governance-related matters.

Assets:	September 30, 2023	September 30, 2022
Life Sciences Products	$927,033	$378,790
Life Sciences Services	794,752	849,603
Total assets	$1,721,785	$1,228,393

Prior year amounts in the “Operating income (loss)” table above have been reclassified to conform to the current presentation.

The following is a reconciliation of the Company’s reportable segments’ assets to the amounts presented in the accompanying Consolidated Balance Sheets as of September 30, 2023 and 2022 (in thousands):

	September 30,	September 30,
	2023	2022
Segment assets	$1,721,785	$1,228,393
Cash and cash equivalents, restricted cash, and marketable securities	1,134,256	2,305,081
Deferred tax assets	571	1,169
Other assets	29,108	181,479
Total assets	$2,885,720	$3,716,122

Revenue from external customers is attributed to geographic areas based on locations in which customer orders are placed. Revenue by geographic area for the fiscal years ended September 30, 2023, 2022 and 2021 are as follows (in thousands):

	Year Ended September 30,
	2023	2022	2021
Geographic Location:
North America	$359,417	$361,105	$323,982
Africa	65,092	1,331	688
China	51,787	53,867	45,743
United Kingdom	26,764	30,258	31,539
Rest of Europe	109,856	79,005	77,266
Asia Pacific/ Other	52,156	29,932	34,485
Total revenue	$665,072	$555,498	$513,703

The above table has been updated to reflect a misclassification of revenue between North America and other locations for the fiscal year ended 2022.

The majority of the Company’s revenue in North America is generated in the United States which amounted to $355.1 million, $358.2 million, and $320.8 million, respectively, during fiscal years ended September 30, 2023, 2022 and 2021.

Net property, plant and equipment by geographic area as of September 30, 2023 and 2022 is as follows (in thousands):

	September 30,
	2023	2022
United States	$78,533	$84,809
China	53,146	56,585
Europe	70,654	11,610
Asia Pacific/ Other	3,411	1,466
Total property, plant, and equipment, net	$205,744	$154,470

Significant Customers

The Company had one individual customer that accounted for 10% or more of its consolidated revenue for the fiscal year ended September 30, 2023. This customer is related to the Life Science Products segment and is a distributor shipping to end users in approximately 50 countries. The Company had no individual customer that accounted for more than 10% of its consolidated revenue for each of the fiscal years ended September 30, 2022 and 2021. There was no customer that accounted for more than 10% of the Company’s accounts receivable balance for each of the fiscal years ended September 30, 2023 and 2022.

20.    Commitments and Contingencies

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

Tariff Matter

With the assistance of a third-party consultant, during the first quarter of fiscal year 2021 the Company initiated a review of the transaction value it used to calculate tariffs on inter-company imports of samples shipped from its GENEWIZ business. As a result, this review and a new interpretation surrounding the valuation method used to calculate the estimated transaction value, the Company revised its estimate of the tariffs owed and recorded a liability of $6.1 million in the second quarter of fiscal 2021. The Company submitted a payment in the amount of $5.9 million to the customs authorities during fiscal 2022, related to November 2021 and prior periods. The customs authorities are in process of reviewing the Company’s calculation of tariffs for these periods to determine if any further tariffs are owed. The company is currently in process of revising its tariff calculation methodology to align with the interpretation provided by customs authorities. The estimated amount owed to customs authorities under this revised methodology has been accrued in the Consolidated Balance Sheets.

Purchase Commitments

At September 30, 2023, the Company had non-cancellable commitments of $73.5 million, comprised of purchase orders for inventory of $51.3 million, and information technology related commitments of $22.2 million.

21.    Subsequent Events

Segment Change

Effective October 1, 2023, the Company realigned its organizational structure from two principal business segments to three principal business segments to enhance its commercial strategy for accelerating growth and to enable additional profitability initiatives. The three new principal business segments are aligned with industry end-users and purchase decision-makers: Multiomics and Synthesis Solutions, Sample Management Solutions, and B Medical Systems.

●	Multiomics and Synthesis Solutions. The Multiomics and Synthesis Solutions business resources will operate under a single structure that aligns scientists, marketing resources, and decision-making around the customer, with a full embodiment of the GENEWIZ heritage of “solid science, superior service.”
●	Sample Management Solutions (SMS). Sample & Repository Solutions (SRS), Ultracold Systems and Consumables and Instruments resources will operate as a single business unit offering end-to-end sample management services and products.
●	B Medical Systems (BMS). BMS will continue under its current management structure, focused on the manufacturing and distribution of temperature-controlled storage and transportation solutions in international markets to governments, health institutions, and non-government organizations.

As a result of the segment change, the Company utilized a relative fair value approach to allocate goodwill to the reporting units existing under the new organizational structure as of the first quarter of fiscal 2024. The book value of the B Medical reporting unit approximates fair value and is expected to include approximately $107 million of goodwill as of October 1, 2023. In the event the financial performance of any of the reporting units does not meet management’s expectations in the future, the Company experiences a prolonged macroeconomic or market downturn, or there are other negative revisions to key assumptions used in the DCF Method, the Company may be required to perform additional impairment analyses with respect to such reporting unit and could be required to recognize an impairment charge.

Share Repurchases

The Company repurchased an additional 2.1 million shares of common stock for $103.9 million (excluding fees, commissions, and excise tax) under the 2022 Repurchase Authorization subsequent to September 30, 2023 through the date of the filing of this Annual Report on Form 10-K.

On November 13, 2023, the Company announced its intention in fiscal 2024 to repurchase the remaining $500 million in shares of common stock available under the 2022 Repurchase Authorization.

Please refer to Note 13, Stockholders’ Equity for further detail regarding the 2022 Repurchase Authorization.

Item 9.    Changes in and Disagreements with Accountants on Financial Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023, the end of the period covered by this Annual Report on Form 10-K.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2023. In making this assessment, we used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2023.

In October 2022, we completed our acquisition of B Medical Systems S.á r.l. and its subsidiaries (“B Medical”). We have excluded B Medical from our assessment of internal control over financial reporting as of September 30, 2023. B Medical is a wholly-owned subsidiary whose total revenue and assets represented approximately 17% of our consolidated revenue and 5% of our consolidated assets for the year ended and as of September 30, 2023.

The effectiveness of our internal control over financial reporting as of September 30, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal fourth quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2023, no director nor officer of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K, except that on July 17, 2023, Lindon Robertson, the Company’s former Chief Financial Officer, terminated a non-Rule 10b5-1 trading arrangement that had been entered into on December 8, 2022, for the sale of up to 43,213 shares during the time period from December 8, 2022 through December 8, 2023, of which 0 shares were sold under this trading arrangement before its termination.

Appointment of Principal Financial Officer

In connection with the previously announced retirement of Lindon Robertson, the Company’s former Chief Financial Officer, on November 20, 2023, the Company appointed Herman Cueto, the Company’s Executive Vice President and Chief Financial Officer, to act as the Company’s Principal Financial Officer.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is contained in our definitive proxy statement for our 2024 annual meeting of stockholders to be filed by us within 120 days after the close of our fiscal year, or the 2023 Proxy Statement, under the captions “Proposal No. 1 Election of Directors,” “Other Matters-Delinquent Section 16(a) Reports,” “Other Matters-Standards of Conduct,” “Other Matters-Stockholder Proposals and Recommendations for Director” and “Corporate Governance” and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this Item 11 is contained under the captions “Corporate Governance,” “Compensation of Directors” and “Executive Officers” in the 2023 Proxy Statement to be filed by us within 120 days after the close of our fiscal year and is incorporated herein by reference.

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

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)Financial Statements and Financial Statement Schedules
●	Consolidated Financial Statements of the Company and the related notes are included under Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
●	Other financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the supplementary Consolidated Financial Statements or notes thereto.
(b)Exhibits

Exhibit No.	Description

2.01*

Asset Purchase Agreement, dated August 27, 2018, among the Company, Edwards Vacuum LLC, and for certain sections thereof, Atlas Copco AB (incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed on November 29, 2018).

2.02

Amendment No. 1, dated as of February 12, 2019, to Asset Purchase Agreement dated as of August 27, 2018, among the Company, Edwards Vacuum LLC, and for certain sections, Atlas Copco AB (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on February 13, 2019).

2.03*

Amendment No. 2, dated June 28, 2019, to Asset Purchase Agreement dated as of August 27, 2018, among the Company, Edwards Vacuum LLC, and for certain sections, Atlas Copco AB (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 5, 2019).

2.04*

Equity Interest Purchase Agreement, dated as of September 20, 2021, by and between the Company and Altar BidCo, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on September 21, 2021).

2.05

First Amendment to the Equity Interest Purchase Agreement, dated as of January 31, 2022, by and between the Company and Altar BidCo, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2022).

2.06*+

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

3.03	Amended and Restated Bylaws of the Company, effective as of August 7, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 10-Q filed on August 9, 2023).

4.01	Specimen Certificate for shares of the Company’s common stock (incorporated herein by reference to the Company’s Registration Statement on Form S-3 (Reg. No. 333-88320), filed on May 15, 2002).

4.02	Description of Securities.

10.01**	Form of Indemnification Agreement for directors and officers of the Company (incorporated herein by reference to Exhibit 10.02 of the Company’s Annual Report on Form 10-K, filed on November 17, 2017).

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

10.06**	Offer Letter, dated September 21, 2023, between the Company and Herman Cueto.

10.07**

Separation Agreement, effective as of August 18, 2023, by and between the Company and Vandana Siriam (incorporated herein by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2023).

10.08**	Form of Non-Competition Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2015).

10.09**	Form of Change in Control Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 9, 2015).

10.10**	2017 Employee Stock Purchase Plan (incorporated herein by reference to 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2017).

10.11**	2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 5, 2015).

10.12**	2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2021).

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

10.18**	Azenta, Inc. Amended and Restated Deferred Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K, filed on November 17, 2017).

10.19

Standard Commercial Lease (11 Elizabeth Drive, Chelmsford, Massachusetts), dated February 1, 2022, by and between Azenta, Inc. and Altar BidCo, Inc (incorporated herein by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K, filed on February 1, 2022).

10.20

Accelerated Stock Repurchase Transaction, dated November 23, 2022, between the Company and JPMorgan Chase Bank, National Association (incorporated herein by reference to Exhibit 10.01 to the Company's 8-K, filed on November 23, 2022).

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

101

The following material from the Company’s Annual Report on Form 10-K, for the year ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Stockholders’ Equity; and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded in the iXBRL document.

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

Date: November 20, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEPHEN S. SCHWARTZ	Director, President and Chief Executive Officer (Principal Executive Officer)	November 20, 2023
Stephen S. Schwartz

/S/ HERMAN CUETO	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 20, 2023
Herman Cueto

/S/ VIOLETTA A. HUGHES	Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 20, 2023
Violetta A. Hughes

/S/ FRANK E. CASAL	Director	November 20, 2023
Frank E. Casal

/S/ ROBYN C. DAVIS	Director	November 20, 2023
Robyn C. Davis

/S/ JOSEPH R. MARTIN	Director	November 20, 2023
Joseph R. Martin

/S/ ERICA J. MCLAUGHLIN	Director	November 20, 2023
Erica J. McLaughlin

/S/ TINA S. NOVA	Director	November 20, 2023
Tina S. Nova

/S/ KRISHNA G. PALEPU	Director	November 20, 2023
Krishna G. Palepu

/S/ DOROTHY PUHY	Director	November 20, 2023
Dorothy Puhy

/S/ MICHAEL ROSENBLATT	Director	November 20, 2023
Michael Rosenblatt

/S/ ELLEN M. ZANE	Director	November 20, 2023
Ellen M. Zane