Form 10-Q
period 2023-12-31
Azenta, Inc.
filed 2024-02-08
CIK 933974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, February 5, 2024: common stock, $0.01 par value, and 55,765,135 shares outstanding.

AZENTA, INC.

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section-27A of the Securities Act of 1933, as amended (the “Securities Act”); and Section-21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking, terminology as “expect,” “estimate,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “likely” or similar statements or variations of such terms. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, margins, costs, operating expenses, tax expenses, capital expenditures, earnings, profitability, product development, demand, acceptance and market share, competitiveness, market opportunities and performance, levels of research and development, the success of our marketing, sales and service efforts, outsourced activities, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customers’ success, our management’s plans and objectives for our current and future operations and business focus, our share repurchase authorization, litigation, our ability to retain, hire and integrate skilled personnel, our ability to identify and address increased cybersecurity risks, including as a result of employees continuing to work remotely, the anticipated growth prospects of our business, the expected benefits and other statements relating to our divestitures and acquisitions, the adequacy, effectiveness and success of our business transformation initiatives, our ability to continue to identify acquisition targets and successfully acquire and integrate desirable products and services and realize expected revenues and revenue synergies, our adoption of newly issued accounting guidance, the levels of customer spending, our dependence on key suppliers or vendors to obtain services for our business on acceptable terms, including the impact of supply chain disruptions, general economic conditions, the impact of inflation, and the sufficiency of financial resources to support future operations. Such statements are based on current expectations and involve risks, uncertainties, and other factors which may cause the actual results, our performance or our achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the risk factors which are set forth in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (the “2023 Annual Report on Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on November 21, 2023, as updated and/or supplemented in subsequent filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release revisions to these forward-looking statements, to reflect events or circumstances that occur after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence or effect of anticipated or unanticipated events. Precautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. Any additional precautionary statements made in our 2023 Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q.

Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to “we”, “us”, “our”, “the Company”, and other similar references refer to Azenta, Inc. and its consolidated subsidiaries.

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

INDUSTRY AND OTHER DATA

Unless otherwise indicated, information contained in this Quarterly Report on Form 10-Q concerning our industry and the markets in which we operate, including our general expectations, market position and market opportunity, is based on management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. We believe the information from these third-party publications, research, surveys and studies included in this Quarterly Report on Form 10-Q is reliable. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the 2023 Annual Report on Form 10-K and those described in this Quarterly Report on Form 10-Q under “Information Related to Forward-Looking Statements” above and Part II, Item 1A “Risk Factors” below. These and other factors could cause our future performance to differ materially from our assumptions and estimates.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AZENTA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	December 31,	September 30,
	2023	2023

Assets
Current assets
Cash and cash equivalents	$702,923	$678,910
Short-term marketable securities	281,212	338,873
Accounts receivable, net of allowance for expected credit losses ($7,465 and $8,057, respectively)	155,926	156,535
Inventories	127,184	128,198
Derivative asset	—	13,036
Short-term restricted cash	4,792	4,650
Prepaid expenses and other current assets	110,764	98,754
Total current assets	1,382,801	1,418,956
Property, plant and equipment, net	210,628	205,744
Long-term marketable securities	61,962	111,338
Long-term deferred tax assets	1,341	571
Goodwill	800,166	784,339
Intangible assets, net	290,229	294,301
Other assets	77,187	70,471
Total assets	$2,824,314	$2,885,720
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$40,237	$35,796
Deferred revenue	34,813	34,614
Accrued warranty and retrofit costs	10,047	10,223
Accrued compensation and benefits	33,368	33,911
Accrued customer deposits	23,432	17,707
Accrued VAT payable	24,033	20,595
Accrued income taxes payable	13,228	7,378
Accrued expenses and other current liabilities	56,462	50,704
Total current liabilities	235,620	210,928
Long-term tax reserves	369	380
Long-term deferred tax liabilities	65,865	67,301
Long-term operating lease liabilities	66,479	60,436
Other long-term liabilities	12,317	12,175
Total liabilities	380,650	351,220

Stockholders' equity
Preferred stock, $0.01 par value - 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value - 125,000,000 shares authorized, 69,180,281 shares issued and 55,718,412 shares outstanding at December 31, 2023, 71,294,247 shares issued and 57,832,378 shares outstanding at September 30, 2023	692	713
Additional paid-in capital	1,045,427	1,156,160
Accumulated other comprehensive loss	(26,784)	(62,426)
Treasury stock, at cost - 13,461,869 shares at December 31, 2023 and September 30, 2023	(200,956)	(200,956)
Retained earnings	1,625,285	1,641,009
Total stockholders' equity	2,443,664	2,534,500
Total liabilities and stockholders' equity	$2,824,314	$2,885,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended
	December 31,
	2023	2022
Revenue
Products	$53,393	$85,798
Services	100,924	92,568
Total revenue	154,317	178,366
Cost of revenue
Products	36,838	54,099
Services	55,967	50,402
Total cost of revenue	92,805	104,501
Gross profit	61,512	73,865
Operating expenses
Research and development	8,493	7,536
Selling, general and administrative	78,576	92,552
Restructuring charges	1,120	1,461
Total operating expenses	88,189	101,549
Operating loss	(26,677)	(27,685)
Other income
Interest income, net	10,081	10,665
Other, net	682	1,145
Loss before income taxes	(15,914)	(15,875)
Income tax benefit	(190)	(4,640)
Net loss	$(15,724)	$(11,235)

Basic net loss per share	$(0.28)	$(0.15)
Diluted net loss per share	$(0.28)	$(0.15)
Weighted average shares used in computing net loss per share:
Basic	56,709	72,543
Diluted	56,709	72,543

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(In thousands)

	Three Months Ended
	December 31,
	2023	2022
Net loss	$(15,724)	$(11,235)
Other comprehensive income (loss), net of tax
Net investment hedge currency translation adjustment, net of tax effects of $4,576 and $19,708 for the three months ended December 31, 2023 and 2022, respectively	(13,368)	(57,127)
Foreign currency translation adjustments	46,494	77,414
Changes in unrealized gains on marketable securities, net of tax effects of $864 and $537 for the three months ended December 31, 2023 and 2022, respectively	2,524	1,555
Actuarial loss in pension plans, net of tax effects of $2 and $0 for the three months ended December 31, 2023 and 2022, respectively	(8)	—
Total other comprehensive income, net of tax	35,642	21,842
Comprehensive income	$19,918	$10,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(15,724)	$(11,235)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,866	20,181
Stock-based compensation	3,202	2,105
Amortization and accretion on marketable securities	(704)	(3,104)
Deferred income taxes	(7,317)	(6,325)
Purchase accounting impact on inventory	—	2,869
Loss on disposals of property, plant and equipment	266	17
Changes in operating assets and liabilities:
Accounts receivable	2,830	(12,141)
Inventories	4,542	(5,923)
Accounts payable	3,457	4,952
Deferred revenue	(321)	(59)
Accrued warranty and retrofit costs	(554)	504
Accrued compensation and tax withholdings	(979)	(14,015)
Accrued restructuring costs	(90)	1,139
Other assets and liabilities	15,957	(5,985)
Net cash provided by (used in) operating activities	26,431	(27,020)
Cash flows from investing activities
Purchases of property, plant and equipment	(11,919)	(12,842)
Purchases of marketable securities	—	(166,374)
Sales and maturities of marketable securities	110,316	607,205
Acquisitions, net of cash acquired	—	(371,633)
Net cash provided by investing activities	98,397	56,356
Cash flows from financing activities
Payments of finance leases	(198)	(91)
Withholding tax payments on net share settlements on equity awards	(2)	(4,629)
Share repurchases	(112,953)	(500,000)
Net cash used in financing activities	(113,153)	(504,720)
Effects of exchange rate changes on cash and cash equivalents	12,501	49,941
Net increase (decrease) in cash, cash equivalents and restricted cash	24,176	(425,443)
Cash, cash equivalents and restricted cash, beginning of period	684,045	1,041,296
Cash, cash equivalents and restricted cash, end of period	$708,221	$615,854
Supplemental disclosures:
Cash paid for income taxes, net	2,599	7,291
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
	December 31,	September 30,
	2023	2023
Cash and cash equivalents of continuing operations	$702,923	$678,910
Short-term restricted cash	4,792	4,650
Long-term restricted cash included in other assets	506	485
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$708,221	$684,045

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(In thousands, except share data)

		Common		Accumulated
	Common	Stock at	Additional	Other
	Stock	Par	Paid-In	Comprehensive	Retained	Treasury	Total
	Shares	Value	Capital	Loss	Earnings	Stock	Equity

Balance September 30, 2023	71,294,247	$713	$1,156,160	$(62,426)	$1,641,009	$(200,956)	$2,534,500
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	144,894	2	(2)	—	—	—	—
Open market repurchases	(2,258,860)	—	—	—	—	(113,956)	(113,956)
Retirement of treasury shares	—	(23)	(113,933)	—	—	113,956	—
Stock-based compensation	—	—	3,202	—	—	—	3,202
Net loss	—	—	—	—	(15,724)	—	(15,724)
Net investment hedge currency translation adjustment, net of tax	—	—	—	(13,368)	—	—	(13,368)
Foreign currency translation adjustments	—	—	—	46,494	—	—	46,494
Changes in unrealized gains on marketable securities, net of tax	—	—	—	2,524	—	—	2,524
Actuarial loss on pension plans, net of tax	—	—	—	(8)	—	—	(8)
Balance December 31, 2023	69,180,281	$692	$1,045,427	$(26,784)	$1,625,285	$(200,956)	$2,443,664

Balance September 30, 2022	88,482,125	$885	$1,992,017	$(83,916)	$1,655,356	$(200,956)	$3,363,386
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	123,926	—	—	—	—	(4,629)	(4,629)
Accelerated share repurchase	(6,090,134)	—	—	—	—	(500,000)	(500,000)
Retirement of treasury shares	—	(61)	(504,568)	—	—	504,629	—
Stock-based compensation	—	—	2,105	—	—	—	2,105
Net loss	—	—	—	—	(11,235)	—	(11,235)
Net investment hedge currency translation adjustment, net of tax	—	—	—	(57,127)	—	—	(57,127)
Foreign currency translation adjustments	—	—	—	77,414	—	—	77,414
Changes in unrealized gains on marketable securities, net of tax	—	—	—	1,555	—	—	1,555
Other	—	—	—	—	(81)	—	(81)
Balance December 31, 2022	82,515,917	$824	$1,489,554	$(62,074)	$1,644,041	$(200,956)	$2,871,389

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

Organizational Structure

As previously announced, effective October 1, 2023, the Company realigned its organizational structure to three principal business segments: Sample Management Solutions (“SMS”), Multiomics, and B Medical Systems. The segment realignment had no impact on the Company’s consolidated financial position, results of operations, or cash flows. All segment information included in this Form 10-Q is reflective of this new structure and prior period information has been recast to conform to the Company’s current period presentation. Refer to Note 15 Segment and Geographic Information for further details on the nature of operations of these segments.

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

The accompanying year-end balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented.

Certain information and disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023 filed with the U.S. Securities and Exchange Commission (“SEC”) on November 21, 2023 (the “2023 Annual Report on Form 10-K”).

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

Foreign Currency Translation

Certain transactions of the Company and its subsidiaries are denominated in currencies other than their functional currency. Foreign currency exchange gains (losses) generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other income” in the Condensed Consolidated Statements of Operations. Net foreign currency transaction and remeasurement losses were $0.6 million and gains were $0.9 million for the three months ended December 31, 2023 and 2022, respectively.

Recently Issued Accounting Pronouncements

In October 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The ASU aligns the requirements in FASB’s Accounting Standards Codification with SEC regulations. The effective date for each amendment is the date on which the SEC removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or if the SEC does not remove the requirement by June 30, 2027, the amendment will not become effective for any entity. Early adoption is prohibited. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements or disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires the disclosure of incremental segment information on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the standard to determine the impact of adoption to its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU is intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This update is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. The Company is currently evaluating the standard to determine the impact of adoption to its consolidated financial statements and disclosures.

Other

For further information regarding the Company’s significant accounting policies, please refer to Note 2, Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2023 Annual Report on Form 10-K. There were no material changes to the Company’s critical accounting policies during the three months ended December 31, 2023.

3. Business Combinations

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

Acquisitions Completed in Fiscal Year 2023

Ziath, Ltd.

On February 2, 2023, the Company acquired Ziath, Ltd. and its subsidiaries (“Ziath”). Based in Cambridge, United Kingdom, Ziath is a leading provider of 2D barcode readers for life science applications. Founded in 2005, Ziath’s innovative 2D barcode readers are a key component of the laboratory automation workflow serving pharmaceutical, biotechnology and academic customers worldwide. Ziath is expected to enhance the Company’s offerings, which support the entire lifecycle of sample management from specimen collection to sample registration, storage and processing. The acquisition was completed at a purchase price of $16.0 million, net of cash acquired. The acquired business is included in the Sample Management Solutions segment.

The allocation of the consideration included $12.0 million of goodwill, $4.1 million of technology, $1.1 million of deferred tax liability, $0.6 million of customer relationships, $0.3 million of trademarks, and several other assets and liabilities. The weighted average life of completed technology is 10 years, customer relationships is 13 years, and trademarks is 13 years. The goodwill represents the Company’s ability to provide differentiated technology enabling high throughput scanning of varied formats of consumables. The goodwill is not expected to be deductible for income tax purposes.

The Company did not present pro forma financial information for its consolidated results of operations for the acquisition because such results are immaterial.

B Medical Systems S.á r.l.

On October 3, 2022, the Company acquired B Medical Systems S.á r.l. and its subsidiaries ("B Medical") for a purchase price of $432.2 million. B Medical is a market leader in temperature-controlled storage and transportation solutions that enables the delivery of life-saving treatments to more than 150 countries worldwide.

The consideration paid for B Medical was allocated to the assets acquired and liabilities assumed based on their fair values at the acquisitions date. The Company finalized purchase accounting for B Medical in the fourth quarter of fiscal year 2023 and there have been no adjustments to the purchase price allocation disclosed in Note 3, Business Combinations in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2023 Annual Report on Form 10-K.

In performing the purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, and historical financial performance and estimates of future performance of B Medical’s business. As part of the purchase price allocations, the Company determined the identifiable intangible assets were completed technology value, trademarks, customer relationships and backlog. The fair value of the intangible assets was estimated using the income approach, specifically the multi-period excess earnings method, and the cash flow projections were discounted using a rate of 13%. The cash flows were based on estimates used to price the transaction, and the discount rate applied was benchmarked to the implied rate of return from the transaction and the weighted average cost of capital. The weighted average life of completed technology is 10 years, customer relationships is 16 years, trademarks is five years and backlog is one year. The intangible assets acquired are amortized over their respective weighted average life using methods that approximate the pattern in which the economic benefits are expected to be realized. The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. The goodwill recorded in connection with the transaction largely reflects the potential expansion of the Company's cold chain capabilities by adding differentiated solutions for reliable and traceable transport of temperature-controlled specimens. The goodwill is not deductible for income tax purposes.

4. Marketable Securities

The Company had sales and maturities of marketable securities of $110.3 million and $607.2 million in the three months ended December 31, 2023 and 2022, respectively. There were immaterial and $0.3 million realized losses on the sale and maturities of marketable securities in the three months ended December 31, 2023 and 2022, respectively.

The following is a summary of the amortized cost and the fair value, including accrued interest receivable as well as unrealized gains (losses) on the short-term and long-term marketable securities as of December 31, 2023 and September 30, 2023 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
December 31, 2023:
U.S. Treasury securities and obligations of U.S. government agencies	$148,119	$(1,200)	$—	$146,919
Bank certificates of deposit	7,842	(94)	—	7,748
Corporate securities	190,696	(2,189)	—	188,507
	$346,657	$(3,483)	$—	$343,174
September 30, 2023:
U.S. Treasury securities and obligations of U.S. government agencies	$227,804	$(2,573)	$—	$225,231
Bank certificates of deposit	8,122	(170)	—	7,952
Corporate securities	221,155	(4,127)	—	217,028
	$457,081	$(6,870)	$—	$450,211

The fair values of the marketable securities by contractual maturities as of December 31, 2023 were as follows (in thousands):

	Amortized
	Cost	Fair Value
Due in one year or less	$283,849	$281,212
Due after one year through five years	59,486	58,640
Due after five years through ten years	—	—
Due after ten years	3,322	3,322
Total marketable securities	$346,657	$343,174

Expected maturities could differ from contractual maturities because the security issuers may have the right to prepay obligations without prepayment penalties.

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. The Company does not believe any unrealized losses represent impairments based on its evaluation of the available evidence.

5. Derivative Instruments

The Company has transactions and balances denominated in currencies other than the functional currency of the transacting entity. Most of these transactions carry foreign exchange risk in Germany, the United Kingdom and China. The Company enters into foreign exchange contracts to reduce its exposure to currency fluctuations. Net gains and losses related to foreign exchange contracts are recorded as a component of “Other income” in the Condensed Consolidated Statements of Operations and are as follows for the three months ended December 31, 2023 and 2022 (in thousands):

	Three Months Ended
	December 31,
	2023	2022
Realized losses on derivatives not designated as hedging instruments	$(1,239)	$(1,580)

The notional amounts of the Company’s derivative instruments as of December 31, 2023 and September 30, 2023 were as follows (in thousands):

		December 31,	September 30,
	Hedge Designation	2023	2023

Cross-currency swap	Net Investment Hedge	$436,360	$436,360
Foreign exchange contracts	Undesignated	65,703	184,800

The fair values of the foreign exchange contracts are recorded in the Condensed Consolidated Balance Sheets as “Prepaid expenses and other current assets” and “Accrued expenses and other current liabilities”. Foreign exchange contract assets and liabilities are measured and reported at fair value based on observable market inputs and classified within Level 2 of the fair value hierarchy described further in Note 2, Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2023 Annual Report on Form 10-K and in Note 12, Fair Value Measurements below due to a lack of an active market for these contracts.

Hedging Activities

On February 1, 2022, the Company entered into a cross-currency swap agreement to hedge the variability of exchange rate impacts between the U. S. dollar and the Euro. Under the terms of the cross-currency swap agreement, the Company notionally exchanged $1.0 billion for €915.0 million at a weighted average interest rate of 1.20%. The designated notional amount was $960.0 million, and the actual interest rate was 1.28%. The 1.28% rate was in the range of the market value for February 1, 2022 and was the true interest rate on the notional amount. The Company designated the cross-currency swap as a hedge of net investments against one of its Euro denominated subsidiaries requiring an exchange of the notional amounts at maturity. At the maturity of the cross currency-swap on February 1, 2023, the Company delivered a notional amount of €852.0 million and received a notional amount of $960.0 million at a Euro to U.S. dollar exchange rate of 1.13, which included a gain of $29.3 million.

On February 1, 2023, the Company entered into a cross-currency swap agreement to hedge the variability of exchange rate impacts between the U.S. dollar and the Euro. Under the terms of the cross-currency swap agreement, the Company notionally exchanged $436.0 million for €400.0 million at a weighted average interest rate of 1.66%. The Company designated the cross-currency swap as a hedge of net investments against one of its Euro denominated subsidiaries, which requires an exchange of the notional amounts at maturity on February 1, 2024. At the maturity of the cross currency-swap on February 1, 2024, the Company delivered a notional amount of €400 million and received a notional amount of $436.0 million at a Euro to U.S. dollar exchange rate of 1.09, which included a gain of $1.4 million.

On February 1, 2024, the Company entered into another cross-currency swap agreement to hedge the variability of exchange rate impacts between the U.S. dollar and the Euro. Under the terms of the cross-currency swap agreement, the Company notionally exchanged $76.0 million for €70.0 million at a weighted average interest rate of 1.44%. The Company designated the cross-currency swap as a hedge of net investments against one of its Euro denominated subsidiaries, which requires an exchange of the notional amounts at maturity on February 3, 2025.

The cross-currency swap is recorded as a component of “Accrued expenses and other current liabilities” as of December 31, 2023 and was recorded as a derivative asset as of September 30, 2023 in the Condensed Consolidated Balance Sheets.

The cross-currency swap is marked to market at each reporting period, representing the fair value of the cross-currency swap, any changes in fair value are recognized as a component of “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. The cross-currency swap is classified within Level 2 of the fair value hierarchy, described in Note 2, Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2023 Annual Report on Form 10-K and in Note 12, Fair Value Measurements below.

Interest earned on the cross-currency swap is recorded within “Interest income, net” in the Condensed Consolidated Statements of Operations. For the three months ended December 31, 2023 and 2022, the Company recorded interest income of $1.8 million and $3.1 million, respectively, on these instruments.

6. Goodwill and Intangible Assets

The Company conducts an impairment assessment annually, or more frequently if impairment indicators are present. Changes to the Company’s operating segments effective October 1, 2023 resulted in a change to the Company’s reporting units, which are aligned to the Company’s operating and reportable segments (as further described in Note 15 Segment and Geographic Information).

As a result of this segment realignment, the Company allocated goodwill to the reporting units existing under the new organizational structure on a relative fair value basis as of the first quarter of fiscal year 2024. The Company estimated the fair values of the affected businesses based upon the present value of their anticipated future cash flows. The Company’s determination of fair value involved judgment and the use of significant estimates and assumptions, as described in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2023 Annual Report on Form 10-K and in the “Critical Accounting Policies and Estimates” included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2023 Annual Report on Form 10-K.

In conjunction with the goodwill allocation described above, the Company tested its reporting units for potential impairment immediately before and after the segment realignment and concluded that the estimated fair value of each reporting unit exceeded its respective carrying value. As of October 1, 2023, the fair value of the B Medical Systems reporting unit exceeded its carrying value by approximately 5 percent. In the event the financial performance of any of the reporting units does not meet management’s expectations in the future, the Company experiences a prolonged macroeconomic or market downturn, or there are other negative revisions to key assumptions used in the Discounted Cash Flow (“DCF”) method used to value the reporting units, the Company may be required to perform additional impairment analyses with respect to such reporting unit and could be required to recognize an impairment charge.

The following table sets forth the changes in the carrying amount of goodwill by reportable segment since October 1, 2023 (in thousands). The Company has presented the October 1, 2023 balances to be consistent with the current segment structure.

	Sample Management Solutions	Multiomics	B Medical Systems	Total
Balance - October 1, 2023	$478,601	$196,760	$108,978	$784,339
Currency translation adjustments	10,925	—	4,902	15,827
Balance - December 31, 2023	$489,526	$196,760	$113,880	$800,166

The components of the Company’s identifiable intangible assets as of December 31, 2023 and September 30, 2023 are as follows (in thousands):

	December 31, 2023			September 30, 2023
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Patents	$1,226	$1,180	$46	$1,226	$1,175	$51
Completed technology	222,259	62,712	159,547	215,430	56,021	159,409
Trademarks and trade names	6,902	1,900	5,002	6,630	1,445	5,185
Non-competition agreements	681	588	93	681	568	113
Customer relationships	295,879	170,338	125,541	290,800	161,257	129,543
Other intangibles	907	907	—	869	869	—
Total	$527,854	$237,625	$290,229	$515,636	$221,335	$294,301

Amortization expense for intangible assets was $12.5 million and $11.5 million, respectively, for the three months ended December 31, 2023 and 2022.

Estimated future amortization expense for the intangible assets for the remainder of fiscal year 2024 and the subsequent five fiscal years is as follows (in thousands):

Remainder of fiscal year 2024	$38,369
2025	49,645
2026	46,244
2027	37,977
2028	31,446
2029	25,590

7. Restructuring

Cost Reduction Initiatives

In the second and third quarters of fiscal year 2023, the Company announced cost reduction initiatives to position itself to meet the needs of its customers and accelerate growth for the business. The majority of the restructuring expenses for the three months ended December 31, 2023 and 2022 are severance and related costs.

The Company’s restructuring reserve activity is summarized as follows (in thousands):

	Three Months Ended December 31,
	2023	2022
Balance at beginning of period	$1,011	$462
Provisions	1,120	1,461
Payments	(1,181)	(321)
Balance at end of period	$950	$1,602

8. Supplementary Balance Sheet Information

Inventories

The following is a summary of inventories at December 31, 2023 and September 30, 2023 (in thousands):

	December 31,	September 30,
	2023	2023

Raw materials and purchased parts	$57,984	$59,861
Work-in-process	12,460	11,400
Finished goods	56,740	56,937
Total inventories	$127,184	$128,198

Reserves related to write downs of inventory to net realizable value were $5.1 million and $5.0 million, respectively, at December 31, 2023 and September 30, 2023.

Warranty and Retrofit Costs

The following is a summary of product and warranty retrofit activity for the three months ended December 31, 2023 and 2022 (in thousands):

	Three Months Ended December 31,
	2023	2022

Balance at beginning of period	$10,223	$2,890
Adjustment for acquisitions	—	2,303
Accruals for warranties during the period	692	307
Costs incurred during the period	(868)	(321)
Balance at end of period	$10,047	$5,179

9. Stockholders’ Equity

On November 4, 2022, the Company’s Board of Directors approved an authorization to repurchase up to $1.5 billion of shares of the Company’s common stock from time to time through open market purchases or through privately negotiated transactions (including under an accelerated share repurchase (“ASR”) agreement), or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, legal requirements, and other factors. The repurchase authorization can be discontinued at any time.

As of October 1, 2023, $661.5 million of the share repurchase authorization remained. On November 13, 2023, the Company announced its intention to repurchase shares using all the remaining capacity available under the repurchase authorization during fiscal year 2024. All shares of common stock repurchased by the Company under the current authorization have been retired, accounted for as a reduction to stockholders’ equity in the Condensed Consolidated Balance Sheets and treated as a repurchase of common stock for purposes of calculating earnings per share as of the applicable settlement dates.

During the three months ended December 31, 2023, the Company repurchased 2.3 million shares of common stock for $112.9 million (excluding fees, commissions, and excise tax). The Company accrued $1.0 million for excise tax related to the share repurchases, which is considered an additional cost of the share repurchases and a reduction to stockholders’ equity in the Condensed Consolidated Balance Sheets.

Accumulated Other Comprehensive Income (Loss)

The following is a summary of the components of accumulated other comprehensive income (loss), net of tax for the three months ended December 31, 2023 and 2022 (in thousands):

		Unrealized
		Gains (Losses)
		on Available-
	Currency	for-Sale	Gains (Losses)	Pension
	Translation	Securities	on Derivative asset	Liability
	Adjustments	Net of tax	Net of tax	Adjustments	Total
Balance at September 30, 2022	$(165,694)	$(10,909)	$93,020	$(333)	$(83,916)
Other comprehensive income (loss) before reclassifications	77,414	1,555	(57,127)	—	21,842
Balance at December 31, 2022	$(88,280)	$(9,354)	$35,893	$(333)	$(62,074)

		Unrealized
		Gains (Losses)
		on Available-
	Currency	for-Sale	Gains (Losses)	Pension
	Translation	Securities	on Derivative asset	Liability
	Adjustments	Net of tax	Net of tax	Adjustments	Total
Balance at September 30, 2023	$(88,448)	$(5,135)	$31,487	$(330)	$(62,426)
Other comprehensive income (loss) before reclassifications	46,494	2,524	(13,368)	(35)	35,615
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	27	27
Balance at December 31, 2023	$(41,954)	$(2,611)	$18,119	$(338)	$(26,784)

Unrealized gains (losses) on available-for-sale marketable securities are reclassified from “Accumulated other comprehensive income (loss)” into results of operations at the time of the securities’ sale, as described in Note 2, Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2023 Annual Report on Form 10-K. Amounts reclassified from “Accumulated other comprehensive income (loss)” related to pension liability adjustments represent amortization of actuarial gains and losses.

10. Revenue from Contracts with Customers

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers in a manner that depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following is revenue by significant business line for the three months ended December 31, 2023 and 2022 (in thousands):

	Three months ended December 31,
	2023	2022
Significant Business Line
Multiomics	$62,720	$61,089
Core Products (1)	48,886	47,839
Sample & Repository Services	30,119	27,616
B Medical Systems	12,592	41,822
Total revenue	$154,317	$178,366

(1) Core Products are Automated Stores, Cryogenic Systems, Automated Sample Tube, and Consumables and Instruments.

Contract Balances

Accounts Receivable, Net. Accounts receivable represent rights to consideration in exchange for products or services that have been transferred by the Company, when payment is unconditional and only the passage of time is required before payment is due. The Company maintains an allowance for expected credit losses representing its best estimate of probable credit losses related to its existing accounts receivable. The Company determines the allowance for expected credit losses based on a number of factors, including an evaluation of customer credit worthiness, the age of the outstanding receivables, economic trends, historical experience, and other information through the payment periods.

Contract Assets. Contract assets represent rights to consideration in exchange for products or services that have been transferred by the Company and payment is conditional on something other than the passage of time. These amounts typically relate to contracts where the right to invoice the customer is not present until completion of the contract or the achievement of specified milestones and the value of the products or services transferred exceed this constraint. Contract assets are classified as current as they are expected to convert to cash within one year. Contract asset balances which are included within “Prepaid expenses and other current assets” in the Company’s Condensed Consolidated Balance Sheet, were $32.3 million and $24.2 million at December 31, 2023 and September 30, 2023, respectively.

Contract Liabilities. Contract liabilities represent the Company’s obligation to transfer products or services to a customer for which consideration has been received, or for which an amount of consideration is due from the customer. Contract assets and liabilities are reported on a net basis at the contract level, depending on the contract’s position at the end of each reporting period. Contract liabilities are included within “Deferred revenue” in the Condensed Consolidated Balance Sheet. Contract liabilities were $34.8 million and $34.6 million at December 31, 2023 and September 30, 2023, respectively. The Company recognized revenues of $22.0 million and $11.1 million in the three months ended December 31, 2023 and 2022, respectively, that were included in the contract liability balance at the beginning of each period.

Remaining Performance Obligations. Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year and for which fulfillment of the contract has started as of the end of the reporting period. The aggregate amount of transaction consideration allocated to remaining performance obligations as of December 31, 2023 was $70.5 million. The following table summarizes when the Company expects to recognize the remaining performance obligations as revenue; the Company will recognize revenue associated with these performance obligations as transfer of control occurs (in thousands):

	As of December 31, 2023
	Less than 1 Year	Greater than 1 Year	Total
Remaining performance obligations	$50,101	$20,354	$70,455

11. Stock-Based Compensation

In accordance with the 2020 Equity Incentive Plan, the Company may issue to eligible employees options to purchase shares of the Company’s common stock, restricted stock units and other equity incentives, which vest upon the satisfaction of a performance condition and/or a service condition. In addition, the Company issues common stock to participating employees pursuant to an employee stock purchase plan, and may issue common stock awards and deferred restricted stock units to members of its board of directors in accordance with its board of director compensation program.

2020 Equity Incentive Plan

The following table reflects the total stock-based compensation expense recorded during the three months ended December 31, 2023 and 2022 (in thousands):

	Three Months Ended December 31,
	2023	2022
Restricted stock units	$2,850	$1,759
Employee stock purchase plan	352	346
Total stock-based compensation expense	$3,202	$2,105

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the three months ended December 31, 2023:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding as of September 30, 2023	718,954	$67.40
Granted	587,848	$55.33
Vested	(144,394)	$69.23
Forfeited	(226,395)	$62.53
Outstanding as of December 31, 2023	936,013	$60.71

The fair value of restricted stock units vested during the three months ended December 31, 2023 and 2022 was $7.8 million and $7.0 million, respectively.

As of December 31, 2023, the future unrecognized stock-based compensation expense related to restricted stock units expected to vest is $31.6 million and is expected to be recognized over an estimated weighted average amortization period of 2.1 years.

Restricted stock units granted with performance goals may also have a required service period following the achievement of all or a portion of the performance goals. The following table reflects restricted stock units granted during the three months ended December 31, 2023 and 2022:

	Three Months Ended December 31,
	2023	2022
Time-based restricted stock units	199,316	225,139
Performance-based restricted stock units	388,532	260,741
Total units	587,848	485,880

Time-Based Restricted Stock Unit Grants

Restricted stock units granted with a required service period typically have three-year vesting schedules in which one-third of awards vest at each annual anniversary of grant date, subject to the award holders meeting service requirements.

Performance-Based Restricted Stock Unit Grants

Performance-based restricted stock units are earned based on the achievement of performance criteria established by the Human Resources and Compensation Committee and approved by the Board of Directors. The criteria for performance-based awards are weighted and have threshold, target, and maximum performance goals.

Performance-based restricted stock unit awards granted allow participants to earn 100% of restricted stock units if the Company’s performance meets or exceeds its target goal for each applicable financial metric, and up to a maximum of 200% if the Company’s performance for such metrics meets or exceeds the maximum or stretch goal. Performance below the minimum threshold for each financial metric results in award forfeiture. Performance goals are measured over a three-year period for each year’s restricted stock unit awards and at the end of the period to determine the number of restricted stock units earned, if any, by recipients who continue to meet the service requirement. Upon the third anniversary of each year’s restricted stock unit awards’ grant date, the Company’s Board of Directors approves the number of restricted stock units earned for participants who continue to meet the service requirements on the vest date.

In October 2023, the Company’s Board of Directors approved an amendment to the performance goals associated with the previously issued performance-based restricted stock units for all impacted employees, excluding members of the executive team. The performance goals, as amended, are more reflective of the current macro-economic environment and consideration toward employee retention in the competitive life sciences industry. Before the amendment, the original performance goals were not expected to be satisfied. Subsequent to the amendment, vesting became probable based on the forecasted achievement of the amended performance goals. The amendment of these restricted stock units is treated as a modification with the total compensation cost of $5.5 million recognized over the service period through November 2025. The Company recorded expense of $0.2 million for the three months ended December 31, 2023, related to the modified awards.

12. Fair Value Measurements

See Note 2, Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2023 Annual Report on Form 10-K for information on the fair value hierarchy and the level of inputs used by the Company in determining fair value.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured and recorded at fair value on a recurring basis in the Condensed Consolidated Balance Sheets as of December 31, 2023 and September 30, 2023 (in thousands):

	As of December 31, 2023
Description	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$557,641	$557,641	$—	$—
Available-for-sale securities	343,174	61,797	281,377	—
Foreign exchange contracts	77	—	77	—
Total assets	$900,892	$619,438	$281,454	$—
Liabilities:
Net investment hedge	$4,993	$—	$4,993	$—
Foreign exchange contracts	350	—	350	—
Total liabilities	$5,343	$—	$5,343	$—

	As of September 30, 2023
Description	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$525,952	$525,952	$—	$—
Available-for-sale securities	450,211	85,949	364,262	—
Foreign exchange contracts	44	—	44	—
Net investment hedge	13,036	—	13,036	—
Total assets	$989,243	$611,901	$377,342	$—
Liabilities:
Foreign exchange contracts	$421	$—	$421	$—
Total liabilities	$421	$—	$421	$—

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

Available-For-Sale Securities

Available-for-sale securities primarily consist of highly rated corporate debt securities, and U.S. government backed securities, which are classified as Level 1. Investments classified as Level 2 consist of debt securities that are valued using matrix pricing and benchmarking because they are not actively traded, and bank certificates of deposit. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.

Foreign Exchange Contracts & Net Investment Hedge

The Company’s foreign exchange contract assets and liabilities, and its net investment hedge assets are measured and reported at fair value using the market method valuation technique. The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers. These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions, so they are classified as Level 2.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months ended December 31, 2023 and 2022, the Company did not record any material fair value measurements for assets or liabilities on a nonrecurring basis.

13. Income Taxes

The Company recorded an income tax benefit of $0.2 million during the three months ended December 31, 2023. The tax benefit for the three months ended December 31, 2023 was primarily driven by the pre-tax loss from operations during the period. The pre-tax loss benefit is offset by a $0.5 million stock compensation shortfall expense for tax deductions that are lower than the associated book compensation expense and a $0.7 million expense related to a valuation allowance on beginning of year U.S. state deferred tax assets. Additionally, the tax benefit for the three months ended December 31, 2023 was reduced by $2.6 million due to a partial valuation allowance recorded against the current year U.S. federal and state deferred tax assets.

The Company’s tax rate on the loss from operations is lower than statutory rates because the Company is not providing a full tax benefit on U.S. losses due to a partial valuation allowance being recorded against U.S. federal and state deferred tax assets during the current year.

The Company recorded an income tax benefit of $4.6 million during the three months ended December 31, 2022. The tax benefit for the three months ended December 31, 2022 was primarily driven by a pre-tax loss from continuing operations and a $1.3 million deferred tax benefit resulting from the extension of a tax incentive in China.

The Company evaluates the realizability of its deferred tax assets by tax-paying component and assesses the need for a valuation allowance on an annual and a quarterly basis. The Company evaluates the profitability of each tax-paying component on a historical cumulative basis and a forward-looking basis in the course of performing this analysis.

The Company has generated U.S. pre-tax losses in recent years but has been in an overall deferred tax liability position where future taxable temporary differences were considered sufficient to offset future deductible temporary differences. During fiscal year 2024, the Company expects to generate a U.S. loss which will result in a partial valuation allowance against U.S. federal and state deferred tax assets. In addition to the U.S. federal and state partial valuation allowance being recorded against deferred tax assets through the estimated annual effective tax rate, the Company has also recorded $0.7 million of valuation allowances against U.S. state deferred tax assets which related to beginning of year.

The Company also maintains a valuation allowance against net deferred tax assets on certain foreign tax-paying components.

The Company has recorded net deferred tax assets in the amount of $0.9 million related to its outside basis difference in a German subsidiary as of December 31, 2023 as it is apparent that the outside basis difference will reverse within fiscal year 2024. The benefit includes $2.9 million related to deductible U.S. foreign exchange losses on the repatriation measured at the foreign exchange rate as of the balance sheet date. This benefit is offset by $2.0 million of state income taxes, net of federal benefit. During the first quarter of fiscal year 2024, the deferred tax asset decreased $5.2 million due to changes in foreign exchange rates. As a result, the impact was recorded against other comprehensive income.

The Company has not provided deferred income taxes on the outside basis difference of any other foreign subsidiary and maintains its general assertion of indefinite reinvestment regarding those subsidiaries and the remaining earnings of its German subsidiary as of December 31, 2023.

The Company maintains liabilities for unrecognized tax benefits. These liabilities involve judgment and estimation, and they are monitored based on the best information available. The Company recognizes interest related to unrecognized tax benefits as a component of the income tax provision or benefit. The Company recognized minimal interest expense related to its unrecognized tax benefits during the three months ended December 31, 2023.

The Company is subject to U.S. federal, state, local and foreign income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which it files.

In the normal course of business, the Company is subject to income tax audits in various global jurisdictions in which it operates. The years subject to examination vary for the United States and international jurisdictions, with the earliest tax year being 2017. Based on the outcome of these examinations or the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the Condensed Consolidated Balance Sheets. The Company currently anticipates that it is reasonably possible that the unrecognized tax benefits and accrued interest on those benefits will not be reduced in the next twelve months due to the statute of limitations expirations. These unrecognized tax benefits would impact the effective tax rate if recognized.

14. Net Loss per Share

The calculations of basic and diluted net loss per share and basic and diluted weighted average shares outstanding are as follows for the three months ended December 31, 2023 and 2022 (in thousands, except per share data):

	Three Months Ended
	December 31,
	2023	2022
Net loss	(15,724)	(11,235)

Weighted average common shares outstanding used in computing basic loss per share	56,709	72,543
Weighted average common shares outstanding used in computing diluted loss per share	56,709	72,543

Basic net loss per share	$(0.28)	$(0.15)

Diluted net loss per share	$(0.28)	$(0.15)

As a result of incurring a net loss from continuing operations for the three months ended December 31, 2023 and 2022, outstanding restricted stock units and shares issued by the Company under the employee stock purchase plan were excluded from the computation of diluted loss per share as their effect would be antidilutive to earnings per share for continuing operations based on the treasury stock method.

15. Segment and Geographic Information

Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and to assess performance. The Company’s Chief Executive Officer is the Company’s chief operating decision maker.

As previously announced, effective October 1, 2023, the Company realigned its organizational structure to three principal business segments to enhance its commercial strategy for accelerating growth and to enable additional profitability initiatives. These segments align with changes in how the Company’s chief operating decision maker manages the business, allocates resources, and assesses performance. The Company’s operating and reportable segments consist of the following:

●	Sample Management Solutions (“SMS”). Sample Management Solutions operates as a single business unit offering end-to-end sample management products and services, including: Sample & Repository Services and Core Products (Automated Stores, Cryogenic Systems, Automated Sample Tube, and Consumables and Instruments).
●	Multiomics. The Multiomics business resources operate under a single business unit that provides genomic and other sample analysis services, including gene sequencing and gene synthesis.
●	B Medical Systems. B Medical Systems business resources operate as a single business unit focused on the manufacturing and distribution of temperature-controlled storage and transportation solutions in international markets to governments, health institutions, and non-government organizations.

The segment realignment had no impact on the Company’s consolidated financial position, results of operations, or cash flows. All segment information is reflective of this new structure, and prior period information has been recast to conform to our current period presentation.

Management considers adjusted operating income, which excludes charges related to amortization of intangible assets, purchase accounting impact on inventory, restructuring charges, merger and acquisition costs and costs related to share repurchase, governance-related matters, and other unallocated corporate expenses, as the primary performance metric when evaluating the segments’ operations.

The following is the summary of the financial information for the Company’s reportable segments for the three months ended December 31, 2023 and 2022 (in thousands):

	Three Months Ended December 31,
	2023	2022
Revenue:
Sample Management Solutions	$79,005	$75,455
Multiomics	62,720	61,089
B Medical Systems	12,592	41,822
Total revenue	$154,317	$178,366

Adjusted operating (loss) income:
Sample Management Solutions	$(856)	$(2,998)
Multiomics	(3,451)	(3,265)
B Medical Systems	(4,409)	6,303
Segment adjusted operating (loss) income	(8,716)	40

Amortization of completed technology	5,627	4,168
Purchase accounting impact on inventory	—	2,869
Amortization of intangible assets other than completed technology	6,862	7,372
Restructuring charges	1,120	1,461
Merger and acquisition costs and costs related to share repurchase(1)	4,321	11,838
Other unallocated corporate expenses	31	17
Total operating loss	(26,677)	(27,685)
Interest income, net	10,081	10,665
Other, net	682	1,145
Loss before income taxes	$(15,914)	$(15,875)
(1) Includes expenses related to governance-related matters.

The Company has corrected the segment adjusted operating (loss) income for the three-month period ended December 31, 2022 as certain corporate expenses that are not part of the Company’s CODM’s review of operating segment performance were improperly included in the previously disclosed segment adjusted operating (loss) income. The previously disclosed amount of total segment adjusted operating (loss) income for the reportable segments was understated by $8.5 million. The total net loss before income taxes remained unchanged.

The following is the summary of the asset information for the Company’s reportable segments for the three months ended December 31, 2023 and 2022 (in thousands):

Assets:	December 31, 2023	September 30, 2023
Sample Management Solutions	$874,037	$675,708
Multiomics	490,898	534,437
B Medical Systems	376,613	511,640
Total assets	$1,741,548	$1,721,785

The following is a reconciliation of the segment assets to the corresponding amounts presented in the Condensed Consolidated Balance Sheets as of December 31, 2023 and September 30, 2023 (in thousands):

	December 31,	September 30,
	2023	2023
Segment assets	$1,741,548	$1,721,785
Cash and cash equivalents, restricted cash, and marketable securities	1,051,395	1,134,256
Deferred tax assets	1,341	571
Other assets	30,030	29,108
Total assets	$2,824,314	$2,885,720

Revenue from external customers is attributed to geographic areas based on locations in which the product is shipped. Net revenue by geographic area for the three months ended December 31, 2023 and 2022 are as follows (in thousands):

	Three Months Ended December 31,
	2023	2022
Geographic Location:
United States	$90,592	$87,717
Africa	7,511	17,210
China	14,898	13,408
United Kingdom	5,699	5,413
Rest of Europe	24,832	39,422
Asia Pacific/Other	10,785	15,196
Total revenue	$154,317	$178,366

The Company had no individual customer that accounted for 10% or more of its consolidated revenue or accounts receivable for the three months ended December 31, 2023. The Company had one individual customer that accounted for 10% or more of its consolidated revenue and accounts receivable for the three months ended December 31, 2022. This individual customer is a distributor shipping to end users in 17 countries. This customer accounted for 20% and 12% of revenue and accounts receivable, respectively, during and as of the three months ended December 31, 2022.

16. Commitments and Contingencies

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

In April 2023, the Company responded to and filed a counterclaim against Edwards for the 2023 Claim alleging breach of the definitive agreements by Edwards and seeking a declaratory judgment. During the third quarter of fiscal year 2023, the Company and Edwards entered into a settlement agreement related to the 2023 Claim to avoid the costs and uncertainties of potential litigation. Under the settlement agreement, the Company paid Edwards $0.8 million from one of the indemnification escrows established at closing of the sale in return for the release of the 2023 Claim and the release to the Company of any residual funds in this escrow.

The Company accrued a liability of $2.5 million for the 2020 Claim and 2023 Claim of which $0.8 million was paid during the third quarter of fiscal year 2023. The 2020 Claim remains outstanding and $1.7 million remains in the balance of the accrued liability as of December 31, 2023.

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

Tariff Matter

With the assistance of a third-party consultant, during the first quarter of fiscal year 2021, the Company initiated a review of the value of transactions it used for intercompany imports into the United States from its GENEWIZ business. As a result of this review and a new interpretation surrounding the valuation method used to calculate the estimated transaction value, the Company revised its estimate of the tariffs owed and paid $5.9 million to the U.S. customs authorities during fiscal year 2022, related to November 2021 and prior periods. The U.S. customs authorities are in process of reviewing the Company’s calculation of tariffs for these periods to determine if any further tariffs are owed by the Company. The Company is currently in process of revising its tariff calculation methodology to align with the new interpretation provided to it by U.S. customs authorities. The estimated amount owed to the U.S. customs authorities under this revised methodology is immaterial and has been accrued in the Condensed Consolidated Balance Sheets.

Purchase Commitments

As of December 31, 2023, the Company had non-cancellable commitments of $78.1 million, comprised of purchase orders for inventory of $58.2 million and information technology related commitments of $19.9 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended September 30, 2023 (the “2023 Annual Report on Form 10-K”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below and in the forward-looking statements. Factors that could cause or contribute to these differences include, without limitation, those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as well as those described in the 2023 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q under “Information Related to Forward-Looking Statements” and Part II, Item 1A “Risk Factors”. All dollar amounts in the below MD&A are presented in U.S. dollars, unless otherwise noted or the context otherwise provides.

Our MD&A is organized as follows:

●	Overview. This section provides a general description of our business and operating segments as well as a brief discussion and overall analysis of our business and financial performance, including key developments affecting us during the three months ended December 31, 2023 and 2022.
●	Critical Accounting Policies and Estimates. This section discusses accounting policies and estimates that require us to exercise subjective or complex judgments in their application. We believe these accounting policies and estimates are important to understanding the assumptions and judgments incorporated in our reported financial results.
●	Results of Operations. This section provides an analysis of our financial results for the three months ended December 31, 2023 compared to the three months ended December 31, 2022.
●	Liquidity and Capital Resources. This section provides an analysis of our liquidity and changes in cash flows as well as a discussion of contractual commitments.

OVERVIEW

We are a leading global provider of biological and chemical compound sample exploration and management solutions for the life sciences industry. We entered the life sciences market in 2011, leveraging our in-house precision automation and cryogenics capabilities that we were then applying in the semiconductor manufacturing market. This led us to develop solutions for automated ultra-cold storage. Since then, we have expanded our life sciences offerings through internal investments and through a series of acquisitions. We now support our customers from research and clinical development to commercialization with our sample management, automated storage, and genomic services expertise to help our customers bring impactful therapies to market faster. We understand the importance of sample integrity and offer a broad portfolio of products and services supporting customers at every stage of the life cycle of samples including procurement and sourcing, automated storage systems, genomic services and a multitude of sample consumables, informatics and data software, along with sample repository solutions. Our expertise, global footprint and leadership positions enable us to be a trusted global partner to pharmaceutical, biotechnology and life sciences research institutions. In total, we employ approximately 3,500 full-time employees, part-time employees and contingent workers worldwide as of December 31, 2023 and have sales in approximately 150 countries. We are headquartered in Burlington, Massachusetts and have operations in North America, Asia, and Europe.

Our portfolio includes product and service offerings developed by us internally, as well as through acquisitions, designed to provide comprehensive capabilities to our customers’, addressing their needs in sample exploration and management, automated storage, multiomics, and cold chain solutions. We continue to develop new product and service offerings and enhance existing and acquired offerings through the expertise of our research and development resources. We believe our acquisition, investment and integration approach has allowed us to accelerate internal development and significantly accelerate time to market for our life sciences solutions.

Segments

As previously announced, effective October 1, 2023, we realigned our organizational structure to three principal business segments: Sample Management Solutions (“SMS”), Multiomics, and B Medical Systems. The segment realignment had no impact on our consolidated financial position, results of operations, or cash flows. All segment information presented is reflective of this new structure and prior period information has been recast to conform to our current period presentation.

Within our Sample Management Solutions segment, we operate as a single business unit offering end-to-end sample management products and services, including: Sample Repository Solutions and Core Products (Automated Stores, Cryogenic Systems, Automated Sample Tube, and Consumables and Instruments). This portfolio provides customers with a high level of sample quality, security, availability, intelligence and integrity throughout the lifecycle of samples, providing customers with complete end-to-end “cold-chain of custody” capabilities. We also offer expert-level consultation services to our clients throughout their experimental design and implementation processes.

Within our Multiomics segment, our genomics services business advances research and development activities by providing gene sequencing, synthesis, editing and related services. We offer a comprehensive, global portfolio that we believe has both broad appeal in the life sciences industry and enables customers to select the best solution for their research and development challenges. This portfolio also offers unique solutions for key markets such as cell and gene therapy, antibody development and biomarker discovery by addressing genomic complexity and throughput challenges.

Within our B Medical Systems segment, we provide temperature-controlled storage and transportation solutions that complement our cold chain capabilities, adding differentiated solutions for reliable and traceable transport of temperature-sensitive specimens worldwide. We offer end-to-end cold chain of custody capabilities for vaccines, blood components, and laboratory specimens through our portfolio of cold chain transport solutions, plasma freezers, contact shock freezers, ultra-low freezers, and real-time sample monitoring and location tracking solutions.

Business and Financial Performance

Basis of Presentation

Our condensed consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

Financial Performance

Our performance for the three months ended December 31, 2023 and 2022 are as follows:

	Three Months Ended December 31,
In thousands	2023	2022
Revenue	$154,317	$178,366
Cost of revenue	92,805	104,501
Gross profit	61,512	73,865
Operating expenses
Research and development	8,493	7,536
Selling, general and administrative	78,576	92,552
Restructuring charges	1,120	1,461
Total operating expenses	88,189	101,549
Operating loss	(26,677)	(27,685)
Other income
Interest income, net	10,081	10,665
Other, net	682	1,145
Loss before income taxes	(15,914)	(15,875)
Income tax benefit	(190)	(4,640)
Net loss	$(15,724)	$(11,235)

Three months ended December 31, 2023 compared to three months ended December 31, 2022

Revenue decreased 13% for the three months ended December 31, 2023 compared to the corresponding period in the prior fiscal year, driven by a 70% decrease in revenue in the B Medical Systems segment due to the timing of orders, partially offset by an 8% combined increase in revenue in the Multiomics and Sample Management Solutions segments. Gross margin was 40% for the three months ended December 31, 2023 compared to 41% for the corresponding period in the prior fiscal year, primarily due to product mix in our B Medical Systems segment. Operating expenses decreased $13.4 million during the three months ended December 31, 2023 compared to the corresponding period in the prior fiscal year, driven by a $14.0 million decrease in selling, general and administrative expenses, primarily due to decreased bad debt expenses and commissions expenses, as well as decreased expenses related to the accelerated share repurchase agreement and governance-related costs. The savings from our cost reduction initiatives that commenced in fiscal year 2023 also contributed to the decrease in operating expenses. We generated a net loss of $15.7 million for the three months ended December 31, 2023 compared to a net loss of $11.2 million for the three months ended December 31, 2022, driven by a reduction in income tax benefit. The decrease in the income tax benefit for the three months ended December 31, 2023 compared to the corresponding period in the prior fiscal year, is due to tax reserves recorded against the current year deferred tax assets.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the interim condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and consider various other assumptions that are believed to be reasonable under the circumstances. We evaluate current and anticipated worldwide economic conditions, both in general and specifically in relation to the life sciences industry, that serve as a basis for making judgments about the carrying values of assets and liabilities that are not readily determinable based on information from other sources. Actual results may differ from these estimates under different assumptions or conditions that could have a material impact on our financial condition and results of operations.

The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are described in the Critical Accounting Policies Estimates included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2023 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies or estimates from those set forth in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Please refer to the commentary provided below for further discussion and analysis of the factors contributing to our results from operations for the three months ended December 31, 2023 compared to the three months ended December 31, 2022.

Non-GAAP Financial Measures

Non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. Management adjusts the GAAP results for the impact of amortization of intangible assets, restructuring charges, purchase price accounting adjustments, charges related to merger and acquisitions and share repurchases, and rebranding and transformation costs to provide investors better perspective on the results of operations which the Company believes is more comparable to the similar analysis provided by its peers. Management also excludes special charges and gains, such as impairment losses, gains and losses from the sale of assets, certain tax benefits and charges, as well as other gains and charges that are not representative of the normal operations of the business. Management strongly encourages investors to review our financial statements and publicly filed reports in their entirety and not rely on any single measure. A reconciliation of non-GAAP measures to the most nearly comparable GAAP measures is included under “Operating Income (Loss)” and “Gross Margin” below.

Revenue

Our revenue performance for the three months ended December 31, 2023 and 2022 is as follows:

	Three Months Ended December 31,
			% Change
In thousands, except percentages	2023	2022	2023 v. 2022
Sample Management Solutions	$79,005	$75,455	5%
Multiomics	62,720	61,089	3%
B Medical Systems	12,592	41,822	(70)%
Total revenue	$154,317	$178,366	(13)%

Three months ended December 31, 2023 compared to three months ended December 31, 2022

Revenue for the three months ended December 31, 2023 decreased 13% compared to the corresponding period in the prior fiscal year, driven by a 70% decrease in revenue in our B Medical Systems segment, partially offset by a 5% increase in revenue in our Sample Management Solutions segment and a 3% increase in revenue in our Multiomics segment.

Our B Medical Systems segment revenue for the three months ended December 31, 2023 decreased 70% compared to the prior fiscal year, primarily due to the timing of orders for cold chain equipment.

Our Sample Management Solutions segment revenue for the three months ended December 31, 2023 increased 5% compared to the prior fiscal year driven by broad based revenue growth across major business lines, led by large automated stores and sample repository solutions.

Our Multiomics segment revenue for the three months ended December 31, 2023 increased 3% compared to the prior fiscal year period primarily driven by revenue growth in Gene Synthesis and Next-Generation Sequencing services, partially offset by a decline in Sanger sequencing services.

Revenue generated outside the United States was $63.7 million, or 41% of total revenue, for the three months ended December 31, 2023 compared to $90.6 million, or 51% of total revenue, for the corresponding period in the prior fiscal year.

Operating Income (Loss)

Our operating income (loss) performance for the three months ended December 31, 2023 and 2022 is as follows:

	Three Months Ended December 31,
	Sample Management Solutions		Multiomics		B Medical Systems
In thousands, except percentages	2023	2022	2023	2022	2023	2022
Revenue:	$79,005	$75,455	$62,720	$61,089	$12,592	$41,822

Operating loss:
Operating loss	$(1,723)	$(3,476)	$(4,489)	$(4,481)	$(8,181)	$(454)
Amortization of completed technology	816	429	1,039	1,215	3,772	2,523
Purchase accounting impact on inventory	—	—	—	—	—	2,869
Amortization of other intangibles	51	48	—	—	—	1,365
Other adjustment	—	1	(1)	1	—	—
Total adjusted operating income (loss)	$(856)	$(2,998)	$(3,451)	$(3,265)	$(4,409)	$6,303
Operating margin	(2.2)%	(4.6)%	(7.2)%	(7.3)%	(65.0)%	(1.1)%
Adjusted operating margin	(1.1)%	(4.0)%	(5.5)%	(5.3)%	(35.0)%	15.1%

	Three Months Ended December 31,
	Segment		Corporate		Azenta Total
In thousands, except percentages	2023	2022	2023	2022	2023	2022
Revenue:	$154,317	$178,366	$—	$—	$154,317	$178,366

Operating loss:
Operating loss	$(14,393)	$(8,411)	$(12,284)	$(19,274)	$(26,677)	$(27,685)
Amortization of completed technology	5,627	4,167	—	—	5,627	4,168
Purchase accounting impact on inventory	—	2,869	—	—	—	2,869
Amortization of other intangibles	51	1,413	6,811	5,959	6,862	7,372
Rebranding and transformation costs	—	—	41	(65)	41	(65)
Restructuring charges	—	—	1,120	1,462	1,120	1,462
Merger and acquisition costs and costs related to share repurchase(1)	—	—	4,321	11,838	4,321	11,838
Other adjustment	(1)	2	—	—	(1)	—
Total adjusted operating income (loss)	$(8,716)	$40	$9	$(80)	$(8,707)	$(40)
Operating margin	(9.3)%	(4.7)%			(17.3)%	(15.5)%
Adjusted operating margin	(5.6)%	0.0%			(5.6)%	(0.0)%

(1) Includes expenses related to governance-related matters.

Three months ended December 31, 2023 compared to three months ended December 31, 2022

Operating loss for the Sample Management Solutions segment was $1.7 million for the three months ended December 31, 2023 compared to an operating loss of $3.5 million in the corresponding period in the prior fiscal year. The Sample Management Solutions segment operating margin was (2.2)%, an increase of 240 basis points for the three months ended December 31, 2023 compared to the corresponding period in the prior fiscal year. The increase is primarily driven by revenue growth across the segment’s major business lines and lower selling, general, and administrative expenses, partially offset by higher research and development expenses. Adjusted operating loss was $0.9 million for the three months ended December 31, 2023 compared to adjusted operating loss of $3.0 million in the corresponding period in the prior fiscal year. Adjusted operating margin was (1.1)%, an increase of 290 basis points for the three months ended December 31, 2023 compared to the corresponding period in the prior fiscal year. Adjusted operating loss and margin exclude the impact of amortization of intangible assets of $0.9 million and $0.5 million for the three months ended December 31, 2023 and 2022, respectively. Please refer to Note 15, Segment and Geographic Information in the notes to the unaudited condensed consolidated financial statements included in the section titled “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10 Q.

Operating loss for the Multiomics segment was $4.5 million for each of the three months ended December 31, 2023 and 2022. The Multiomics segment operating margin was (7.2)%, an increase of 10 basis points for the three months ended December 31, 2023 compared to the corresponding period in the prior fiscal year. Adjusted operating loss was $3.5 million for the three months ended December 31, 2023 compared to adjusted operating loss of $3.3 million in the corresponding period of the prior fiscal year. Adjusted operating margin was (5.5)%, a decrease of 20 basis points for the three months ended December 31, 2023 compared to the corresponding period in the prior fiscal year. Adjusted operating loss and margin exclude the impact of amortization related to completed technology of $1.0 million and $1.2 million for the three months ended December 31, 2023 and 2022, respectively. Please refer to Note 15, Segment and Geographic Information in the notes to the unaudited condensed consolidated financial statements included in the section titled “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10 Q.

Operating loss for the B Medical Systems segment was $8.2 million for the three months ended December 31, 2023 compared to an operating loss of $0.5 million in the corresponding period in the prior fiscal year. The B Medical Systems segment operating margin was (65.0)%, a decrease of 63.9 percentage points for the three months ended December 31, 2023 compared to the corresponding period in the prior fiscal year. The decrease is primarily driven by declines in revenue and gross margin, partially offset by lower selling, general, and administrative expenses, largely associated with lower commissions related to lower sales in the fiscal year 2024 period. Adjusted operating loss was $4.4 million for the three months ended December 31, 2023 compared to adjusted operating income of $6.3 million in the corresponding period in the prior fiscal year. Adjusted operating margin was (35.0)%, a decrease of 50.1 percentage points for the three months ended December 31, 2023 compared to the corresponding period in the prior fiscal year. Adjusted operating loss and margin exclude the impact of amortization related to completed technology of $3.8 million and $2.5 million for the three months ended December 31, 2023 and 2022, respectively. Adjusted operating loss and margin for the three months ended December 31, 2022 also exclude purchase accounting impact on inventory of $2.9 million and amortization of other intangibles of $1.4 million. Please refer to Note 15, Segment and Geographic Information in the notes to the unaudited condensed consolidated financial statements included in the section titled “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10 Q.

Gross Margin

Our gross margin performance for the three months ended December 31, 2023 and 2022 is as follows:

	Three Months Ended December 31,
	Sample Management Solutions		Multiomics		B Medical Systems		Azenta Total
In thousands, except percentages	2023	2022	2023	2022	2023	2022	2023	2022
Revenue	$79,005	$75,455	$62,720	$61,089	$12,592	$41,822	$154,317	$178,366

Gross profit	$33,272	$32,035	$28,471	$27,716	$(231)	$14,114	$61,512	$73,865
Adjustments:
Amortization of completed technology	816	429	1,039	1,215	3,772	2,523	5,627	4,167
Purchase accounting impact on inventory	—	—	—	—	—	2,869	—	2,869
Adjusted gross profit	$34,088	$32,465	$29,510	$28,931	$3,541	$19,506	$67,139	$80,902
Gross margin	42.1%	42.5%	45.4%	45.4%	(1.8)%	33.7%	39.9%	41.4%
Adjusted gross margin	43.1%	43.0%	47.1%	47.4%	28.1%	46.6%	43.5%	45.4%

Three months ended December 31, 2023 compared to three months ended December 31, 2022

The Sample Management Solutions segment gross margin was 42.1% for the three months ended December 31, 2023, a decrease of 40 basis points compared to the corresponding period in the prior fiscal year. Adjusted gross margin was 43.1% for the three months ended December 31, 2023, an increase of 10 basis points compared to the corresponding period in the prior fiscal year, driven by higher gross margin for the Core Products business, partially offset by lower gross margin for the Sample Repository Solutions business. Adjusted gross margin excludes the impact of amortization related to completed technology of $0.8 million and $0.4 million for the three months ended December 31, 2023 and 2022, respectively.

The Multiomics segment gross margin was 45.4% for both the three months ended December 31, 2023 and 2022. Adjusted gross margin was 47.1% for the three months ended December 31, 2023, a decrease of 30 basis points compared to the corresponding period in the prior fiscal year, primarily driven by pricing headwinds partially offset by labor productivity and direct material savings. Adjusted gross margin excludes the impact of amortization related to completed technology of $1.0 million and $1.2 million for the three months ended December 31, 2023 and 2022, respectively.

The B Medical Systems segment gross margin was (1.8)% for the three months ended December 31, 2023, a decrease of 35.5 percentage points compared to the corresponding period in the prior fiscal year. Adjusted gross margin was 28.1% for the three months ended December 31, 2023, a decrease of 18.5 percentage points compared to the corresponding period in the prior fiscal year, primarily due to product mix. Adjusted gross margin excludes the impact of amortization related to completed technology of $3.8 million and $2.5 million for the three months ended December 31, 2023 and 2022, respectively, and purchase accounting impact on inventory of $2.9 million for the three months ended December 31, 2022.

Research and Development Expenses

Our research and development expenses for the three months ended December 31, 2023 and 2022 are as follows:

	Three Months Ended December 31,
	2023		2022
	In thousands	% of Revenue	In thousands	% of Revenue
Sample Management Solutions	$4,387	5.6%	$3,486	4.6%
Multiomics	2,926	4.7%	3,053	5.0%
B Medical Systems	1,180	9.4%	997	2.4%
Total research and development expense	$8,493	5.5%	$7,536	4.2%

Research and development expenses for the three months ended December 31, 2023 increased $1.0 million compared to the three months ended December 31, 2022, primarily driven by increased product development expenses at the Sample Management Solutions segment.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended December 31, 2023 and 2022 are as follows:

	Three Months Ended December 31,
	2023		2022
	In thousands	% of Revenue	In thousands	% of Revenue
Sample Management Solutions	$30,609	38.7%	$32,016	42.4%
Multiomics	30,034	47.9%	29,136	47.7%
B Medical Systems	6,769	53.8%	13,572	32.5%
Corporate	11,164	7.2%	17,828	10.0%
Total selling, general and administrative expense	$78,576	50.9%	$92,552	51.9%

Total selling, general and administrative expenses decreased $14.0 million for the three months ended December 31, 2023 compared to the three months ended December 31, 2022, primarily due to decreased bad debt expenses and commissions expenses, as well as decreased expenses related to the accelerated share repurchase and governance-related costs. The savings from our cost reduction initiatives that commenced in fiscal year 2023 also contributed to the decrease for the three months ended December 31, 2023.

Restructuring Charges

Restructuring charges were $1.1 million for the three months ended December 31, 2023, a decrease of $0.3 million compared to the three months ended December 31, 2022. The majority of the restructuring expenses for the three months ended December 31, 2023 and 2022 are severance and related costs resulting from cost reduction initiatives that commenced in fiscal year 2023.

Non-Operating Income

Interest income, net – We recorded interest income of $10.1 million for the three months ended December 31, 2023 compared to $10.7 million recorded the three months ended December 31, 2022. The decrease in interest income is due to less investment in marketable securities during the three months ended December 31, 2023 compared to the corresponding period in the prior fiscal year. Please refer to Note 4, Marketable Securities and Note 5, Derivative Instruments in the notes to the unaudited condensed consolidated financial statements included in the section titled “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other, net – We recorded other income of $0.7 million for the three months ended December 31, 2023 compared to other income of $1.1 million for the three months ended December 31, 2022, primarily due to the foreign exchange gains and losses resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

Income Tax Benefit

We recorded an income tax benefit of $0.2 million during the three months ended December 31, 2023, which was primarily driven by the pre-tax loss from operations. The pre-tax loss benefit is offset by a $0.5 million stock compensation shortfall expense for tax deductions that are lower than the associated book compensation expense and a $0.7 million expense related to a valuation allowance on beginning of year deferred tax assets. Additionally, the tax benefit for the three months ended December 31, 2023 was reduced by $2.6 million of tax reserves recorded against the current year deferred tax assets.

We recorded an income tax benefit of $4.6 million during the three months ended December 31, 2022. The benefit was primarily driven by the pre-tax loss from operations and a $1.3 million deferred tax benefit resulting from the extension of a tax incentive in China.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2023, we had cash and cash equivalents of $702.9 million and stockholders’ equity of $2.4 billion. We believe that our current cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least one year from the date of this Quarterly Report on Form 10-Q and for the foreseeable future. The current global economic environment makes it difficult for us to predict longer-term liquidity requirements with sufficient certainty. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available to us on acceptable terms or otherwise, we may be unable to successfully develop or enhance products and services, respond to competitive pressures, or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business, financial condition and operating results.

Cash Flows and Liquidity

The discussion of our cash flows and liquidity that follows is stated on a total company consolidated basis and excludes the impact of discontinued operations.

Our cash and cash equivalents, restricted cash and marketable securities as of December 31, 2023 and September 30, 2023 were as follows:

In thousands	December 31, 2023	September 30, 2023
Cash and cash equivalents	$702,923	$678,910
Restricted cash	5,298	5,135
Short-term marketable securities	281,212	338,873
Long-term marketable securities	61,962	111,338
	$1,051,395	$1,134,256

As of December 31, 2023, we had $593.7 million of cash, cash equivalents and restricted cash held outside of the United States. If these funds are needed for U.S. operations, we would need to repatriate these funds. As a result of changes in U.S. tax legislation, any repatriation in the future would likely not result in U.S. federal income tax.  Our marketable securities are generally readily convertible to cash without a material adverse impact.

Our cash flows for the three months ended December 31, 2023 and 2022 were as follows:

	Three Months Ended December 31,
In thousands	2023	2022
Net cash provided by (used in) operating activities	$26,431	$(27,020)
Net cash provided by investing activities	98,397	56,356
Net cash used in financing activities	(113,153)	(504,720)
Effects of exchange rate changes on cash and cash equivalents	12,501	49,941
Net increase (decrease) in cash, cash equivalents and restricted cash	$24,176	$(425,443)

Cash inflows from operating activities for the three months ended December 31, 2023 were $26.4 million, primarily due to improved accounts receivable collections and inventory management, and increased customer prepayments. Investing inflows of $98.4 million include $110.3 million of sales and maturities of marketable securities, offset by $11.9 million for purchases of property plant and equipment. Financing activities for the three months ended December 31, 2023 include $113.0 million of outflows related to our share repurchase program described below.

As of December 31, 2023, we had no outstanding debt on our balance sheet.

Capital Resources

Share Repurchase Program

On November 4, 2022, our Board of Directors terminated the existing share repurchase authorization and approved a new authorization to repurchase up to $1.5 billion of our common stock (the “2022 Repurchase Authorization”). Repurchases under the 2022 Repurchase Authorization may be made in the open market or through privately negotiated transactions (including under an accelerated share repurchase (“ASR”) agreement), or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act, subject to market and business conditions, legal requirements, and other factors. We are not obligated to acquire any specific amount of common stock under the 2022 Repurchase Authorization, and share repurchases may commence or be suspended at any time at management’s discretion.

On November 13, 2023, we announced our intention to repurchase shares using all the remaining capacity available under the 2022 Repurchase Authorization during fiscal year 2024, subject to market and business conditions, legal requirements, and other factors.

As of December 31, 2023, we had repurchased 19.7 million shares of common stock for $951.4 million (excluding fees, commissions, and excise tax) under the 2022 Repurchase Authorization and $548.6 million of the 2022 Repurchase Authorization remained. All shares of common stock repurchased by the Company under the 2022 Repurchase Authorization have been retired, accounted for as a reduction to stockholders’ equity in the Condensed Consolidated Balance Sheets and treated as a repurchase of common stock for purposes of calculating earnings per share as of the applicable settlement dates.

See Note 9, Stockholders’ Equity in the notes to the unaudited condensed consolidated financial statements included in the section titled "Financial Statements" in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about the 2022 Repurchase Authorization.

Contractual Obligations and Requirements

At December 31, 2023, we had non-cancellable commitments of $78.1 million, comprised primarily of purchase orders for inventory of $58.2 million, and information technology related commitments of $19.9 million.

Off-Balance Sheet Arrangements

As of December 31, 2023, we had no obligations, assets or liabilities which would be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, restricted cash and short-term and long-term investments and fluctuations in foreign currency exchange rates.

Interest Rate Exposure

Our cash and cash equivalents and restricted cash consist principally of money market securities which are short-term in nature. At December 31, 2023, our aggregate short-term and long-term investments were $343.2 million, consisting mostly of highly rated corporate debt securities and U.S. government backed securities. At December 31, 2023, the unrealized loss position on marketable securities was $3.5 million which is included in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. A hypothetical 100 basis point change in interest rates would result in a $2.7 million change in interest income earned during the three months ended December 31, 2023.

Currency Rate Exposure

We have transactions and balances denominated in currencies other than the functional currency of the transacting entity. Most of these transactions carrying foreign exchange risk are in Germany, the United Kingdom, and China. Sales in currencies other than the U.S. dollar were approximately 27% and 24% of our total sales, respectively, during the three months ended December 31, 2023 and 2022. These sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.

In the normal course of our business, we have liquid assets denominated in non-functional currencies which include cash, short-term advances between our legal entities and accounts receivable which are subject to foreign currency exposure. Such balances were $69.2 million and $157.8 million, respectively, at December 31, 2023 and September 30, 2023, and primarily relate to the Euro, British Pound, and the Chinese Yuan. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to mitigate our exposures to currency movement. We incurred foreign currency losses of $0.6 million and gains of $0.9 million during the three months ended December 31, 2023 and 2022, respectively, which related to the currency fluctuation on these balances between the time the transaction occurred and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates as of December 31, 2023 would result in an approximate change of $0.3 million in our net income during the three months ended December 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2023, pursuant to Rule 13a-15 under the Exchange Act, we performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are operating and effective as of December 31, 2023.

Change in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under the section titled. “Risk Factors” in Part I, Item 1A of the 2023 Annual Report on Form 10-K. There have been no material changes from the risk factors disclosed in the 2023 Annual Report on Form 10-K. We may disclose changes to risk factors or additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information about repurchases of our common stock during the three months ended December 31, 2023:

Period of Repurchase	Repurchase authorization	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share- excluding fees, commissions, and excise tax ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (1)	Approximate Dollar Value of Shares That May Yet Be Purchased (in millions) ($) (1)
October 1 - 31, 2023	Open market repurchase	1,461,943	$49.91	18,916,954	$589
November 1 - 30, 2023	Open market repurchase	796,917	$50.14	19,713,871	$549
December 1 - 31, 2023	Open market repurchase	-	-	19,713,871	$549
Total		2,258,860	$49.99

(1)	See Note 9, Stockholders’ Equity in the notes to the unaudited condensed consolidated financial statements included in the section titled "Financial Statements" in Part I, Item 1 of this Quarterly Report on Form 10-Q and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Share Repurchase Program” in Part I, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding repurchases of our common stock.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2023, the following directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company took the following actions regarding trading arrangements with respect to our securities:

On December 7, 2023, Jason W. Joseph, our Senior Vice President, General Counsel and Secretary, adopted a Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K) for the period commencing three months from such date and ending on August 30, 2024 for the sale of up to 30,000 shares of common stock of the Company.

Item 6. Exhibits

The following exhibits are included herein:

Exhibit No.	Description

10.1*	Transition Letter Agreement dated December 4, 2023 between the Company and Lindon G. Robertson.

10.2*	Separation Agreement dated January 2, 2024 between the Company and David C. Gray.

31.01	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended December 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets; (ii) the unaudited Condensed Consolidated Statements of Operations; (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income; (iv) the unaudited Condensed Consolidated Statements of Cash Flows; (v) the unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity; and (vi) the Notes to the unaudited Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded in the iXBRL document.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101). *Management contract, compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AZENTA, INC.

Date: February 8, 2024	/s/ Herman Cueto
Herman Cueto
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 8, 2024	/s/ Violetta A. Hughes
Violetta A. Hughes
Vice President and Chief Accounting Officer
(Principal Accounting Officer)