Form 10-Q
period 2024-03-31
Azenta, Inc.
filed 2024-05-09
CIK 933974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, May 6, 2024: common stock, $0.01 par value, and 53,918,934 shares outstanding.

AZENTA, INC.

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section-27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section-21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking, terminology as “expect,” “estimate,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “likely” or similar statements or variations of such terms. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, margins, costs, operating expenses, tax expenses, capital expenditures, earnings, profitability, product development, demand, acceptance and market share, competitiveness, market opportunities and performance, levels of research and development, the success of our marketing, sales and service efforts, outsourced activities, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customers’ success, our management’s plans and objectives for our current and future operations and business focus, our share repurchase authorization, litigation, our ability to retain, hire and integrate skilled personnel, our ability to identify and address increased cybersecurity risks, including as a result of employees continuing to work remotely, the anticipated growth prospects of our business, the expected benefits and other statements relating to our divestitures and acquisitions, the adequacy, effectiveness and success of our business transformation initiatives, our ability to continue to identify acquisition targets and successfully acquire and integrate desirable products and services and realize expected revenues and revenue synergies, our adoption of newly issued accounting guidance, the levels of customer spending, our dependence on key suppliers or vendors to obtain services for our business on acceptable terms, including the impact of supply chain disruptions, general economic conditions, the impact of inflation, and the sufficiency of financial resources to support future operations. Such statements are based on current expectations and involve risks, uncertainties, and other factors which may cause the actual results, our performance or our achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the risk factors which are set forth in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (the “2023 Annual Report on Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on November 21, 2023, as updated and/or supplemented in subsequent filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q and are based on information and reasonably known to us at such time. We do not undertake any obligation to release revisions to these forward-looking statements, to reflect events or circumstances that occur after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence or effect of anticipated or unanticipated events. Precautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. Any additional precautionary statements made in our 2023 Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AZENTA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	March 31,	September 30,
	2024	2023

Assets
Current assets
Cash and cash equivalents	$353,491	$678,910
Short-term marketable securities	468,220	338,873
Accounts receivable, net of allowance for expected credit losses ($6,844 and $8,057, respectively)	154,668	156,535
Inventories	122,351	128,198
Derivative asset	350	13,036
Short-term restricted cash	3,089	4,650
Prepaid expenses and other current assets	87,897	98,754
Total current assets	1,190,066	1,418,956
Property, plant and equipment, net	200,905	205,744
Long-term marketable securities	143,018	111,338
Long-term deferred tax assets	925	571
Operating lease right-of-use assets	69,662	66,580
Goodwill	681,140	784,339
Intangible assets, net	267,626	294,301
Other assets	10,155	3,891
Total assets	$2,563,497	$2,885,720
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$37,319	$35,796
Deferred revenue	38,323	34,614
Accrued warranty and retrofit costs	9,745	10,223
Accrued compensation and benefits	27,985	33,911
Accrued customer deposits	21,772	17,707
Accrued income taxes payable	10,706	7,378
Short-term operating lease liability	10,802	9,499
Accrued expenses and other current liabilities	46,347	61,800
Total current liabilities	202,999	210,928
Long-term tax reserves	377	380
Long-term deferred tax liabilities	62,267	67,301
Long-term operating lease liabilities	63,374	60,436
Other long-term liabilities	11,609	12,175
Total liabilities	340,626	351,220

Stockholders' equity
Preferred stock, $0.01 par value - 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value - 125,000,000 shares authorized, 68,464,925 shares issued and 54,614,041 shares outstanding at March 31, 2024, 71,294,247 shares issued and 57,832,378 shares outstanding at September 30, 2023	681	713
Additional paid-in capital	999,333	1,156,160
Accumulated other comprehensive loss	(41,728)	(62,426)
Treasury stock, at cost - 13,850,884 shares at March 31, 2024 and 13,461,869 shares at September 30, 2023	(223,820)	(200,956)
Retained earnings	1,488,405	1,641,009
Total stockholders' equity	2,222,871	2,534,500
Total liabilities and stockholders' equity	$2,563,497	$2,885,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Revenue
Products	$59,017	$51,917	$112,410	$137,715
Services	100,117	96,484	201,041	189,052
Total revenue	159,134	148,401	313,451	326,767
Cost of revenue
Products	41,658	40,009	78,496	94,108
Services	54,091	55,156	110,058	105,558
Total cost of revenue	95,749	95,165	188,554	199,666
Gross profit	63,385	53,236	124,897	127,101
Operating expenses
Research and development	8,707	8,520	17,200	16,056
Selling, general and administrative	78,314	73,339	156,890	165,891
Impairment of goodwill and intangible assets	115,975	—	115,975	—
Contingent consideration - fair value adjustments	—	(17,145)	—	(17,145)
Restructuring charges	7,344	1,499	8,464	2,961
Total operating expenses	210,340	66,213	298,529	167,763
Operating loss	(146,955)	(12,977)	(173,632)	(40,662)
Other income
Interest income, net	9,565	10,394	19,646	21,059
Other income (expense), net	250	(2,668)	932	(1,523)
Loss before income taxes	(137,140)	(5,251)	(153,054)	(21,126)
Income tax benefit	(260)	(3,260)	(450)	(7,900)
Loss from continuing operations	(136,880)	(1,991)	(152,604)	(13,226)
Loss from discontinued operations, net of tax	—	(2,936)	—	(2,936)
Net loss	$(136,880)	$(4,927)	$(152,604)	$(16,162)
Basic net loss per share:
Loss from continuing operations	$(2.47)	$(0.03)	$(2.72)	$(0.19)
Loss from discontinued operations, net of tax	—	(0.04)	—	(0.04)
Basic net loss per share	$(2.47)	$(0.07)	$(2.72)	$(0.23)
Diluted net loss per share:
Loss from continuing operations	$(2.47)	$(0.03)	$(2.72)	$(0.19)
Loss from discontinued operations, net of tax	—	(0.04)	—	(0.04)
Diluted net loss per share	$(2.47)	$(0.07)	$(2.72)	$(0.23)
Weighted average shares used in computing net loss per share:
Basic	55,440	69,111	56,078	70,858
Diluted	55,440	69,111	56,078	70,858

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net loss	$(136,880)	$(4,927)	$(152,604)	$(16,162)
Other comprehensive income (loss), net of tax
Net investment hedge currency translation adjustment, net of tax effects of $(1,739) and $2,837 for the three and six months ended March 31, 2024, respectively, and ($4,531) and ($24,239) for the three and six months ended March 31, 2023, respectively	5,080	(13,133)	(8,288)	(70,260)
Foreign currency translation adjustments	(20,769)	33,850	25,725	111,264
Changes in unrealized gains on marketable securities, net of tax effects of $(257) and $607 for the three and six months ended March 31, 2024, respectively, and $858 and $1,395 for the three and six months ended March 31, 2023, respectively	752	2,487	3,276	4,042
Actuarial (loss) in pension plans, net of tax effects of $(3) and $(1) during the three and six months ended March 31, 2024, respectively, and $0 during each of the three and six months ended March 31, 2023	(7)	—	(15)	—
Total other comprehensive income (loss), net of tax	(14,944)	23,204	20,698	45,046
Comprehensive income (loss)	$(151,824)	$18,277	$(131,906)	$28,884

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(152,604)	$(16,162)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	44,214	42,140
Impairment of goodwill and intangible assets	115,975	—
Non-cash write-offs of assets	6,966	—
Stock-based compensation	8,804	6,096
Contingent consideration adjustment	—	(17,145)
Amortization and accretion on marketable securities	(2,084)	(5,284)
Deferred income taxes	(9,456)	(20,843)
Purchase accounting impact on inventory	—	5,781
Loss on disposals of property, plant and equipment	260	31
Changes in operating assets and liabilities:
Accounts receivable	2,922	23,925
Inventories	7,975	(11,504)
Accounts payable	936	(5,677)
Deferred revenue	3,379	3,625
Accrued warranty and retrofit costs	(714)	622
Accrued compensation and tax withholdings	(6,153)	(21,797)
Accrued restructuring costs	1,454	820
Other assets and liabilities	12,913	(23,798)
Net cash provided by (used in) operating activities	34,787	(39,170)
Cash flows from investing activities
Purchases of property, plant and equipment	(18,746)	(21,705)
Purchases of marketable securities	(345,447)	(233,584)
Sales and maturities of marketable securities	190,504	728,171
Net investment hedge settlement	1,476	29,313
Acquisitions, net of cash acquired	—	(387,665)
Net cash provided by (used in) investing activities	(172,213)	114,530
Cash flows from financing activities
Payments of finance leases	(386)	(230)
Withholding tax payments on net share settlements on equity awards	—	(4,906)
Share repurchases	(186,834)	(500,000)
Net cash used in financing activities	(187,220)	(505,136)
Effects of exchange rate changes on cash and cash equivalents	4,721	60,355
Net decrease in cash, cash equivalents and restricted cash	(319,925)	(369,421)
Cash, cash equivalents and restricted cash, beginning of period	684,045	1,041,296
Cash, cash equivalents and restricted cash, end of period	$364,120	$671,875
Supplemental disclosures:
Cash paid for income taxes, net	5,008	35,286
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
	March 31,	September 30,
	2024	2023
Cash and cash equivalents of continuing operations	$353,491	$678,910
Short-term restricted cash	3,089	4,650
Long-term restricted cash included in other assets	7,540	485
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$364,120	$684,045

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(In thousands, except share data)

		Common		Accumulated
	Common	Stock at	Additional	Other
	Stock	Par	Paid-In	Comprehensive	Retained	Treasury	Total
	Shares	Value	Capital	Loss	Earnings	Stock	Equity

Balance December 31, 2023	69,180,281	$692	$1,045,427	$(26,784)	$1,625,285	$(200,956)	$2,443,664
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	73,053	1	(1)	—	—	—	—
Open market repurchases	(1,177,424)	(12)	—	—	—	(74,559)	(74,571)
Retirement of treasury shares	—	—	(51,695)	—	—	51,695	—
Stock-based compensation	—	—	5,602	—	—	—	5,602
Net loss	—	—	—	—	(136,880)	—	(136,880)
Net investment hedge currency translation adjustment, net of tax	—	—	—	5,080	—	—	5,080
Foreign currency translation adjustments	—	—	—	(20,769)	—	—	(20,769)
Changes in unrealized gains on marketable securities, net of tax	—	—	—	752	—	—	752
Actuarial loss on pension plans, net of tax	—	—	—	(7)	—	—	(7)
Balance March 31, 2024	68,075,910	$681	$999,333	$(41,728)	$1,488,405	$(223,820)	$2,222,871

Balance December 31, 2022	82,515,917	$824	$1,489,554	$(62,074)	$1,644,041	$(200,956)	$2,871,389
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	86,785	—	1,573	—	—	—	1,573
Retirement of treasury shares	—	2	—	—	—	—	2
Stock-based compensation	—	—	3,991	—	—	—	3,991
Net loss	—	—	—	—	(4,927)	—	(4,927)
Net investment hedge currency translation adjustment, net of tax	—	—	—	(13,133)	—	—	(13,133)
Foreign currency translation adjustments	—	—	—	33,850	—	—	33,850
Changes in unrealized gains on marketable securities, net of tax	—	—	—	2,487	—	—	2,487
Other	—	—	—	—	(5)	—	(5)
Balance March 31, 2023	82,602,702	$826	$1,495,118	$(38,870)	$1,639,109	$(200,956)	$2,895,227

Balance September 30, 2023	71,294,247	$713	$1,156,160	$(62,426)	$1,641,009	$(200,956)	$2,534,500
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	217,947	3	(3)	—	—	—	—
Open market repurchases	(3,436,284)	(12)	—	—	—	(188,515)	(188,527)
Retirement of treasury shares	—	(23)	(165,628)	—	—	165,651	—
Stock-based compensation	—	—	8,804	—	—	—	8,804
Net loss	—	—	—	—	(152,604)	—	(152,604)
Net investment hedge currency translation adjustment, net of tax	—	—	—	(8,288)	—	—	(8,288)
Foreign currency translation adjustments	—	—	—	25,725	—	—	25,725
Changes in unrealized gains on marketable securities, net of tax	—	—	—	3,276	—	—	3,276
Other	—	—	—	(15)	—	—	(15)
Balance March 31, 2024	68,075,910	$681	$999,333	$(41,728)	$1,488,405	$(223,820)	$2,222,871

Balance September 30, 2022	88,482,125	$885	$1,992,017	$(83,916)	$1,655,356	$(200,956)	$3,363,386
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	210,711	—	1,573	—	—	(4,629)	(3,056)
Accelerated share repurchase	(6,090,134)	—	—	—	—	(500,000)	(500,000)
Retirement of treasury shares	—	(59)	(504,568)	—	—	504,629	2
Stock-based compensation	—	—	6,096	—	—	—	6,096
Net loss	—	—	—	—	(16,162)	—	(16,162)
Net investment hedge currency translation adjustment, net of tax	—	—	—	(70,260)	—	—	(70,260)
Foreign currency translation adjustments	—	—	—	111,264	—	—	111,264
Changes in unrealized gains on marketable securities, net of tax	—	—	—	4,042	—	—	4,042
Other	—	—	—	—	(85)	—	(85)
Balance March 31, 2023	82,602,702	$826	$1,495,118	$(38,870)	$1,639,109	$(200,956)	$2,895,227

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

Organizational Structure

Effective October 1, 2023, the Company realigned its organizational structure to three principal business segments: Sample Management Solutions (“SMS”), Multiomics, and B Medical Systems. The segment realignment had no impact on the Company’s consolidated financial position, results of operations, or cash flows. All segment information included in this Form 10-Q is reflective of this new structure and prior period information has been recast to conform to the Company’s current period presentation. Refer to Note 15, Segment and Geographic Information below for further details on the nature of operations of these segments.

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

Foreign Currency Translation

Certain transactions of the Company and its subsidiaries are denominated in currencies other than their functional currency. Foreign currency exchange gains (losses) generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other income” in the Condensed Consolidated Statements of Operations. Net foreign currency transaction and remeasurement losses were $0.4 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively. Net foreign currency transaction and remeasurement losses were $0.9 million and $0.8 million during the six months ended March 31, 2024 and 2023, respectively.

Recently Issued Accounting Pronouncements

In October 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The ASU aligns the requirements in FASB’s Accounting Standards Codification (“ASC”) with SEC regulations. The effective date for each amendment is the date on which the SEC removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or if the SEC does not remove the requirement by June 30, 2027, the amendment will not become effective for any entity. Early adoption is prohibited. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements or disclosures.

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

In March 2024, the FASB issued ASU 2024-02, Codification Improvements-Amendments to Remove References to the Concepts Statements. The ASU contains amendments to the ASC that remove references to various FASB Concepts Statements. This update is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements or disclosures.

In March 2024, the SEC issued final rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. Effective fiscal year 2026, the Company is required to disclose climate-related risks that are reasonably likely to have a material impact on the Company’s business strategy, results of operations, or financial condition. Additionally, the Company will be required to disclose the effects of severe weather events and other natural conditions within the notes to the financial statements, subject to certain materiality thresholds. Effective fiscal year 2027, required disclosures will also include disclosure of material direct greenhouse gas emissions from operations owned or controlled (Scope 1) and material indirect greenhouse gas emissions from purchased energy consumed in owned or controlled operations (Scope 2). In April 2024, the SEC issued an order voluntarily staying the effectiveness of the new rules pending the completion of judicial review of certain legal challenges to their validity. The Company is currently evaluating the impact of these rules assuming adoption as well as monitoring the status of the related litigation and the SEC’s stay.

In 2021, the Organization of Economic Cooperation and Development (“OECD”) introduced its Pillar II Framework Model Rules (“Pillar 2”), which are designed to impose a 15% global minimum tax on the earnings of in-scope multinational corporations on a country-by-country basis. Certain aspects of Pillar 2 took effect on January 1, 2024 while other aspects go into effect on January 1, 2025. The Company is evaluating the potential impact of Pillar 2 on its business, as the countries in which it operates are enacting legislation implementing Pillar 2.

Other

For further information regarding the Company’s significant accounting policies, please refer to Note 2, Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2023 Annual Report on Form 10-K. There were no material changes to the Company’s critical accounting policies during the six months ended March 31, 2024.

3. Business Combinations

The Company recorded the assets acquired and liabilities assumed related to the following acquisitions at their fair values as of the acquisition date, from a market participant’s perspective. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed on the acquisition date, its estimates and assumptions are subject to refinement. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. The measurement period to finalize the fair values is within one year after the respective acquisition date.

Acquisitions Completed in Fiscal Year 2023

Ziath, Ltd.

On February 2, 2023, the Company acquired Ziath, Ltd. and its subsidiaries (“Ziath”). Based in Cambridge, United Kingdom, Ziath is a leading provider of 2D barcode readers for life science applications. Founded in 2005, Ziath’s innovative 2D barcode readers are a key component of the laboratory automation workflow serving pharmaceutical, biotechnology and academic customers worldwide. Ziath is expected to enhance the Company’s offerings, which support the entire lifecycle of sample management from specimen collection to sample registration, storage and processing. The acquisition was completed at a purchase price of $16.0 million, net of cash acquired. The acquired business is included in the SMS segment.

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

In performing the purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, and historical financial performance and estimates of future performance of B Medical’s business. As part of the purchase price allocations, the Company determined the identifiable intangible assets were completed technology value, trademarks, customer relationships and backlog. The fair value of the intangible assets was estimated using the income approach, specifically the multi-period excess earnings method, and the cash flow projections were discounted using a rate of 13%. The cash flows were based on estimates used to price the transaction, and the discount rate applied was benchmarked to the implied rate of return from the transaction and the weighted average cost of capital. The weighted average life of completed technology is 10 years, customer relationships is 16 years, trademarks is five years and backlog is one year. The intangible assets acquired are amortized over their respective weighted average life using methods that approximate the pattern in which the economic benefits are expected to be realized. The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. The goodwill recorded in connection with the transaction was largely based on the potential expansion of the Company's cold chain capabilities by adding differentiated solutions for reliable and traceable transport of temperature-controlled specimens. The goodwill is not deductible for income tax purposes.

The acquired intangible assets and goodwill are subject to review for impairment if indicators of impairment develop and otherwise at least annually. See Note 6, Goodwill and Intangible Assets below for information about the impairment of this goodwill in the quarter ended March 31, 2024.

4. Marketable Securities

The Company had sales and maturities of marketable securities of $80.2 million and $121.0 million in the three months ended March 31, 2024 and 2023, respectively. The Company had sales and maturities of marketable securities of $190.5 million and $728.2 million in the six months ended March 31, 2024 and 2023, respectively. There were insignificant realized gains or losses in each of the three and six months ended March 31, 2024 and 2023 on the sale and maturity of marketable securities.

The following is a summary of the amortized cost and the fair value, including accrued interest receivable as well as unrealized gains (losses) on the short-term and long-term marketable securities as of March 31, 2024 and September 30, 2023 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
March 31, 2024:
U.S. Treasury securities and obligations of U.S. government agencies	$433,188	$(902)	$8	$432,294
Bank certificates of deposit	7,870	(68)	—	7,802
Corporate securities	171,648	(1,515)	3	170,136
Municipal securities	1,006	—	—	1,006
	$613,712	$(2,485)	$11	$611,238
September 30, 2023:
U.S. Treasury securities and obligations of U.S. government agencies	$227,804	$(2,573)	$—	$225,231
Bank certificates of deposit	8,122	(170)	—	7,952
Corporate securities	221,155	(4,127)	—	217,028
	$457,081	$(6,870)	$—	$450,211

The fair values of the marketable securities by contractual maturities as of March 31, 2024 were as follows (in thousands):

	Amortized
	Cost	Fair Value
Due in one year or less	$470,012	$468,220
Due after one year through five years	140,222	139,540
Due after five years through ten years	—	—
Due after ten years	3,478	3,478
Total marketable securities	$613,712	$611,238

Expected maturities could differ from contractual maturities because the security issuers may have the right to prepay obligations without prepayment penalties.

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. The Company does not believe any unrealized losses represent impairments based on its evaluation of the available evidence.

5. Derivative Instruments

The Company has transactions and balances denominated in currencies other than the functional currency of the transacting entity. Most of these transactions carry foreign exchange risk in Germany, the United Kingdom and China. The Company enters into foreign exchange contracts to reduce its exposure to currency fluctuations. Net gains and losses related to foreign exchange contracts are recorded as a component of “Other income” in the Condensed Consolidated Statements of Operations and are as follows for the three and six months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Realized losses on derivatives not designated as hedging instruments	$(548)	$(533)	$(1,787)	$(2,112)

The notional amounts of the Company’s derivative instruments as of March 31, 2024 and September 30, 2023 were as follows (in thousands):

		March 31,	September 30,
	Hedge Designation	2024	2023

Cross-currency swap	Net Investment Hedge	$75,978	$436,360
Foreign exchange contracts	Undesignated	73,415	184,800

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

The cross-currency swaps were recorded as a derivative asset as of March 31, 2024 and September 30, 2023 in the Condensed Consolidated Balance Sheets.

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

Interest earned on the cross-currency swap is recorded within “Interest income, net” in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2024 and 2023, the Company recorded interest income of $1.3 million and $2.2 million, respectively, on these instruments. For the six months ended March 31, 2024 and 2023, the Company recorded interest income of $3.1 million and $5.3 million, respectively, on these instruments.

6. Goodwill and Intangible Assets

The Company conducts an impairment assessment annually, or more frequently if impairment indicators are present. Changes to the Company’s operating segments effective October 1, 2023 resulted in a change to the Company’s reporting units, which are aligned to the Company’s operating and reportable segments (as further described in Note 15, Segment and Geographic Information below).

As a result of this segment realignment, the Company allocated goodwill to the reporting units existing under the new organizational structure on a relative fair value basis as of October 1, 2023. The Company estimated the fair values of the affected businesses based upon the present value of their anticipated future cash flows. The Company’s determination of fair value involved judgment and the use of significant estimates and assumptions, as described in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2023 Annual Report on Form 10-K and in the “Critical Accounting

Policies and Estimates” included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2023 Annual Report on Form 10-K.

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

During the second quarter of fiscal year 2024, as part of the Company’s routine long-term planning process, the Company assessed several events and circumstances that could affect the significant inputs used to determine the fair value of its reporting units, including updates to forecasted cash flows, the impact of the Company’s planned transformation initiatives and the overall change in the economic climate since its last impairment assessment in October 2023. The Company concluded it was more likely than not the fair value of the Company’s B Medical Systems segment was less than its carrying amount resulting from the reduction in the Company’s anticipated revenue growth rates for the current and subsequent years as compared to prior projections. As a result, the Company completed a quantitative goodwill impairment test for its reporting units in accordance with ASC 350, Intangibles – Goodwill (“ASC 350”) as of March 31, 2024.

For the quantitative goodwill impairment analyses performed, the Company compared the estimated fair values of each of its reporting units to their respective carrying amounts. The estimated fair values of each of the reporting units were derived using the income approach, specifically the Discounted Cash Flow (“DCF”) method. The DCF models used in the analysis reflected the Company’s assumptions regarding revenue growth rates, projected gross profit margins, risk-adjusted discount rates, terminal period growth rates, economic and market trends, and other expectations about the anticipated operating results of its reporting units. As part of the goodwill impairment test, the Company also considered its market capitalization and guideline public companies in assessing the reasonableness of the combined fair values estimated for its reporting units. Goodwill impairment is measured as the excess of a reporting unit's carrying amount over its estimated fair value, not to exceed the carrying amount of goodwill for that reporting unit.

The results of the Company’s quantitative goodwill impairment analyses as of March 31, 2024 indicated an impairment of goodwill within its B Medical Systems reporting unit resulting in a non-cash impairment charge of $111.3 million recorded within "Impairment of goodwill and intangible assets" in its Condensed Consolidated Statements of Operations during the three months ended March 31, 2024. The Company concluded that there was no impairment to goodwill for the SMS and Multiomics reporting units as of March 31, 2024 or April 1, 2024 (the date of the Company’s annual goodwill test).

In the event the financial performance of any of the reporting units does not meet management’s expectations in the future, the Company experiences a prolonged macroeconomic downturn, or there are other negative revisions to key assumptions used in the DCF method used to value the reporting units, the Company may be required to perform additional impairment analyses with respect to such reporting units and could be required to recognize additional impairment charges.

The following table sets forth the changes in the carrying amount of goodwill by reportable segment since October 1, 2023 (in thousands). The Company has presented the October 1, 2023 balances to be consistent with the current segment structure.

	Sample Management Solutions	Multiomics	B Medical Systems	Total
Balance - October 1, 2023	$478,601	$196,760	$108,978	$784,339
Impairment	—	—	(111,317)	(111,317)
Currency translation adjustments	5,779	—	2,339	8,118
Balance - March 31, 2024	$484,380	$196,760	$—	$681,140

Accumulated goodwill impairments, March 31, 2024	$—	$—	$(111,317)	$(111,317)

As of March 31, 2024, prior to performing the quantitative goodwill impairment analyses, the Company performed a recoverability test of B Medical Systems long-lived assets in accordance with ASC 360-10-15, Impairment or Disposal of Long-Lived Assets. The Company concluded no impairment of the B Medical Systems long-lived asset group existed as of March 31, 2024. The Company’s assessment was based on its estimates and assumptions, similar to those described above related to goodwill, a number of which are based on external factors and the exercise of management judgment.

The components of the Company’s identifiable intangible assets as of March 31, 2024 and September 30, 2023 are as follows (in thousands):

	March 31, 2024			September 30, 2023
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Patents	$1,226	$1,185	$41	$1,226	$1,175	$51
Completed technology	225,235	74,969	150,266	215,430	56,021	159,409
Trademarks and trade names	6,763	2,250	4,513	6,630	1,445	5,185
Non-competition agreements	—	—	—	681	568	113
Customer relationships	285,116	172,310	112,806	290,800	161,257	129,543
Other intangibles	887	887	—	869	869	—
Total	$519,227	$251,601	$267,626	$515,636	$221,335	$294,301

Amortization expense for intangible assets was $13.0 million and $12.4 million, respectively, for the three months ended March 31, 2024 and 2023. Amortization expense for intangible assets was $25.5 million and $24.0 million, respectively, for the six months ended March 31, 2024 and 2023.

During the second quarter of fiscal year 2024, the Company discontinued its sample sourcing product offering (a product line within the SMS segment). As a result, the Company recorded a $4.7 million impairment of intangible assets related to the sample sourcing business which is included in "Impairment of goodwill and intangible assets" in the Company’s Condensed Consolidated Statements of Operations in the three months ended March 31, 2024.

Estimated future amortization expense for the intangible assets for the remainder of fiscal year 2024 and the subsequent five fiscal years is as follows (in thousands):

Remainder of fiscal year 2024	$25,632
2025	48,883
2026	44,424
2027	36,368
2028	30,051
2029	24,386

7. Restructuring

2024 Restructuring Plan

In the second quarter of fiscal year 2024, the Company launched initiatives designed to optimize resources for future growth and improve efficiency across its organization. The focus of the initiatives is to improve the Company’s profitability, which includes facilities consolidation, portfolio optimization, and organization structure simplification. The Company expects to complete the activities included in these initiatives by the end of fiscal year 2026. As of May 9, 2024, the date of issuance of the financial statements for the quarterly period ended March 31, 2024, the Company has not identified restructuring actions related to these initiatives that will result in additional material charges. The Company expects to identify additional actions related to these initiatives in future periods which will be recorded when specified criteria are met, such as communication of benefit arrangements or when the costs have been incurred.

The majority of the restructuring expenses associated with the initiatives described above for the three months ended March 31, 2024 are severance and related costs, operating lease related right-of-use (“ROU”) asset abandonment, and fixed assets and other asset write-offs. Of the total restructuring expenses in the three months ended March 31, 2024, $4.6 million is related to B Medical Systems segment; $1.6 million is related to SMS segment; $1.1 million is the Company’s headquarters operating lease related ROU asset abandonment and corporate related severance costs.

2023 Cost Savings Plans

In the second and third quarters of fiscal year 2023, the Company announced cost savings plans designed to position the Company to meet the needs of its customers and accelerate growth of the business.

The restructuring expenses associated with the 2023 cost savings plans for the three and six months ended March 31, 2023 are severance and related costs.

The following table sets forth restructuring charges recognized for the three and six months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Severance and related costs	$2,111	$1,499	$3,231	$2,961
Property, plant and equipment and other asset write-offs	3,663	—	3,663	—
ROU asset abandonment	901	—	901	—
Other	669	—	669	—
Total restructuring charges	$7,344	$1,499	$8,464	$2,961

The following table sets forth the activity in the severance and related costs accruals for the six months ended March 31, 2024 and 2023 (in thousands):

	Six Months Ended March 31,
	2024	2023
Balance at beginning of period	$1,011	$462
Provisions	3,231	2,961
Payments	(1,760)	(2,139)
Balance at end of period	$2,482	$1,284

8. Supplementary Balance Sheet Information

Inventories

The following is a summary of inventories at March 31, 2024 and September 30, 2023 (in thousands):

	March 31,	September 30,
	2024	2023

Raw materials and purchased parts	$57,101	$59,861
Work-in-process	10,908	11,400
Finished goods	54,342	56,937
Total inventories	$122,351	$128,198

Reserves related to write downs of inventory to net realizable value were $4.7 million and $5.0 million, respectively, at March 31, 2024 and September 30, 2023.

Warranty and Retrofit Costs

The following is a summary of product and warranty retrofit activity for the six months ended March 31, 2024 and 2023 (in thousands):

	Six Months Ended March 31,
	2024	2023

Balance at beginning of period	$10,223	$2,890
Adjustment for acquisitions	—	2,303
Accruals for warranties during the period	645	1,529
Costs incurred during the period	(1,123)	(1,342)
Balance at end of period	$9,745	$5,380

9. Stockholders’ Equity

Share Repurchases

During the three months ended March 31, 2024, the Company repurchased 1.2 million shares of common stock for $73.9 million (excluding fees, commissions, and excise tax) pursuant to the 2022 share repurchase authorization. During the six months ended March 31, 2024, the Company repurchased 3.5 million shares of common stock for $186.8 million (excluding fees, commissions, and excise tax) pursuant to the 2022 share repurchase authorization. As of March 31, 2024, the Company accrued $1.7 million for excise tax related to share repurchases, which is considered an additional cost of the share repurchases and a reduction to stockholders’ equity in the Condensed Consolidated Balance Sheets.

Accumulated Other Comprehensive Income (Loss)

The following is a summary of the components of accumulated other comprehensive income (loss), net of tax for the six months ended March 31, 2024 and 2023 (in thousands):

		Unrealized
		Gains (Losses)
		on Available-		Pension
	Currency	for-Sale	Gains (Losses)	Liability
	Translation	Securities	on Derivative asset	Adjustments
	Adjustments	Net of tax	Net of tax	Net of tax	Total
Balance at September 30, 2022	$(165,694)	$(10,909)	$93,020	$(333)	$(83,916)
Other comprehensive income (loss) before reclassifications	111,264	4,042	(70,260)	—	45,046
Balance at March 31, 2023	$(54,430)	$(6,867)	$22,760	$(333)	$(38,870)

		Unrealized
		Gains (Losses)
		on Available-		Pension
	Currency	for-Sale	Gains (Losses)	Liability
	Translation	Securities	on Derivative asset	Adjustments
	Adjustments	Net of tax	Net of tax	Net of tax	Total
Balance at September 30, 2023	$(88,448)	$(5,135)	$31,487	$(330)	$(62,426)
Other comprehensive income (loss) before reclassifications	25,725	3,276	(8,288)	(61)	20,652
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	46	46
Balance at March 31, 2024	$(62,723)	$(1,859)	$23,199	$(345)	$(41,728)

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

10. Revenue from Contracts with Customers

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers in a manner that depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following is revenue by significant business line for the three and six months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Significant Business Line
Multiomics	$62,218	$62,236	$124,938	$123,326
Core Products (1)	44,844	43,738	93,730	91,576
Sample Repository Solutions	29,293	27,305	59,412	54,921
B Medical Systems	22,779	15,122	35,371	56,944
Total revenue	$159,134	$148,401	$313,451	$326,767

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

Contract Assets. Contract assets represent rights to consideration in exchange for products or services that have been transferred by the Company and payment is conditional on something other than the passage of time. These amounts typically relate to contracts where the right to invoice the customer is not present until completion of the contract or the achievement of specified milestones and the value of the products or services transferred exceed this constraint. Contract assets are classified as current as they are expected to convert to cash within one year. Contract asset balances which are included within “Prepaid expenses and other current assets” in the Company’s Condensed Consolidated Balance Sheet, were $33.3 million and $24.2 million at March 31, 2024 and September 30, 2023, respectively.

Contract Liabilities. Contract liabilities represent the Company’s obligation to transfer products or services to a customer for which consideration has been received, or for which an amount of consideration is due from the customer. Contract assets and liabilities are reported on a net basis at the contract level, depending on the contract’s position at the end of each reporting period. Contract liabilities are included within “Deferred revenue” in the Condensed Consolidated Balance Sheet. Contract liabilities were $38.3 million and $34.6 million at March 31, 2024 and September 30, 2023, respectively. The Company recognized revenues of $20.1 million and $22.4 million in the six months ended March 31, 2024 and 2023, respectively, that were included in the contract liability balance at the beginning of each period.

Remaining Performance Obligations. Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year and for which fulfillment of the contract has started as of the end of the reporting period. The aggregate amount of transaction consideration allocated to remaining performance obligations as of March 31, 2024 was $122.1 million. The following table summarizes when the Company expects to recognize the remaining performance obligations as revenue; the Company will recognize revenue associated with these performance obligations as transfer of control occurs (in thousands):

	As of March 31, 2024
	Less than 1 Year	Greater than 1 Year	Total
Remaining performance obligations	$94,719	$27,379	$122,098

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

2020 Equity Incentive Plan

The following table reflects the total stock-based compensation expense recorded during the three and six months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Restricted stock units	$5,284	$3,634	$8,134	$5,393
Employee stock purchase plan	318	356	670	703
Total stock-based compensation expense	$5,602	$3,990	$8,804	$6,096

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the six months ended March 31, 2024:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding as of September 30, 2023	718,954	$67.40
Granted	608,706	$55.69
Vested	(174,868)	$68.95
Forfeited	(298,806)	$63.75
Outstanding as of March 31, 2024	853,986	$60.01

The fair value of restricted stock units vested during the three and six months ended March 31, 2024 was $2.0 million and $9.8 million, respectively. The fair value of restricted stock units vested during the three and six months ended March 31, 2023 was $2.6 million and $9.6 million, respectively.

As of March 31, 2024, the future unrecognized stock-based compensation expense related to restricted stock units expected to vest is $27.2 million and is expected to be recognized over an estimated weighted average amortization period of 1.9 years.

Restricted stock units granted with performance goals may also have a required service period following the achievement of all or a portion of the performance goals. The following table reflects restricted stock units granted during the six months ended March 31, 2024 and 2023:

	Six Months Ended March 31,
	2024	2023
Time-based restricted stock units	220,174	356,410
Performance-based restricted stock units	388,532	215,701
Total units	608,706	572,111

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

Performance-based restricted stock unit awards granted allow participants to earn 100% of restricted stock units if the Company’s performance meets or exceeds its target goal for each applicable financial metric, and up to a maximum of 200% if the Company’s performance for such metrics meets or exceeds the maximum or stretch goal. Performance below the minimum threshold for each financial metric results in award forfeiture. Performance goals are measured over a three-year period for each year’s restricted stock unit awards and at the end of the period to determine the number of restricted stock units earned, if any, by recipients who continue to meet the service requirement. Upon the third anniversary of each year’s restricted stock unit awards’ grant date, the Company’s Board of Directors approves the number of restricted stock units earned for participants who continue to meet the service requirements on the vesting date.

In October 2023, the Company’s Board of Directors approved an amendment to the performance goals associated with the previously issued performance-based restricted stock units for all impacted employees, excluding members of the executive team. The performance goals, as amended, are more reflective of the current macro-economic environment and consideration toward employee retention in the competitive life sciences industry. Before the amendment, the original performance goals were not expected to be satisfied. Subsequent to the amendment, vesting became probable based on the forecasted achievement of the amended performance goals. The amendment of these restricted stock units is treated as a modification with the total compensation cost of $5.5 million recognized over the service period through November 2025. The Company recorded expense of $0.5 million and $0.7 million for the three and six months ended March 31, 2024, respectively, related to the modified awards.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured and recorded at fair value on a recurring basis in the Condensed Consolidated Balance Sheets as of March 31, 2024 and September 30, 2023 (in thousands):

	As of March 31, 2024
Description	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$195,397	$180,755	$14,642	$—
Available-for-sale securities	611,238	225,926	385,312	—
Foreign exchange contracts	217	—	217	—
Net investment hedge	350	—	350	—
Total assets	$807,202	$406,681	$400,521	$—
Liabilities:
Foreign exchange contracts	141	—	141	—
Total liabilities	$141	$—	$141	$—

	As of September 30, 2023
Description	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$525,952	$525,952	$—	$—
Available-for-sale securities	450,211	85,949	364,262	—
Foreign exchange contracts	44	—	44	—
Net investment hedge	13,036	—	13,036	—
Total assets	$989,243	$611,901	$377,342	$—
Liabilities:
Foreign exchange contracts	$421	$—	$421	$—
Total liabilities	$421	$—	$421	$—

Cash Equivalents

The Company considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents primarily consist of money market funds and U.S. government backed securities with a maturity of three months or less. They are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. The fair values of these investments approximate their carrying values. Investments classified as Level 2 consist of debt securities that are valued using matrix pricing benchmarking because they are not actively traded and bank certificates of deposit with a maturity of three months or less. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

In addition to assets and liabilities that are recorded at fair value on a recurring basis, impairment indicators may subject goodwill and long-lived assets to fair value measurement on a nonrecurring basis. As described in Note 6, Goodwill and Intangible Assets, as of March 31, 2024 the Company estimated the fair value of its reporting units using a DCF model. Because the inputs to the valuation model are largely unobservable and reflect the Company’s own assumptions, goodwill and long-lived assets are classified as Level 3.

13. Income Taxes

The Company recorded an income tax benefit of $0.3 million and $0.5 million during the three and six months ended March 31, 2024, respectively. The tax benefit was primarily driven by the pre-tax loss from operations offset by $1.7 million of charge related to a valuation allowance recorded against deferred tax assets in a foreign subsidiary during the three months ended March 31, 2024. The pre-tax benefit was further offset by $0.5 million of stock compensation shortfall expense for tax deductions that were lower than the associated book compensation expense during the six months ended March 31, 2024, and $0.7 million of expenses related to a valuation allowance on beginning of year U.S. state deferred tax assets. Additionally, the benefit was reduced by $5.7 million and $8.3 million during the three and six months ended March 31, 2024, respectively, due to a partial valuation allowance against the current year U.S. federal and state deferred tax assets.

The Company’s tax rate on the loss from operations was lower than statutory rates because the Company was not providing a full tax benefit on U.S. losses due to a partial valuation allowance being recorded against U.S. federal and state deferred tax assets during the current year.

The Company recorded an income tax benefit of $3.3 million and $7.9 million, respectively, during the three and six months ended March 31, 2023, respectively. The tax benefit for the three months ended March 31, 2023 was primarily driven by the pre-tax loss from continuing operations during the period. The tax benefit for the six months ended March 31, 2023 was primarily driven by the pre-tax loss from operations and a $1.4 million deferred tax benefit resulting from the extension of a tax incentive in China. The effective tax rates for the three and six months ended March 31, 2023 were substantially higher than statutory rates. The effective rates were driven higher than the statutory rates by the discrete tax benefit in China noted above and the fair value adjustment of the contingent consideration related the B Medical acquisition. The contingent consideration generated $17.1 million of pre-tax income that was not subject to income taxes. Therefore, the tax benefit was being driven by a tax loss that was significantly higher than the book loss for these periods. The effective tax rate during the six months ended March 31, 2023 without these discrete events was slightly higher than average statutory tax rates due to the jurisdictional mix of income with losses being generated in higher tax jurisdictions and income being generated in lower jurisdictions.

The Company evaluates the realizability of its deferred tax assets by tax-paying component and assesses the need for a valuation allowance on an annual and a quarterly basis. The Company evaluates the profitability of each tax-paying component on a historical cumulative basis and a forward-looking basis in the course of performing this analysis.

The Company has generated U.S. pre-tax losses in recent years but has been in an overall deferred tax liability position where future taxable temporary differences were considered sufficient to offset future deductible temporary differences. The Company expects to generate a U.S. loss during fiscal year 2024 which will result in a partial valuation allowance against U.S. federal and state deferred tax assets. In addition to the U.S. federal and state partial valuation allowance being recorded against deferred tax assets through the estimated annual effective tax rate, the Company has also recorded $0.7 million of valuation allowances against U.S. state deferred tax assets which related to beginning of year.

The Company also maintains a valuation allowance against net deferred tax assets on certain foreign tax-paying components.

During the three months ended March 31, 2024, the Company repatriated approximately $455.0 million in cash from its German subsidiary. The Company recorded net tax benefits in the amount of $3.2 million related to the repatriation. The benefit included $5.2 million related to deductible U.S. foreign exchange losses on the repatriation measured at the foreign exchange rate on the date of repatriation. This benefit was offset by $2.0 million of state income taxes, net of federal benefit that was recorded during fiscal year 2023. During the three months ended March 31, 2024, we reversed the $2.9 million deferred tax asset due to changes in foreign exchange rates up to the repatriation date. The impact was recorded against other comprehensive income.

The Company has not provided deferred income taxes on the outside basis difference of any foreign subsidiary and maintains its general assertion of indefinite reinvestment regarding those subsidiaries and the remaining earnings of its German subsidiary as of March 31, 2024.

The Company maintains liabilities for unrecognized tax benefits based on its estimates and assumptions. The Company recognizes interest related to unrecognized tax benefits as a component of the income tax provision or benefit. The Company recognized minimal interest expense related to its unrecognized tax benefits during the three and six months ended March 31, 2024.

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

14. Net Loss per Share

The calculations of basic and diluted net loss per share and basic and diluted weighted average shares outstanding are as follows for the three and six months ended March 31, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Loss from continuing operations	$(136,880)	$(1,991)	$(152,604)	$(13,226)
Loss from discontinued operations, net of tax	—	(2,936)	—	(2,936)
Net loss	(136,880)	(4,927)	(152,604)	(16,162)

Weighted average common shares outstanding used in computing basic loss per share	55,440	69,111	56,078	70,858
Weighted average common shares outstanding used in computing diluted loss per share	55,440	69,111	56,078	70,858

Basic net loss per share:
Loss from continuing operations	$(2.47)	$(0.03)	$(2.72)	$(0.19)
Loss from discontinued operations, net of tax	—	(0.04)	—	(0.04)
Basic net loss per share	$(2.47)	$(0.07)	$(2.72)	$(0.23)

Diluted net loss per share:
Loss from continuing operations	$(2.47)	$(0.03)	$(2.72)	$(0.19)
Loss from discontinued operations, net of tax	—	(0.04)	—	(0.04)
Diluted net loss per share	$(2.47)	$(0.07)	$(2.72)	$(0.23)

As a result of incurring a net loss from continuing operations for the three and six months ended March 31, 2024 and 2023, outstanding restricted stock units and shares issued by the Company under the employee stock purchase plan were excluded from the computation of diluted loss per share as their effect would be antidilutive to earnings per share for continuing operations based on the treasury stock method.

15. Segment and Geographic Information

Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and to assess performance. The Company’s Chief Executive Officer is the Company’s CODM.

Effective October 1, 2023, the Company realigned its organizational structure to three principal business segments to enhance its commercial strategy for accelerating growth and to enable additional profitability initiatives. These segments align with changes in how the Company’s CODM manages the business, allocates resources, and assesses performance. The Company’s operating and reportable segments consist of the following:

●	Sample Management Solutions. SMS operates as a single business unit offering end-to-end sample management products and services, including: Sample Repository Solutions and Core Products (Automated Stores, Cryogenic Systems, Automated Sample Tube, and Consumables and Instruments).
●	Multiomics. The Multiomics business resources operate under a single business unit that provides genomic and other sample analysis services, including gene sequencing and gene synthesis.
●	B Medical Systems. B Medical Systems business resources operate as a single business unit focused on the manufacturing and distribution of temperature-controlled storage and transportation solutions in international markets to governments, health institutions, and non-government organizations.

The segment realignment had no impact on the Company’s consolidated financial position, results of operations, or cash flows. All segment information is reflective of this new structure, and prior period information has been recast to conform to our current period presentation.

Management considers adjusted operating loss, which excludes charges related to amortization of intangible assets, purchase accounting impact on inventory, transformation costs, restructuring charges, goodwill and intangible impairment, merger and acquisition costs and costs related to share repurchase, governance-related matters, and other unallocated corporate expenses, as the primary performance metric when evaluating the segments’ operations.

The following is the summary of the financial information for the Company’s reportable segments for the three and six months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Revenue:
Sample Management Solutions	$74,137	$71,043	$153,142	$146,498
Multiomics	62,218	62,236	124,938	123,325
B Medical Systems	22,779	15,122	35,371	56,944
Total revenue	$159,134	$148,401	$313,451	$326,767

Adjusted operating loss:
Sample Management Solutions	$(1,567)	$(6,076)	$(2,423)	$(9,074)
Multiomics	(2,966)	(3,810)	(6,417)	(7,075)
B Medical Systems	(1,153)	(3,367)	(5,562)	2,936
Segment adjusted operating loss	(5,686)	(13,254)	(14,402)	(13,213)

Amortization of completed technology	6,373	4,901	12,000	9,070
Purchase accounting impact on inventory	—	2,912	—	5,781
Amortization of intangible assets other than completed technology	6,654	7,509	13,516	14,882
Transformation costs(1)	4,446	10	4,487	(55)
Restructuring charges	7,344	1,499	8,464	2,961
Impairment of goodwill and intangible assets	115,975	—	115,975	—
Contingent consideration - fair value adjustments	—	(17,145)	—	(17,145)
Merger and acquisition costs and costs related to share repurchase(2)	426	19	4,747	11,857
Other unallocated corporate expenses	51	18	41	98
Total operating loss	(146,955)	(12,977)	(173,632)	(40,662)
Interest income, net	9,565	10,394	19,646	21,059
Other income (expense), net	250	(2,668)	932	(1,523)
Loss before income taxes	$(137,140)	$(5,251)	$(153,054)	$(21,126)

(1)	Transformation costs represent non-recurring expenses for strategic projects with anticipated long-term benefits to the Company focused on cost reduction and productivity improvement that do not meet the definition of restructuring charges. These costs are directed at simplifying, standardizing, streamlining, and optimizing the Company’s operations, processes and systems to permanently alter the Company’s operations for the long term. For a project to be considered transformational, successful completion of the project must be expected to bring long-term material benefits to the organization and involve significant changes to process and/or underlying technology. Transformation costs in the period result from actions taken as part of the Company’s 2024 transformation plan, and primarily relate to one time asset write downs associated with changes in technology, one time inventory write downs relating to restructuring actions taken in the period, and third-party consulting costs associated with process & systems re-design.
(2)	Includes expenses related to governance-related matters.

The Company has corrected the segment adjusted operating (loss) income for the three and six months ended March 31, 2023 period as certain corporate expenses that are not part of the Company’s CODM’s review of operating segment performance were improperly included in the previously disclosed segment adjusted operating (loss) income. The previously disclosed amount of total segment adjusted operating (loss) income for the reportable segments was understated by $8.0 million and $16.5 million, respectively, for the three and six months ended March 31, 2023. The total net loss before income taxes remained unchanged in each period.

The following is the summary of the asset information for the Company’s reportable segments as of March 31, 2024 and September 30, 2023 (in thousands):

Assets:	March 31, 2024	September 30, 2023
Sample Management Solutions	$845,641	$675,708
Multiomics	462,684	534,437
B Medical Systems	248,880	511,640
Total assets	$1,557,205	$1,721,785

The following is a reconciliation of the segment assets to the corresponding amounts presented in the Condensed Consolidated Balance Sheets as of March 31, 2024 and September 30, 2023 (in thousands):

	March 31,	September 30,
	2024	2023
Segment assets	$1,557,205	$1,721,785
Cash and cash equivalents, restricted cash and marketable securities	975,358	1,134,256
Deferred tax assets	925	571
Other assets	30,009	29,108
Total assets	$2,563,497	$2,885,720

Revenue from external customers is attributed to geographic areas based on locations in which the product is shipped. Net revenue by geographic area for the three and six months ended March 31, 2024 and 2023 are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Geographic Location:
United States	$88,398	$86,572	$178,990	$174,321
Africa	18,942	8,627	26,453	25,837
China	13,646	11,979	28,544	25,387
United Kingdom	5,641	5,789	11,340	11,202
Rest of Europe	23,850	21,432	48,682	60,854
Asia Pacific/Other	8,657	14,002	19,442	29,166
Total revenue	$159,134	$148,401	$313,451	$326,767

The Company had one individual customer that accounted for 10% or more of its consolidated revenue for the three months ended March 31, 2024 and none that accounted for 10% or more of its consolidated revenue for the three months ended March 31, 2023. This individual customer is a distributor shipping to end users in 14 countries. The Company had no individual customer that accounted for 10% or more of its consolidated revenue for the six months ended March 31, 2024 and one individual customer that accounted for 10% or more of its consolidated revenue for the six months ended March 31, 2023. This individual customer is a distributor shipping to end users in 17 countries. There were no customers that accounted for more than 10% of the Company’s accounts receivable balance as of March 31, 2024 and September 30, 2023.

16. Commitments and Contingencies

Contingencies

The Company is subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. The Company cannot predict the ultimate outcome of such legal proceedings or, in certain instances, provide reasonable ranges of potential losses.

The Company may also have certain indemnification obligations pursuant to claims made under the definitive agreement it entered into with Edwards Vacuum LLC (a member of the Atlas Copco Group) (“Edwards”) in connection with the Company’s sale of its semiconductor cryogenics business in the fourth quarter of fiscal year 2018. In the third quarter of fiscal year 2020, Edwards asserted claims for indemnification under the definitive agreement relating to alleged breaches of representations and warranties relating to customer warranty claims and inventory (the “2020 Claim”). In addition, in January 2023, Edwards filed a lawsuit against the Company in the Supreme Court of the State of New York in the County of New York seeking indemnification from the Company under such definitive agreement for $1.0 million and other related damages, including interest and attorney’s fees, arising from a third-party claim that was included as part of their initial claims (the “2023 Claim”).

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

The Company accrued a liability of $2.5 million for the 2020 Claim and 2023 Claim of which $0.8 million was paid during the third quarter of fiscal year 2023. The 2020 Claim remains outstanding and $1.7 million remains in the balance of the accrued liability as of March 31, 2024.

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

Tariff Matter

With the assistance of a third-party consultant, during the first quarter of fiscal year 2021, the Company initiated a review of the value of transactions it used for intercompany imports into the United States from its GENEWIZ business. As a result of this review and a new interpretation surrounding the valuation method used to calculate the estimated transaction value, the Company revised its estimate of the tariffs owed and paid $5.9 million to the U.S. customs authorities during fiscal year 2022, related to November 2021 and prior periods. The U.S. customs authorities are in process of reviewing the Company’s calculation of tariffs for these periods to determine if any further tariffs are owed by the Company. The Company has revised its tariff calculation methodology to align with the new interpretation provided to it by U.S. customs authorities. The estimated amount owed to the U.S. customs authorities under this revised methodology for periods after November 2021 is $3.2 million and has been accrued in the Condensed Consolidated Balance Sheets.

Purchase Commitments

As of March 31, 2024, the Company had non-cancellable commitments of $52.0 million, comprised of purchase orders for inventory of $47.9 million and information technology related commitments of $4.1 million.

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

Our MD&A is organized as follows:

●	Overview. This section provides a general description of our business and operating segments as well as a brief discussion and overall analysis of our business and financial performance, including key developments affecting us during the three and six months ended March 31, 2024 and 2023.
●	Critical Accounting Policies and Estimates. This section discusses accounting policies and estimates that require us to exercise subjective or complex judgments in their application. We believe these accounting policies and estimates are important to understanding the assumptions and judgments incorporated in our reported financial results.
●	Results of Operations. This section provides an analysis of our financial results for the three and six months ended March 31, 2024 compared to the three and six months ended March 31, 2023.
●	Liquidity and Capital Resources. This section provides an analysis of our liquidity and changes in cash flows as well as a discussion of contractual commitments.

OVERVIEW

We are a leading global provider of biological and chemical compound sample exploration and management solutions for the life sciences industry. We entered the life sciences market in 2011, leveraging our in-house precision automation and cryogenics capabilities that we were then applying in the semiconductor manufacturing market. This led us to develop solutions for automated ultra-cold storage. Since then, we have expanded our life sciences offerings through internal investments and through a series of acquisitions. We now support our customers from research and clinical development to commercialization with our sample management, automated storage, and genomic services expertise to help our customers bring impactful therapies to market faster. We understand the importance of sample integrity and offer a broad portfolio of products and services supporting customers at every stage of the life cycle of samples including procurement and sourcing, automated storage systems, genomic services and a multitude of sample consumables, informatics and data software, along with sample repository solutions. Our expertise, global footprint and leadership positions enable us to be a trusted global partner to pharmaceutical, biotechnology and life sciences research institutions. In total, we employ approximately 3,400 full-time employees, part-time employees and contingent workers worldwide as of March 31, 2024 and have sales in approximately 150 countries. We are headquartered in Burlington, Massachusetts and have operations in North America, Asia, and Europe.

Our portfolio includes product and service offerings developed by us internally, as well as acquired through acquisitions, designed to provide comprehensive capabilities to our customers, addressing their needs in sample exploration and management, automated storage, multiomics, and cold chain solutions. We continue to develop new product and service offerings and enhance existing and acquired offerings through the expertise of our research and development resources. We believe our acquisition, investment and integration approach has allowed us to accelerate internal development and significantly accelerate time to market for our life sciences solutions.

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

Business and Financial Performance

Basis of Presentation

Our condensed consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

Financial Performance

Our performance for the three and six months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
In thousands	2024	2023	2024	2023
Revenue	$159,134	$148,401	$313,451	$326,767
Cost of revenue	95,749	95,165	188,554	199,666
Gross profit	63,385	53,236	124,897	127,101
Operating expenses
Research and development	8,707	8,520	17,200	16,056
Selling, general and administrative	78,314	73,339	156,890	165,891
Impairment of goodwill and intangible assets	115,975	—	115,975	—
Contingent consideration - fair value adjustments	—	(17,145)	—	(17,145)
Restructuring charges	7,344	1,499	8,464	2,961
Total operating expenses	210,340	66,213	298,529	167,763
Operating loss	(146,955)	(12,977)	(173,632)	(40,662)
Other income
Interest income, net	9,565	10,394	19,646	21,059
Other income (expense), net	250	(2,668)	932	(1,523)
Loss before income taxes	(137,140)	(5,251)	(153,054)	(21,126)
Income tax benefit	(260)	(3,260)	(450)	(7,900)
Loss from continuing operations	(136,880)	(1,991)	(152,604)	(13,226)
Loss from discontinued operations, net of tax	—	(2,936)	—	(2,936)
Net loss	$(136,880)	$(4,927)	$(152,604)	$(16,162)

Three months ended March 31, 2024 compared to three months ended March 31, 2023

Revenue increased 7% for the three months ended March 31, 2024 compared to the corresponding period in the prior fiscal year, driven by a 51% increase in revenue in the B Medical Systems segment and a 4% increase in revenue in the Sample Management Solutions segment. Gross margin was 40% for the three months ended March 31, 2024 compared to 36% for the corresponding period in the prior fiscal year, driven by margin expansion in all three business segments and higher revenue in the B Medical Systems and Sample Management Solutions segments. Operating expenses increased $144.1 million during the three months ended March 31, 2024 compared to the corresponding period in the prior fiscal year, primarily due to an $111.3 million non-cash goodwill impairment charge within the B Medical Systems segment, a $4.7 million of intangible asset impairment charge associated with the discontinuation of our sample sourcing product offering within our Sample Management Solutions business, and increased restructuring charges resulting from initiatives launched in the second quarter of fiscal year 2024. Additionally, we recognized a benefit of $17.1 million of fair value contingent consideration adjustments related to the B Medical Systems segment in the three months ended March 31, 2023 which did not reoccur in fiscal year 2024. We generated a net loss of $136.9 million for the three months ended March 31, 2024 compared to a net loss of $4.9 million for the three months ended March 31, 2023, primarily driven by the impairment of goodwill and intangible assets.

Six months ended March 31, 2024 compared to six months ended March 31, 2023

Revenue decreased by 4% for the six months ended March 31, 2024 compared to the corresponding period in the prior fiscal year, driven by a 38% decrease in revenue in the B Medical Systems segment due to the timing of orders, partially offset by 5% and 1% increases in revenue in the Sample Management Solutions and Multiomics segments, respectively. Gross margin was 40% for the six months ended March 31, 2024 compared to 39% for the corresponding period in the prior fiscal year, driven by margin expansion in the Sample Management Solutions and Multiomics segments, partially offset by margin pressure from decreased revenue in the B Medical Systems segment. Operating expenses increased $130.8 million during the six months ended March 31, 2024 compared to the corresponding period in the prior fiscal year, primarily due to the non-cash impairment of goodwill and intangible assets and increased restructuring charges recognized in the six months ended March 31, 2024, partially offset by decreased selling, general and administrative expenses. Additionally, we recognized a benefit of $17.1 million of fair value contingent consideration adjustments related to the B Medical Systems segment in the six months ended March 31, 2023 which did not reoccur in fiscal year 2024. We generated a net loss of $152.6 million for the six months ended March 31, 2024 compared to a net loss of $16.2 million for the six months ended March 31, 2023, primarily driven by the impairment of goodwill and intangible assets.

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

RESULTS OF OPERATIONS

Please refer to the commentary provided below for further discussion and analysis of the factors contributing to our results from operations for the three and six months ended March 31, 2024 compared to the three and six months ended March 31, 2023.

Non-GAAP Financial Measures

Non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. Management adjusts the GAAP results for the impact of amortization of intangible assets, restructuring charges, purchase price accounting adjustments to inventory, charges related to merger and acquisitions and share repurchases, goodwill and intangible asset impairment charges, and non-recurring costs related to the Company’s business transformation initiatives to provide investors better perspective on the results of operations which the Company believes is more comparable to the similar analysis provided by its peers. Management also excludes special charges and gains, such as gains and losses from the sale of assets, certain tax benefits and charges, as well as other gains and charges that are not representative of the normal operations of the business. Management strongly encourages investors to review our financial statements and publicly filed reports in their entirety and not rely on any single measure. A reconciliation of non-GAAP measures to the most nearly comparable GAAP measures is included under “Operating Loss” and “Gross Margin” below.

Revenue

Our revenue performance for the three and six months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,			Six Months Ended March 31,
			% Change			% Change
In thousands, except percentages	2024	2023	2024 v. 2023	2024	2023	2024 v. 2023
Sample Management Solutions	$74,137	$71,043	4.4%	$153,142	$146,498	4.5%
Multiomics	62,218	62,236	(0.0)%	124,938	123,325	1.3%
B Medical Systems	22,779	15,122	50.6%	35,371	56,944	(37.9)%
Total revenue	$159,134	$148,401	7.2%	$313,451	$326,767	(4.1)%

Three months ended March 31, 2024 compared to three months ended March 31, 2023

Revenue for the three months ended March 31, 2024 increased 7% compared to the corresponding prior fiscal year period, driven by a 51% increase in our B Medical Systems segment and a 4% increase in our Sample Management Solutions segment, while revenue in our Multiomics segment remained flat.

Our B Medical Systems segment revenue for the three months ended March 31, 2024 increased 51% compared to the corresponding prior fiscal year period, primarily due to the timing of orders for cold chain equipment.

Our Sample Management Solutions segment revenue for the three months ended March 31, 2024 increased 4% compared to the corresponding prior fiscal year period driven by revenue growth in the large-automated Store Systems and Sample Repository Solutions businesses.

Our Multiomics segment revenue for the three months ended March 31, 2024 remained flat compared to the corresponding prior fiscal year period with consistent revenue in the Next Generation Sequencing business and revenue growth in the Gene Synthesis business, offset by a decline in Sanger sequencing services.

Revenue generated outside the United States was $70.7 million, or 44% of total revenue, for the three months ended March 31, 2024 compared to $61.8 million, or 42% of total revenue, for the corresponding period in the prior fiscal year.

Six months ended March 31, 2024 compared to six months ended March 31, 2023

Revenue for the six months ended March 31, 2024 decreased 4% compared to the corresponding period in the prior fiscal year, driven by a 38% decrease in our B Medical Systems segment, partially offset by a 5% increase in our Sample Management Solutions segment and a 1% increase in our Multiomics segment.

Our B Medical Systems segment revenue for the six months ended March 31, 2024 decreased 38% compared to the corresponding prior fiscal year period, primarily due to the timing of orders for cold chain equipment.

Our Sample Management Solutions segment revenue for the six months ended March 31, 2024 increased 5% compared to the corresponding prior fiscal year period driven by revenue growth in the large-automated Store Systems and Sample Repository Solutions businesses.

Our Multiomics segment revenue for the six months ended March 31, 2024 increased 1% compared to the corresponding prior fiscal year period primarily driven by revenue growth in Gene Synthesis and Next-Generation Sequencing services, partially offset by a decline in Sanger sequencing services.

Revenue generated outside the United States was $134.5 million, or 43% of total revenue, for the six months ended March 31, 2024 compared to $152.5 million, or 47% of total revenue, for the corresponding period in the prior fiscal year.

Operating Loss

Our operating loss performance for the three and six months ended March 31, 2024 and 2023 is as follows (in thousands, except percentages):

	Three Months Ended March 31,
	Sample Management Solutions		Multiomics		B Medical Systems
	2024	2023	2024	2023	2024	2023
Revenue:	$74,137	$71,043	$62,218	$62,236	$22,779	$15,122

Operating loss:
Operating loss	$(3,005)	$(7,221)	$(4,006)	$(5,037)	$(5,810)	$(9,021)
Amortization of completed technology	1,027	933	1,040	1,226	4,306	2,742
Purchase accounting impact on inventory	—	—	—	—	—	2,912
Amortization of other intangibles	52	212	—	—	—	—
Transformation costs(1)	359	—	—	—	351	—
Total adjusted operating loss	$(1,567)	$(6,076)	$(2,966)	$(3,810)	$(1,153)	$(3,367)
Operating margin	(4.1)%	(10.2)%	(6.4)%	(8.1)%	(25.5)%	(59.7)%
Adjusted operating margin	(2.1)%	(8.6)%	(4.8)%	(6.1)%	(5.1)%	(22.3)%

	Three Months Ended March 31,
	Segment		Corporate		Azenta Total
	2024	2023	2024	2023	2024	2023
Revenue:	$159,134	$148,401	$—	$—	$159,134	$148,401

Operating loss:
Operating loss	$(12,821)	$(21,279)	$(134,134)	$8,302	$(146,955)	$(12,977)
Amortization of completed technology	6,373	4,901	—	—	6,373	4,901
Purchase accounting impact on inventory	—	2,912	—	—	—	2,912
Amortization of other intangibles	52	212	6,602	7,297	6,654	7,509
Transformation costs(1)	710	—	3,736	10	4,446	10
Restructuring charges	—	—	7,344	1,499	7,344	1,499
Impairment of goodwill and intangible assets	—	—	115,975	—	115,975	—
Contingent consideration - fair value adjustments	—	—	—	(17,145)	—	(17,145)
Merger and acquisition costs and costs related to share repurchase(2)	—	—	426	19	426	19
Total adjusted operating loss	$(5,686)	$(13,254)	$(51)	$(18)	$(5,737)	$(13,272)
Operating margin	(8.1)%	(14.3)%			(92.3)%	(8.7)%
Adjusted operating margin	(3.6)%	(8.9)%			(3.6)%	(8.9)%

	Six Months Ended March 31,
	Sample Management Solutions		Multiomics		B Medical Systems
	2024	2023	2024	2023	2024	2023
Revenue:	$153,142	$146,498	$124,938	$123,325	$35,371	$56,944

Operating loss:
Operating loss	$(4,728)	$(10,697)	$(8,495)	$(9,518)	$(13,991)	$(9,475)
Amortization of completed technology	1,843	1,362	2,079	2,441	8,078	5,265
Purchase accounting impact on inventory	—	—	—	—	—	5,781
Amortization of other intangibles	103	260	—	—	—	1,365
Transformation costs(1)	359	—	—	—	351	—
Other adjustment	—	—	(1)	—	—	—
Total adjusted operating loss	$(2,423)	$(9,074)	$(6,417)	$(7,075)	$(5,562)	$2,936
Operating margin	(3.1)%	(7.3)%	(6.8)%	(7.7)%	(39.6)%	(16.6)%
Adjusted operating margin	(1.6)%	(6.2)%	(5.1)%	(5.7)%	(15.7)%	5.2%

	Six Months Ended March 31,
	Segment		Corporate		Azenta Total
	2024	2023	2024	2023	2024	2023
Revenue:	$313,451	$326,767	$—	$—	$313,451	$326,767

Operating loss:
Operating loss	$(27,214)	$(29,690)	$(146,418)	$(10,973)	$(173,632)	$(40,662)
Amortization of completed technology	12,000	9,070	—	—	12,000	9,070
Purchase accounting impact on inventory	—	5,781	—	—	—	5,781
Amortization of other intangibles	103	1,624	13,413	13,257	13,516	14,882
Transformation costs(1)	710	—	3,777	(55)	4,487	(55)
Restructuring charges	—	—	8,464	2,960	8,464	2,961
Impairment of goodwill and intangible assets	—	—	115,975	—	115,975	—
Contingent consideration - fair value adjustments	—	—	—	(17,145)	—	(17,145)
Merger and acquisition costs and costs related to share repurchase(2)	—	—	4,747	11,857	4,747	11,857
Other adjustment	(1)	—	—	—	(1)	—
Total adjusted operating loss	$(14,402)	$(13,213)	$(42)	$(99)	$(14,444)	$(13,312)
Operating margin	(8.7)%	(9.1)%			(55.4)%	(12.4)%
Adjusted operating margin	(4.6)%	(4.0)%			(4.6)%	(4.1)%

(1)	Transformation costs represent non-recurring expenses for strategic projects with anticipated long-term benefits to the Company focused on cost reduction and productivity improvement that do not meet the definition of restructuring charges. These costs are directed at simplifying, standardizing, streamlining, and optimizing the Company’s operations, processes and systems to permanently alter the Company’s operations for the long term. For a project to be considered transformational, successful completion of the project must be expected to bring long-term material benefits to the organization and involve significant changes to process and/or underlying technology. Transformation costs in the period result from actions taken as part of the Company’s 2024 transformation plan, and primarily relate to one time asset write downs associated with changes in technology, one time inventory write downs relating to restructuring actions taken in the period, and third-party consulting costs associated with process & systems re-design.
(2)	Includes expenses related to governance-related matters.

Three months ended March 31, 2024 compared to three months ended March 31, 2023

Operating loss for the Sample Management Solutions segment was $3.0 million for the three months ended March 31, 2024 compared to an operating loss of $7.2 million in the corresponding period in the prior fiscal year. The Sample Management Solutions segment operating margin was (4.1)%, an increase of 610 basis points for the three months ended March 31, 2024 compared to the corresponding period in the prior fiscal year. The decrease in operating loss and increase in operating margin were primarily driven by higher revenue, supported by operating leverage and cost reduction initiatives. Adjusted operating loss was $1.6 million for the three months ended March 31, 2024 compared to adjusted operating loss of $6.1 million in the corresponding period in the prior fiscal year. Adjusted operating margin was (2.1)%, an increase of 650 basis points for the three months ended March 31, 2024 compared to the corresponding period in the prior fiscal year. Adjusted operating loss and margin exclude the impact of amortization of intangible assets of $1.1 million for the three months ended March 31, 2024 and 2023 and transformation costs of $0.4 million for the three months ended March 31, 2024.

Operating loss for the Multiomics segment was $4.0 million for the three months ended March 31, 2024 compared to an operating loss of $5.0 million in the corresponding period in the prior fiscal year. The Multiomics segment operating margin was (6.4)%, an increase of 170 basis points for the three months ended March 31, 2024 compared to the corresponding period in the prior fiscal year. The decrease in operating loss and increase in operating margin were primarily driven by higher gross profit and lower operating expenses due to cost reduction initiatives. Adjusted operating loss was $3.0 million for the three months ended March 31, 2024 compared to adjusted operating loss of $3.8 million in the corresponding period of the prior fiscal year. Adjusted operating margin was (4.8)%, an increase of 130 basis points for the three months ended March 31, 2024 compared to the corresponding period in the prior fiscal year. Adjusted operating loss and margin exclude the impact of amortization related to completed technology of $1.0 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively.

Operating loss for the B Medical Systems segment was $5.8 million for the three months ended March 31, 2024 compared to an operating loss of $9.0 million in the corresponding period in the prior fiscal year. The B Medical Systems segment operating margin was (25.5)%, an increase of 34.2 percentage points for the three months ended March 31, 2024 compared to the corresponding period in the prior fiscal year. The decrease in operating loss and increase in operating margin were primarily due to higher volume of cold chain sales in the product mix, partially offset by higher operating expenses due to increased commissions on cold chain sales. Adjusted operating loss was $1.2 million for the three months ended March 31, 2024 compared to adjusted operating loss of $3.4 million in the corresponding period in the prior fiscal year. Adjusted operating margin was (5.1)%, an increase of 17.2 percentage points for the three months ended March 31, 2024 compared to the corresponding period in the prior fiscal year. Adjusted operating loss and margin exclude the impact of amortization related to completed technology of $4.3 million and $2.7 million for the three months ended March 31, 2024 and 2023, respectively, transformation costs of $0.4 million for the three months ended March 31, 2024 and purchase accounting impact on inventory of $2.9 million for the three months ended March 31, 2023.

Six months ended March 31, 2024 compared to six months ended March 31, 2023

Operating loss for the Sample Management Solutions segment was $4.7 million for the six months ended March 31, 2024 compared to an operating loss of $10.7 million in the corresponding period in the prior fiscal year. The Sample Management Solutions segment operating margin was (3.1)%, an increase of 420 basis points for the six months ended March 31, 2024 compared to the corresponding period in the prior fiscal year. The decrease in operating loss and increase in operating margin were primarily driven by higher revenue, supported by operating leverage and cost reduction initiatives. Adjusted operating loss was $2.4 million for the six months ended March 31, 2024 compared to adjusted operating loss of $9.1 million in the corresponding period in the prior fiscal year. Adjusted operating margin was (1.6)%, an increase of 460 basis points for the six months ended March 31, 2024 compared to the corresponding period in the prior fiscal year. Adjusted operating loss and margin exclude the impact of amortization of intangible assets of $1.9 million and $1.6 million for the six months ended March 31, 2024 and 2023, respectively, and transformation costs of $0.4 million for the six months ended March 31, 2024.

Operating loss for the Multiomics segment was $8.5 million for the six months ended March 31, 2024 compared to an operating loss of $9.5 million in the corresponding period in the prior fiscal year. The Multiomics segment operating margin was (6.8)%, an increase of 90 basis points for the six months ended March 31, 2024 compared to the corresponding period in the prior fiscal year. The decrease in operating loss and increase in operating margin were primarily driven by higher revenue, supported by operating leverage and cost reduction initiatives. Adjusted operating loss was $6.4 million for the six months ended March 31, 2024 compared to adjusted operating loss of $7.1 million in the corresponding period in the prior fiscal year. Adjusted operating margin was (5.1)%, an increase of 60 basis points for the six months ended March 31, 2024 compared to the corresponding period in the prior fiscal year. Adjusted operating loss and margin exclude the impact of amortization related to completed technology of $2.1 million and $2.4 million for the six months ended March 31, 2024 and 2023, respectively.

Operating loss for the B Medical Systems segment was $14.0 million for the six months ended March 31, 2024 compared to an operating loss of $9.5 million in the corresponding period in the prior fiscal year. The B Medical Systems segment operating margin was (39.6)%, a decrease of 23.0 percentage points for the six months ended March 31, 2024 compared to the corresponding period in the prior fiscal year. The increase in operating loss and decrease in operating margin were primarily due to lower volume of cold chain sales in the product mix, partially offset by lower operating expenses due to decreased commissions on cold chain sales. Adjusted operating loss was $5.6 million for the six months ended March 31, 2024 compared to adjusted operating income of $2.9 million in the corresponding period in the prior fiscal year. Adjusted operating margin was (15.7)%, a decrease of 20.9 percentage points for the six months ended March 31, 2024 compared to the corresponding period in the prior fiscal year. Adjusted operating loss and margin exclude the impact of amortization of intangible assets of $8.1 million and $6.6 million for the six months ended March 31, 2024 and 2023, respectively, transformation costs of $0.4 million for the six months ended March 31, 2024 and purchase accounting impact on inventory of $5.8 million for the six months ended March 31, 2023.

Gross Margin

Our gross margin performance for the three and six months ended March 31, 2024 and 2023 is as follows (in thousands, except percentages):

	Three Months Ended March 31,
	Sample Management Solutions		Multiomics		B Medical Systems		Azenta Total
	2024	2023	2024	2023	2024	2023	2024	2023
Revenue	$74,137	$71,043	$62,218	$62,236	$22,779	$15,122	$159,134	$148,401

Gross profit	$32,943	$27,544	$27,721	$27,003	$2,721	$(1,311)	$63,385	$53,236
Adjustments:
Amortization of completed technology	1,027	933	1,040	1,226	4,306	2,742	6,373	4,901
Purchase accounting impact on inventory	—	—	—	—	—	2,912	—	2,912
Transformation costs(1)	359	—	—	—	351	—	710	—
Adjusted gross profit	$34,329	$28,477	$28,761	$28,229	$7,378	$4,343	$70,468	$61,049
Gross margin	44.4%	38.8%	44.6%	43.4%	11.9%	(8.7)%	39.8%	35.9%
Adjusted gross margin	46.3%	40.1%	46.2%	45.4%	32.4%	28.7%	44.3%	41.1%

	Six Months Ended March 31,
	Sample Management Solutions		Multiomics		B Medical Systems		Azenta Total
	2024	2023	2024	2023	2024	2023	2024	2023
Revenue	$153,142	$146,498	$124,938	$123,325	$35,371	$56,944	$313,451	$326,767

Gross profit	$66,215	$59,579	$56,192	$54,719	$2,490	$12,803	$124,897	$127,101
Adjustments:
Amortization of completed technology	1,843	1,362	2,079	2,441	8,078	5,265	12,000	9,070
Purchase accounting impact on inventory	—	—	—	—	—	5,781	—	5,781
Transformation costs(1)	359	—	—	—	351	—	710	—
Adjusted gross profit	$68,417	$60,942	$58,271	$57,160	$10,919	$23,849	$137,607	$141,951
Gross margin	43.2%	40.7%	45.0%	44.4%	7.0%	22.5%	39.8%	38.9%
Adjusted gross margin	44.7%	41.6%	46.6%	46.3%	30.9%	41.9%	43.9%	43.4%
(1)	Transformation costs represent non-recurring expenses for strategic projects with anticipated long-term benefits to the Company focused on cost reduction and productivity improvement that do not meet the definition of restructuring charges. These costs are directed at simplifying, standardizing, streamlining, and optimizing the Company’s operations, processes and systems to permanently alter the Company’s operations for the long term. For a project to be considered transformational, successful completion of the project must be expected to bring long-term material benefits to the organization and involve significant changes to process and/or underlying technology. Transformation costs in the period result from actions taken as part of the Company’s 2024 transformation plan, and primarily relate to one time asset write downs associated with changes in technology, one time inventory write downs relating to restructuring actions taken in the period, and third-party consulting costs associated with process & systems re-design.

Three months ended March 31, 2024 compared to three months ended March 31, 2023

The Sample Management Solutions segment gross margin was 44.4% for the three months ended March 31, 2024, an increase of 560 basis points compared to the corresponding period in the prior fiscal year. Adjusted gross margin was 46.3% for the three months ended March 31, 2024, an increase of 620 basis points compared to the corresponding period in the prior fiscal year, driven by higher gross margin for both the Core Products and Sample Repository Solutions businesses. Adjusted gross margin excludes the impact of amortization related to completed technology of $1.0 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively, and transformation costs of $0.4 million for the three months ended March 31, 2024.

The Multiomics segment gross margin was 44.6% for the three months ended March 31, 2024, an increase of 120 basis points compared to the corresponding period in the prior fiscal year. Adjusted gross margin was 46.2% for the three months ended March 31, 2024, an increase of 80 basis points compared to the corresponding period in the prior fiscal year, driven by higher gross margin for the Gene Synthesis business, partially offset by lower gross margin for Sanger sequencing services. Adjusted gross margin excludes the impact of amortization related to completed technology of $1.0 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively.

The B Medical Systems segment gross margin was 11.9% for the three months ended March 31, 2024, an increase of 20.6 percentage points compared to the corresponding period in the prior fiscal year. Adjusted gross margin was 32.4% for the three months ended March 31, 2024, an increase of 370 percentage points compared to the corresponding period in the prior fiscal year, driven by higher volume of cold chain sales in the product mix. Adjusted gross margin excludes the impact of amortization related to completed technology of $4.3 million and $2.7 million for the three months ended March 31, 2024 and 2023, respectively, transformation costs of $0.4 million for the three months ended March 31, 2024 and purchase accounting impact on inventory of $2.9 million for the three months ended March 31, 2023.

Six months ended March 31, 2024 compared to six months ended March 31, 2023

The Sample Management Solutions segment gross margin was 43.2% for the six months ended March 31, 2024, an increase of 250 basis points compared to the corresponding period in the prior fiscal year. Adjusted gross margin was 44.7% for the six months ended March 31, 2024, an increase of 310 basis points compared to the corresponding period in the prior fiscal year, driven by higher gross margin for both the Core Products and Sample Repository Solutions businesses. Adjusted gross margin excludes the impact of amortization related to completed technology of $1.8 million and $1.4 million for the six months ended March 31, 2024 and 2023, respectively, and transformation costs of $0.4 million for the six months ended March 31, 2024.

The Multiomics segment gross margin was 45.0% for the six months ended March 31, 2024, an increase of 60 basis points compared to the corresponding period in the prior fiscal year. Adjusted gross margin was 46.6% for the six months ended March 31, 2024, an increase of 30 basis points compared to the corresponding period in the prior fiscal year, driven by higher gross margin for the Gene Synthesis business, partially offset by lower gross margin for Sanger sequencing services. Adjusted gross margin excludes the impact of amortization related to completed technology of $2.1 million and $2.4 million for the six months ended March 31, 2024 and 2023, respectively.

The B Medical Systems segment gross margin was 7.0% for the six months ended March 31, 2024, a decrease of 15.5 percentage points compared to the corresponding period in the prior fiscal year. Adjusted gross margin was 30.9% for the six months ended March 31, 2024, a decrease of 11.0 percentage points compared to the corresponding period in the prior fiscal year, primarily due to order delays and lower volume of cold chain sales in the product mix. Adjusted gross margin excludes the impact of amortization related to completed technology of $8.1 million and $5.3 million for the six months ended March 31, 2024 and 2023, respectively, transformation costs of $0.4 million for the six months ended March 31, 2024 and purchase accounting impact on inventory of $5.8 million for the six months ended March 31, 2023.

Research and Development Expenses

Our research and development expenses for the three and six months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,				Six Months Ended March 31,
	2024		2023		2024		2023
	In thousands	% of Revenue	In thousands	% of Revenue	In thousands	% of Revenue	In thousands	% of Revenue
Sample Management Solutions	$4,609	6.2%	$4,776	6.7%	$8,996	5.9%	$8,262	5.6%
Multiomics	3,125	5.0%	2,971	4.8%	6,051	4.8%	6,024	4.9%
B Medical Systems	973	4.3%	773	5.1%	2,153	6.1%	1,770	3.1%
Total research and development expense	$8,707	5.5%	$8,520	5.7%	$17,200	5.5%	$16,056	4.9%

Total research and development expenses increased $0.2 million and $1.1 million, respectively, for the three and six months ended March 31, 2024 compared to the corresponding periods in the prior fiscal year, primarily due to increased product development expenses at the Sample Management Solutions segment.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three and six months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,				Six Months Ended March 31,
	2024		2023		2024		2023
	In thousands	% of Revenue	In thousands	% of Revenue	In thousands	% of Revenue	In thousands	% of Revenue
Sample Management Solutions	$31,340	42.3%	$29,987	42.2%	$61,949	40.5%	$62,003	42.3%
Multiomics	28,601	46.0%	29,069	46.7%	58,635	46.9%	58,205	47.2%
B Medical Systems	7,558	33.2%	6,938	45.9%	14,327	40.5%	20,510	36.0%
Corporate	10,815	6.8%	7,345	4.9%	21,979	7.0%	25,173	7.7%
Total selling, general and administrative expense	$78,314	49.2%	$73,339	49.4%	$156,890	50.1%	$165,891	50.8%

Total selling, general and administrative expenses increased $5.0 million for the three months ended March 31, 2024 compared to the corresponding period in the prior fiscal year, driven by an increase in corporate expenses related to compensation, benefits and insurance, partially offset by decreased governance-related costs.

Total selling, general and administrative expenses decreased $9.0 million for the six months ended March 31, 2024 compared to the corresponding period in the prior fiscal year, driven by savings from cost reduction initiatives, decreased governance-related costs, and non-recurring expenses for the accelerated share repurchase arrangement in the six months ended March 31, 2023.

Restructuring Charges

Restructuring charges were $7.3 million and $8.5 million, respectively, for the three and six months ended March 31, 2024, an increase of $5.8 million and $5.5 million, respectively, compared to the three and six months ended March 31, 2023 driven by initiatives launched in the second quarter of fiscal year 2024. See Note 7, Restructuring in the notes to the unaudited condensed consolidated financial statements included in the section titled “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Non-Operating Income

Interest income, net – We recorded interest income of $9.6 million and $19.6 million, respectively, for the three and six months ended March 31, 2024 compared to $10.4 million and $21.1 million, respectively, recorded for the three and six months ended March 31, 2023. The decrease in interest income is due to decreased investments in marketable securities during the six months ended March 31, 2024 compared to the corresponding period in the prior fiscal year. Please refer to Note 4, Marketable Securities and Note 5, Derivative Instruments in the notes to the unaudited condensed consolidated financial statements included in the section titled “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other, net – We recorded other income of $0.3 million and $0.9 million, respectively, for the three and six months ended March 31, 2024 compared to other loss of $2.7 million and $1.5 million, respectively, for the three and six months ended March 31, 2023, which primarily relates to foreign exchange gains and losses resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

Income Tax Benefit

We recorded an income tax benefit of $0.3 million and $0.5 million, respectively, during the three and six months ended March 31, 2024. The tax benefit was primarily driven by the pre-tax loss from operations offset by $1.7 million of charge related to a valuation allowance recorded against deferred tax assets in a foreign subsidiary during the three months ended March 31, 2024. The pre-tax benefit was further offset by $0.5 million of stock compensation shortfall expense for tax deductions that were lower than the associated book compensation expense during the six months ended March 31, 2024 and a $0.7 million expense related to a valuation allowance on beginning of year U.S. state deferred tax assets. Additionally, the benefit was reduced by $5.7 million and $8.3 million due to a partial valuation allowance against the current year U. S. federal and state deferred tax assets during the three and six months ended March 31, 2024, respectively.

We recorded an income tax benefit of $3.3 million and $7.9 million, respectively, during the three and six months ended March 31, 2023. The tax benefit for the three months ended March 31, 2023 was primarily driven by the pre-tax loss from operating during the period. The tax benefit for the six months ended March 31, 2023 was primarily driven by the pre-tax loss from the operations and a $1.4 million deferred tax benefit resulting from the extension of a tax incentive in China. The effective tax rates for the three and six months ended March 31, 2023 were substantially higher than statutory rates. The effective rates were driven higher than the statutory rates by the discrete tax benefit in China and the fair value adjustment of the contingent consideration related to the B Medical acquisition. The contingent consideration generated $17.1 million of pre-tax income that was not subject to income taxes, therefore, the tax benefit was being driven by a tax loss that was significantly higher than the book loss for these periods.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2024, we had cash and cash equivalents of $353.5 million and stockholders’ equity of $2.2 billion. We believe that our current cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least one year from the date of this Quarterly Report on Form 10-Q and for the foreseeable future thereafter. The current global economic environment makes it difficult for us to predict longer-term liquidity requirements with sufficient certainty. We may be unable to obtain any additional financing that may be required on terms favorable to us, if at all. If adequate funds are not available to us on acceptable terms or otherwise, we may be unable to successfully develop or enhance products and services, respond to competitive pressures, or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business, financial condition and operating results.

Cash Flows and Liquidity

The discussion of our cash flows and liquidity that follows is stated on a total company consolidated basis and excludes the impact of discontinued operations.

Our cash and cash equivalents, restricted cash and marketable securities as of March 31, 2024 and September 30, 2023 were as follows:

In thousands	March 31, 2024	September 30, 2023
Cash and cash equivalents	$353,491	$678,910
Restricted cash	10,629	5,135
Short-term marketable securities	468,220	338,873
Long-term marketable securities	143,018	111,338
	$975,358	$1,134,256

As of March 31, 2024, we had $129.7 million of cash, cash equivalents and restricted cash held outside of the United States. If these funds are needed for U.S. operations, we would need to repatriate these funds. Based on current U.S. tax laws, any repatriation in the future would likely not result in U.S. federal income tax.  Our marketable securities are generally readily convertible to cash without a material adverse impact.

Our cash flows for the six months ended March 31, 2024 and 2023 were as follows:

	Six Months Ended March 31,
In thousands	2024	2023
Net cash provided by (used in) operating activities	$34,787	$(39,170)
Net cash provided by (used in) investing activities	(172,213)	114,530
Net cash used in financing activities	(187,220)	(505,136)
Effects of exchange rate changes on cash and cash equivalents	4,721	60,355
Net decrease in cash, cash equivalents and restricted cash	$(319,925)	$(369,421)

Cash inflows from operating activities for the six months ended March 31, 2024 were $34.8 million, primarily due to improved inventory management and decreased selling, general and administrative expenses as a result of our cost savings plans and transformation initiatives. Investing outflows of $172.2 million include $345.4 million of purchases of marketable securities, offset by $190.5 million for sales and maturities of marketable securities. Financing activities for the six months ended March 31, 2024 include $186.8 million of outflows related to our share repurchase program described below.

As of March 31, 2024, we had no outstanding debt on our balance sheet.

Capital Resources

Share Repurchase Program

On November 4, 2022, our Board of Directors approved an authorization to repurchase up to $1.5 billion of our common stock (the “2022 Repurchase Authorization”). Repurchases under the 2022 Repurchase Authorization may be made in the open market or through privately negotiated transactions (including under an accelerated share repurchase (“ASR”) agreement), or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act, subject to market and business conditions, legal requirements, and other factors. We are not obligated to acquire any specific amount of common stock under the 2022 Repurchase Authorization, and share repurchases may commence or be suspended at any time at management’s discretion.

As of March 31, 2024, we have repurchased 20.9 million shares of common stock for $1.025 billion (excluding fees, commissions, and excise tax) under the 2022 Repurchase Authorization and $475 million of the 2022 Repurchase Authorization remained. All shares of common stock repurchased by the Company under the 2022 Repurchase Authorization have been retired, accounted for as a reduction to stockholders’ equity in the Condensed Consolidated Balance Sheets and treated as a repurchase of common stock for purposes of calculating earnings per share as of the applicable settlement dates.

Contractual Obligations and Requirements

At March 31, 2024, we had non-cancellable commitments of $52.0 million, comprised primarily of purchase orders for inventory of $47.9 million, and information technology related commitments of $4.1 million.

Off-Balance Sheet Arrangements

As of March 31, 2024, we had no obligations, assets or liabilities which would be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, restricted cash and short-term and long-term investments and fluctuations in foreign currency exchange rates.

Interest Rate Exposure

Our cash and cash equivalents and restricted cash consist principally of money market securities which are short-term in nature. At March 31, 2024, our aggregate short-term and long-term investments were $611.2 million, consisting mostly of highly rated corporate debt securities and U.S. government backed securities. At March 31, 2024, the unrealized loss position on marketable securities was $2.5 million which is included in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. A hypothetical 100 basis point change in interest rates would result in a $4.8 million and $6.6 million change in interest income earned during the six months ended March 31, 2024 and 2023, respectively.

Currency Rate Exposure

We have transactions and balances denominated in currencies other than the functional currency of the transacting entity. Most of these transactions carrying foreign exchange risk are in Germany, the United Kingdom, and China. Sales in currencies other than the U.S. dollar were approximately 26% and 24% of our total sales, respectively, during the six months ended March 31, 2024 and 2023. These sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.

In the normal course of our business, we have liquid assets denominated in non-functional currencies which include cash, short-term advances between our legal entities and accounts receivable which are subject to foreign currency exposure. Such balances were $74.1 million and $157.8 million, respectively, at March 31, 2024 and September 30, 2023, and primarily relate to the Euro, British Pound, and the Chinese Yuan. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to mitigate our exposures to currency movement. We incurred foreign currency losses of $0.9 million and $0.8 million during the six months ended March 31, 2024 and 2023, respectively, which related to the currency fluctuation on these balances between the time the transaction occurred and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates as of March 31, 2024 would result in an approximate change of $0.1 million in our net loss during the six months ended March 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of March 31, 2024, pursuant to Rule 13a-15 under the Exchange Act, we performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are operating and effective as of March 31, 2024.

Change in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under the section titled “Risk Factors” in Part I, Item 1A of the 2023 Annual Report on Form 10-K. There have been no material changes from the risk factors disclosed in the 2023 Annual Report on Form 10-K, other than the additions to the risk factor set forth below. We may disclose changes to risk factors or additional factors from time to time in our future filings with the SEC.

Changes in key personnel could impair our ability to execute our business strategy.

The continuing service of our executive officers and essential engineering, scientific and management personnel, together with our ability to attract and retain such personnel, is an important factor in our continuing ability to execute our strategy. On May 8, 2024, Dr. Stephen Schwartz, our President and Chief Executive Officer informed us of his intention to retire from these positions after more than 14 years of service. Dr. Schwartz will continue to serve as our President and Chief Executive Officer until such time a new successor is appointed, after which we intend to retain Dr. Schwartz as an advisor, ensuring a smooth transition. There is substantial competition to attract such employees and the loss of any such key employees, including Dr. Schwartz during this transition period, could have a material adverse effect on our business and operating results and the announcement of Dr. Schwartz’ retirement may increase stockholder activism focused on our company. The same could be true if we were to experience a high turnover rate among engineering and scientific personnel and we were unable to replace them. Our ability to attract and retain employees may be negatively impacted by employees’ reactions to our policies related working remotely, particularly in the United States. Any failure to attract, recruit, train, retain, motivate and integrate qualified personnel, in particular a new successor Chief Executive Officer, could materially harm our strategic plan, operating results and growth prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information about repurchases of our common stock during the three months ended March 31, 2024:

Period of Repurchase	Repurchase authorization	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share- excluding fees, commissions, and excise tax ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (1)	Approximate Dollar Value of Shares That May Yet Be Purchased (in millions) ($) (1)
January 1 - 31, 2024	Open market repurchase	-	-	19,713,871	$549
February 1 - 29, 2024	Open market repurchase	470,257	$64.58	20,184,128	$518
March 1 - 31, 2024	Open market repurchase	707,167	$61.50	20,891,295	$475
Total		1,177,424	$62.73

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Share Repurchase Program” in Part I, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding repurchases of our common stock.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2024, the following directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company took the following actions regarding trading arrangements with respect to our securities:

On March 8, 2024, Stephen S. Schwartz, our President and CEO, adopted a Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K) for the period commencing ninety-one days from such date and ending on June 6, 2025 for the sale of up to 89,344 shares of common stock of the Company.

Item 6. Exhibits

The following exhibits are included herein:

Exhibit No.	Description

10.01*	Separation Agreement dated January 2, 2024 between the Company and David C. Gray (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on February 8, 2024).

10.02*	Transition Agreement, dated May 8, 2024, between Azenta, Inc. and Stephen S. Schwartz (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 9, 2024).

31.01	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets; (ii) the unaudited Condensed Consolidated Statements of Operations; (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the unaudited Condensed Consolidated Statements of Cash Flows; (v) the unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity; and (vi) the Notes to the unaudited Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded in the iXBRL document.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101). *Management contract, compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AZENTA, INC.

Date: May 9, 2024	/s/ Herman Cueto
Herman Cueto
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2024	/s/ Violetta A. Hughes
Violetta A. Hughes
Vice President and Chief Accounting Officer
(Principal Accounting Officer)