Form 10-Q
period 2024-06-30
Azenta, Inc.
filed 2024-08-06
CIK 933974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, August 1, 2024: common stock, $0.01 par value, and 48,915,621 shares outstanding.

AZENTA, INC.

PAGE NUMBER
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	4
Condensed Consolidated Balance Sheets as of June 30, 2024 and September 30, 2023 (unaudited)	4

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section-27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section-21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking, terminology as “expect,” “estimate,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “likely” or similar statements or variations of such terms. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, margins, costs, operating expenses, tax expenses, capital expenditures, earnings, profitability, product development, demand, acceptance and market share, competitiveness, market opportunities and performance, levels of research and development, the success of our marketing, sales and service efforts, outsourced activities, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customers’ success, our management’s plans and objectives for our current and future operations and business focus, our share repurchase authorization, litigation, our ability to retain, hire and integrate skilled personnel, our ability to identify and address increased cybersecurity risks, including as a result of employees continuing to work remotely, the anticipated growth prospects of our business, the expected benefits and other statements relating to our divestitures and acquisitions, the adequacy, effectiveness and success of cost saving plans and our business transformation initiatives, our ability to continue to identify acquisition targets and successfully acquire and integrate desirable products and services and realize expected revenues and revenue synergies, our adoption of newly issued accounting guidance, the levels of customer spending, our dependence on key suppliers or vendors to obtain services for our business on acceptable terms, including the impact of supply chain disruptions, general economic conditions, the impact of inflation, and the sufficiency of financial resources to support future operations. Such statements are based on current expectations and involve risks, uncertainties, and other factors which may cause the actual results, our performance or our achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the risk factors which are set forth in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (the “2023 Annual Report on Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on November 21, 2023, as updated and/or supplemented in subsequent filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q and are based on information and reasonably known to us at such time. We do not undertake any obligation to release revisions to these forward-looking statements, to reflect events or circumstances that occur after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence or effect of anticipated or unanticipated events. Precautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. Any additional precautionary statements made in our 2023 Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q.

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

INDUSTRY AND OTHER DATA

Unless otherwise indicated, information contained in this Quarterly Report on Form 10-Q concerning our industry and the markets in which we operate, including our general expectations, market position and market opportunity, is based on management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. We believe the information from these third-party publications, research, surveys and studies included in this Quarterly Report on Form 10-Q is reliable. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the 2023 Annual Report on Form 10-K and those described in this Quarterly Report on Form 10-Q under “Information Related to Forward-Looking Statements” above and Part II, Item 1A “Risk Factors” below, as updated and/or supplemented in subsequent filings with SEC. These and other factors could cause our future performance to differ materially from our assumptions and estimates.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AZENTA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	June 30,	September 30,
	2024	2023

Assets
Current assets
Cash and cash equivalents	$336,543	$678,910
Short-term marketable securities	259,296	338,873
Accounts receivable, net of allowance for expected credit losses ($6,507 and $8,057, respectively)	167,613	156,535
Inventories	115,270	128,198
Derivative asset	834	13,036
Prepaid expenses and other current assets	88,102	103,404
Total current assets	967,658	1,418,956
Property, plant and equipment, net	196,124	205,744
Long-term marketable securities	148,086	111,338
Long-term deferred tax assets	1,231	571
Goodwill	679,691	784,339
Intangible assets, net	253,475	294,301
Other assets	77,030	70,471
Total assets	$2,323,295	$2,885,720
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$39,115	$35,796
Deferred revenue	33,268	34,614
Accrued warranty and retrofit costs	9,351	10,223
Accrued compensation and benefits	31,229	33,911
Accrued customer deposits	20,954	17,707
Accrued income taxes payable	11,705	7,378
Short-term operating lease liability	10,739	9,499
Accrued expenses and other current liabilities	46,213	61,800
Total current liabilities	202,574	210,928
Long-term deferred tax liabilities	58,080	67,301
Long-term operating lease liabilities	60,654	60,436
Other long-term liabilities	11,589	12,555
Total liabilities	332,897	351,220

Stockholders' equity
Preferred stock, $0.01 par value - 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value - 125,000,000 shares authorized, 63,941,421 shares issued and 50,395,071 shares outstanding at June 30, 2024, 71,294,247 shares issued and 57,832,378 shares outstanding at September 30, 2023	639	713
Additional paid-in capital	758,269	1,156,160
Accumulated other comprehensive loss	(44,895)	(62,426)
Treasury stock, at cost - 13,546,350 shares at June 30, 2024 and 13,461,869 shares at September 30, 2023	(205,438)	(200,956)
Retained earnings	1,481,823	1,641,009
Total stockholders' equity	1,990,398	2,534,500
Total liabilities and stockholders' equity	$2,323,295	$2,885,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue
Products	$68,763	$67,296	$181,173	$205,011
Services	104,046	98,652	305,087	287,704
Total revenue	172,809	165,948	486,260	492,715
Cost of revenue
Products	47,555	42,747	126,051	136,855
Services	56,198	55,196	166,256	160,754
Total cost of revenue	103,753	97,943	292,307	297,609
Gross profit	69,056	68,005	193,953	195,106
Operating expenses
Research and development	7,913	8,968	25,113	25,024
Selling, general and administrative	73,833	75,465	230,723	241,356
Impairment of goodwill and intangible assets	—	—	115,975	—
Contingent consideration - fair value adjustments	—	(1,404)	—	(18,549)
Restructuring charges	2,064	812	10,528	3,773
Total operating expenses	83,810	83,841	382,339	251,604
Operating loss	(14,754)	(15,836)	(188,386)	(56,498)
Other income
Interest income, net	8,004	11,347	27,650	32,406
Other income (expense), net	(282)	819	650	(704)
Loss before income taxes	(7,032)	(3,670)	(160,086)	(24,796)
Income tax benefit	(450)	(1,207)	(900)	(9,107)
Loss from continuing operations	(6,582)	(2,463)	(159,186)	(15,689)
Income (loss) from discontinued operations, net of tax	—	993	—	(1,943)
Net loss	$(6,582)	$(1,470)	$(159,186)	$(17,632)
Basic net loss per share:
Loss from continuing operations	$(0.12)	$(0.04)	$(2.90)	$(0.23)
Income (loss) from discontinued operations, net of tax	—	0.02	—	(0.03)
Basic net loss per share	$(0.12)	$(0.02)	$(2.90)	$(0.26)
Diluted net loss per share:
Loss from continuing operations	$(0.12)	$(0.04)	$(2.90)	$(0.23)
Income (loss) from discontinued operations, net of tax	—	0.02	—	(0.03)
Diluted net loss per share	$(0.12)	$(0.02)	$(2.90)	$(0.26)
Weighted average shares used in computing net loss per share:
Basic	52,963	63,432	54,914	68,494
Diluted	52,963	63,432	54,914	68,494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss	$(6,582)	$(1,470)	$(159,186)	$(17,632)
Other comprehensive income (loss), net of tax
Net investment hedge currency translation adjustment, net of tax effects of $(109) and $2,728 for the three and nine months ended June 30, 2024, respectively, and $(75) and $(24,315) for the three and nine months ended June 30, 2023, respectively	317	(218)	(7,971)	(70,478)
Foreign currency translation adjustments	(4,000)	1,876	21,725	113,140
Changes in unrealized gains on marketable securities, net of tax effects of $(179) and $(1,300) for the three and nine months ended June 30, 2024, respectively, and $23 and $1,418 for the three and nine months ended June 30, 2023, respectively	523	67	3,799	4,109
Actuarial loss on pension plans, net of tax effects of $3 and $7 during the three and nine months ended June 30, 2024, respectively, and $0 during each of the three and nine months ended June 30, 2023	(7)	—	(22)	—
Total other comprehensive income (loss), net of tax	(3,167)	1,725	17,531	46,771
Comprehensive income (loss)	$(9,749)	$255	$(141,655)	$29,139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(159,186)	$(17,632)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	66,899	63,443
Impairment of goodwill and intangible assets	115,975	—
Non-cash write-offs of assets	10,745	—
Stock-based compensation	12,622	10,091
Contingent consideration adjustment	—	(18,549)
Amortization and accretion on marketable securities	(4,706)	(6,942)
Deferred income taxes	(12,478)	(25,149)
Purchase accounting impact on inventory	—	8,737
Loss on disposals of property, plant and equipment	297	37
Changes in operating assets and liabilities:
Accounts receivable	(10,923)	29,028
Inventories	11,433	(4,104)
Accounts payable	2,831	(13,193)
Deferred revenue	(1,635)	2,496
Accrued warranty and retrofit costs	(1,080)	1,412
Accrued compensation and tax withholdings	(2,825)	(15,830)
Accrued restructuring costs	1,125	311
Other assets and liabilities	7,484	(36,578)
Net cash provided by (used in) operating activities	36,578	(22,422)
Cash flows from investing activities
Purchases of property, plant and equipment	(25,339)	(29,218)
Purchases of marketable securities	(378,275)	(236,194)
Sales and maturities of marketable securities	431,544	951,504
Net investment hedge settlement	1,476	29,313
Acquisitions, net of cash acquired	—	(386,508)
Net cash provided by investing activities	29,406	328,897
Cash flows from financing activities
Payments of finance leases	(584)	(181)
Withholding tax payments on net share settlements on equity awards	—	(4,924)
Proceeds from Employee Stock Purchase Plan	1,678	—
Share repurchases	(412,755)	(672,116)
Net cash used in financing activities	(411,661)	(677,221)
Effects of exchange rate changes on cash and cash equivalents	8,495	65,610
Net decrease in cash, cash equivalents and restricted cash	(337,182)	(305,136)
Cash, cash equivalents and restricted cash, beginning of period	684,045	1,041,296
Cash, cash equivalents and restricted cash, end of period	$346,863	$736,160
Supplemental disclosures:
Cash paid for income taxes, net	6,710	41,064
Purchases of property, plant and equipment included in accounts payable and accrued expenses	2,203	2,437
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets

	June 30,	September 30,
	2024	2023
Cash and cash equivalents of continuing operations	$336,543	$678,910
Short-term restricted cash included in prepaid expenses and other current assets	2,771	4,650
Long-term restricted cash included in other assets	7,549	485
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$346,863	$684,045

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(In thousands, except share data)

		Common		Accumulated
	Common	Stock at	Additional	Other
	Stock	Par	Paid-In	Comprehensive	Retained	Treasury	Total
	Shares	Value	Capital	Income (Loss)	Earnings	Stock	Equity

Balance March 31, 2024	68,075,910	$681	$999,333	$(41,728)	$1,488,405	$(223,820)	$2,222,871
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	6,855	—	1,678	—	—	—	1,678
Open market repurchases	(4,225,825)	(42)	—	—	—	(228,178)	(228,220)
Retirement of treasury shares	—	—	(246,560)	—	—	246,560	—
Stock-based compensation	—	—	3,818	—	—	—	3,818
Net loss	—	—	—	—	(6,582)	—	(6,582)
Net investment hedge currency translation adjustment, net of tax	—	—	—	317	—	—	317
Foreign currency translation adjustments	—	—	—	(4,000)	—	—	(4,000)
Changes in unrealized gains on marketable securities, net of tax	—	—	—	523	—	—	523
Actuarial loss on pension plans, net of tax	—	—	—	(7)	—	—	(7)
Balance June 30, 2024	63,856,940	$639	$758,269	$(44,895)	$1,481,823	$(205,438)	$1,990,398

Balance March 31, 2023	82,602,702	$826	$1,495,118	$(38,870)	$1,639,109	$(200,956)	$2,895,227
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	8,713	0	(18)	—	—	—	(18)
Accelerated share repurchase	(3,981,921)	—	—	—	—	(1,637)	(1,637)
Open market repurchases	(3,972,634)	—	—	—	—	(174,322)	(174,322)
Retirement of treasury shares	—	(80)	(175,880)	—	—	175,959	—
Stock-based compensation	—	—	3,995	—	—	—	3,995
Net loss	—	—	—	—	(1,470)	—	(1,470)
Net investment hedge currency translation adjustment, net of tax	—	—	—	(218)	—	—	(218)
Foreign currency translation adjustments	—	—	—	1,876	—	—	1,876
Changes in unrealized gains (losses) on marketable securities, net of tax	—	—	—	67	—	—	67
Balance June 30, 2023	74,656,860	$747	$1,323,215	$(37,145)	$1,637,639	$(200,956)	$2,723,500

		Common		Accumulated
	Common	Stock at	Additional	Other
	Stock	Par	Paid-In	Comprehensive	Retained	Treasury	Total
	Shares	Value	Capital	Income (Loss)	Earnings	Stock	Equity

Balance September 30, 2023	71,294,247	$713	$1,156,160	$(62,426)	$1,641,009	$(200,956)	$2,534,500
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	224,802	3	1,675	—	—	—	1,678
Open market repurchases	(7,662,109)	(54)	—	—	—	(416,693)	(416,747)
Retirement of treasury shares	—	(23)	(412,188)	—	—	412,211	—
Stock-based compensation	—	—	12,622	—	—	—	12,622
Net loss	—	—	—	—	(159,186)	—	(159,186)
Net investment hedge currency translation adjustment, net of tax	—	—	—	(7,971)	—	—	(7,971)
Foreign currency translation adjustments	—	—	—	21,725	—	—	21,725
Changes in unrealized gains on marketable securities, net of tax	—	—	—	3,799	—	—	3,799
Actuarial loss on pension plans, net of tax	—	—	—	(22)	—	—	(22)
Balance June 30, 2024	63,856,940	$639	$758,269	$(44,895)	$1,481,823	$(205,438)	$1,990,398

Balance September 30, 2022	88,482,125	$885	$1,992,017	$(83,916)	$1,655,356	$(200,956)	$3,363,386
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	219,424	2	(3,074)	—	—	—	(3,072)
Accelerated share repurchase	(10,072,055)	—	—	—	—	(501,637)	(501,637)
Open market repurchases	(3,972,634)	—	—	—	—	(174,322)	(174,322)
Retirement of treasury shares	—	(140)	(675,819)	—	—	675,959	—
Stock-based compensation	—	—	10,091	—	—	—	10,091
Net loss	—	—	—	—	(17,632)	—	(17,632)
Net investment hedge currency translation adjustment, net of tax	—	—	—	(70,478)	—	—	(70,478)
Foreign currency translation adjustments	—	—	—	113,140	—	—	113,140
Changes in unrealized gains on marketable securities, net of tax	—	—	—	4,109	—	—	4,109
Other	—	—	—	—	(85)	—	(85)
Balance June 30, 2023	74,656,860	$747	$1,323,215	$(37,145)	$1,637,639	$(200,956)	$2,723,500

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

Foreign Currency Translation

Certain transactions of the Company and its subsidiaries are denominated in currencies other than their functional currency. Foreign currency exchange gains (losses) generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other income” in the Condensed Consolidated Statements of Operations. Net foreign currency transaction and remeasurement losses were $0.8 million and gains were $0.1 million for the three months ended June 30, 2024 and 2023, respectively. Net foreign currency transaction and remeasurement losses were $1.7 million and $2.7 million during the nine months ended June 30, 2024 and 2023, respectively.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires the disclosure of incremental segment information on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the standard to determine the impact of adoption on its disclosures; the Company does not expect that the standard will have an impact on the Company's consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU is intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This update is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. The Company is currently evaluating the standard to determine the impact of adoption on its disclosures; the Company does not expect that the standard will have an impact on the Company's consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements-Amendments to Remove References to the Concepts Statements. The ASU contains amendments to the ASC that remove references to various FASB Concepts Statements. This update is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its disclosures; the Company does not expect that the standard will have an impact on the Company's consolidated financial statements.

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

Other

For further information regarding the Company’s significant accounting policies, please refer to Note 2, Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2023 Annual Report on Form 10-K. There were no material changes to the Company’s critical accounting policies during the nine months ended June 30, 2024.

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

The acquired intangible assets and goodwill are subject to review for impairment if indicators of impairment develop and otherwise at least annually. See Note 6, Goodwill and Intangible Assets below for information about the impairment of this goodwill during the nine months ended June 30, 2024.

4. Marketable Securities

The Company had sales and maturities of marketable securities of $241.0 million and $223.3 million in the three months ended June 30, 2024 and 2023, respectively. The Company had sales and maturities of marketable securities of $431.5 million and $951.5 million in the nine months ended June 30, 2024 and 2023, respectively. There were insignificant realized gains or losses in each of the three months ended  June 30, 2024 and 2023 on the sale and maturity of marketable securities. There were insignificant and $0.8 million realized losses in the nine months ended June 30, 2024 and 2023, respectively, on the sale and maturity of marketable securities.

The following is a summary of the amortized cost and the fair value, including accrued interest receivable as well as unrealized gains (losses) on the short-term and long-term marketable securities as of June 30, 2024 and  September 30, 2023 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
June 30, 2024:
U.S. Treasury securities and obligations of U.S. government agencies	$298,843	$(786)	$—	$298,057
Bank certificates of deposit	5,422	(44)	—	5,378
Corporate securities	103,869	(941)	—	102,928
Municipal securities	1,019	—	—	1,019
	$409,153	$(1,771)	$—	$407,382
September 30, 2023:
U.S. Treasury securities and obligations of U.S. government agencies	$227,804	$(2,573)	$—	$225,231
Bank certificates of deposit	8,122	(170)	—	7,952
Corporate securities	221,155	(4,127)	—	217,028
	$457,081	$(6,870)	$—	$450,211

The fair values of the marketable securities by contractual maturities as of June 30, 2024 were as follows (in thousands):

	Amortized
	Cost	Fair Value
Due in one year or less	$260,690	$259,296
Due after one year through five years	144,955	144,578
Due after five years through ten years	—	—
Due after ten years	3,508	3,508
Total marketable securities	$409,153	$407,382

Expected maturities could differ from contractual maturities because the security issuers may have the right to prepay obligations without prepayment penalties.

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. The Company does not believe any unrealized losses represent impairments based on its evaluation of the available evidence.

5. Derivative Instruments

The Company has transactions and balances denominated in currencies other than the functional currency of the transacting entity. Most of these transactions carry foreign exchange risk in Germany, the United Kingdom and China. The Company enters into foreign exchange contracts to reduce its exposure to currency fluctuations. Net gains and losses related to foreign exchange contracts are recorded as a component of “Other income” in the Condensed Consolidated Statements of Operations and are as follows for the three and nine months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Realized gains (losses) on derivatives not designated as hedging instruments	$(415)	$182	$(2,202)	$(1,930)

The notional amounts of the Company’s derivative instruments as of June 30, 2024 and  September 30, 2023 were as follows (in thousands):

		June 30,	September 30,
	Hedge Designation	2024	2023

Cross-currency swap	Net Investment Hedge	$75,978	$436,360
Foreign exchange contracts	Undesignated	61,866	184,800

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

The cross-currency swaps were recorded as a derivative asset as of June 30, 2024 and  September 30, 2023 in the Condensed Consolidated Balance Sheets.

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

Interest earned on the cross-currency swap is recorded within “Interest income, net” in the Condensed Consolidated Statements of Operations. For the three months ended June 30, 2024 and 2023, the Company recorded interest income of $0.3 million and $1.8 million, respectively, on these instruments. For the nine months ended June 30, 2024 and 2023, the Company recorded interest income of $3.4 million and $7.1 million, respectively, on these instruments.

6. Goodwill and Intangible Assets

The Company conducts an impairment assessment annually on April 1, or more frequently if impairment indicators are present. Changes to the Company’s operating segments effective October 1, 2023 resulted in a change to the Company’s reporting units, which are aligned to the Company’s operating and reportable segments (as further described in Note 15, Segment and Geographic Information below).

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

During the second quarter of fiscal year 2024, as part of the Company’s routine long-term planning process, the Company assessed several events and circumstances that could affect the significant inputs used to determine the fair value of its reporting units, including updates to forecasted cash flows, the impact of the Company’s planned transformation initiatives and the overall change in the economic climate since its last impairment assessment in October 2023. The Company concluded it was more likely than not the fair value of the Company’s B Medical Systems segment was less than its carrying amount resulting from the reduction in the Company’s anticipated revenue growth rates for the current and subsequent years as compared to prior projections. As a result, the Company completed a quantitative goodwill impairment test for its reporting units in accordance with ASC 350, Intangibles – Goodwill as of March 31, 2024.

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

The results of the Company’s quantitative goodwill impairment analyses as of March 31, 2024 indicated an impairment of goodwill within its B Medical Systems reporting unit resulting in a non-cash impairment charge of $111.3 million recorded within "Impairment of goodwill and intangible assets" in its Condensed Consolidated Statements of Operations during the three months ended March 31, 2024. The Company concluded that there was no impairment to goodwill for the SMS and Multiomics reporting units as of March 31, 2024 or the annual impairment testing date of April 1, 2024.

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

	Sample
	Management		B Medical
	Solutions	Multiomics	Systems	Total
Balance - October 1, 2023	$478,601	$196,760	$108,978	$784,339
Impairment	—	—	(111,317)	(111,317)
Currency translation adjustments	4,330	—	2,339	6,669
Balance - June 30, 2024	$482,931	$196,760	$—	$679,691

Accumulated goodwill impairments, June 30, 2024	$—	$—	$(111,317)	$(111,317)

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

The components of the Company’s identifiable intangible assets as of June 30, 2024 and  September 30, 2023 are as follows (in thousands):

	June 30, 2024			September 30, 2023
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Patents	$1,226	$1,190	$36	$1,226	$1,175	$51
Completed technology	217,691	74,588	143,103	215,430	56,021	159,409
Trademarks and trade names	6,721	2,624	4,097	6,630	1,445	5,185
Non-competition agreements	—	—	—	681	568	113
Customer relationships	284,688	178,449	106,239	290,800	161,257	129,543
Other intangibles	656	656	—	869	869	—
Total	$510,982	$257,507	$253,475	$515,636	$221,335	$294,301

Amortization expense for intangible assets was $12.9 million and $12.2 million, respectively, for the three months ended June 30, 2024 and 2023. Amortization expense for intangible assets was $38.5 million and $36.1 million, respectively, for the nine months ended June 30, 2024 and 2023.

During the second quarter of fiscal year 2024, the Company discontinued its sample sourcing product offering (a product line within the SMS segment). As a result, the Company recorded a $4.7 million impairment of intangible assets related to the sample sourcing business within "Impairment of goodwill and intangible assets" in its Condensed Consolidated Statements of Operations during the three months ended March 31, 2024.

Estimated future amortization expense for the intangible assets for the remainder of fiscal year 2024 and the subsequent five fiscal years is as follows (in thousands):

Remainder of fiscal year 2024	$12,623
2025	48,675
2026	44,230
2027	36,198
2028	29,906
2029	24,264

7. Restructuring

2024 Restructuring Plan

In the second quarter of fiscal year 2024, the Company launched initiatives designed to optimize resources for future growth and improve efficiency across its organization. The focus of the initiatives is to improve the Company’s profitability, which includes facilities consolidation, portfolio optimization, and organization structure simplification. The Company expects to complete the activities included in these initiatives by the end of fiscal year 2026. As of the date of issuance of the financial statements for the quarterly period ended June 30, 2024, the Company has not identified restructuring actions related to these initiatives that will result in additional material charges. The Company expects to identify additional actions as it further refines its plan, and the related initiatives in future periods will be recorded when specified criteria are met, including but not limited to, communication of benefit arrangements or when the costs have been incurred.

The majority of the restructuring expenses associated with the initiatives described above for the three and nine months ended June 30, 2024 are severance and related costs, operating lease related right-of-use (“ROU”) asset abandonment, and fixed assets and other asset write-offs. Of the total restructuring expenses in the nine months ended June 30, 2024, $4.9 million is related to B Medical Systems segment; $2.6 million is related to SMS segment; $3.0 million is the Company’s headquarters operating lease related ROU asset abandonment and corporate related severance costs.

2023 Cost Savings Plans

In the second and third quarters of fiscal year 2023, the Company announced cost savings plans designed to position the Company to meet the needs of its customers and accelerate growth of the business.

The restructuring expenses associated with the 2023 cost savings plans for the three and nine months ended June 30, 2023 are severance and related costs.

The following table sets forth restructuring charges recognized for the three and nine months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Severance and related costs	$1,216	$812	$4,447	$3,773
Property, plant and equipment and other asset write-offs	489	—	4,151	—
ROU asset abandonment	—	—	901	—
Other	359	—	1,029	—
Total restructuring charges	$2,064	$812	$10,528	$3,773

The following table sets forth the activity in the severance and related costs accruals for the nine months ended June 30, 2024 and 2023 (in thousands):

	Nine Months Ended June 30,
	2024	2023
Balance at beginning of period	$1,011	$462
Provisions	4,447	3,773
Payments	(3,314)	(3,442)
Balance at end of period	$2,144	$793

8. Supplementary Balance Sheet Information

Inventories

The following is a summary of inventories at June 30, 2024 and  September 30, 2023 (in thousands):

	June 30,	September 30,
	2024	2023

Raw materials and purchased parts	$56,341	$59,861
Work-in-process	10,504	11,400
Finished goods	48,425	56,937
Total inventories	$115,270	$128,198

Inventory reserves were $9.0 million and $5.0 million, respectively, at June 30, 2024 and  September 30, 2023.

Warranty and Retrofit Costs

The following is a summary of product and warranty retrofit activity for the nine months ended June 30, 2024 and 2023 (in thousands):

	Nine Months Ended June 30,
	2024	2023

Balance at beginning of period	$10,223	$2,890
Adjustment for acquisitions	—	2,303
Accruals for warranties during the period	1,031	3,936
Costs incurred during the period	(1,903)	(2,871)
Balance at end of period	$9,351	$6,258

9. Stockholders’ Equity

Share Repurchases

During the three months ended June 30, 2024, the Company repurchased 4.2 million shares of common stock for $225.9 million (excluding fees, commissions, and excise tax) pursuant to the 2022 share repurchase authorization. During the nine months ended June 30, 2024, the Company repurchased 7.7 million shares of common stock for $412.6 million (excluding fees, commissions, and excise tax) pursuant to the 2022 share repurchase authorization. As of June 30, 2024, the Company accrued $3.9 million for excise tax related to share repurchases, which is considered an additional cost of the share repurchases and a reduction to stockholders’ equity in the Condensed Consolidated Balance Sheets.

Accumulated Other Comprehensive Income (Loss)

The following is a summary of the components of accumulated other comprehensive income (loss), net of tax for the nine months ended June 30, 2024 and 2023 (in thousands):

		Unrealized
		Gains (Losses)
		on Available-	Gains (Losses)	Pension
	Currency	for-Sale	on Derivative	Liability
	Translation	Securities	asset	Adjustments
	Adjustments	Net of tax	Net of tax	Net of tax	Total
Balance at September 30, 2022	$(165,694)	$(10,909)	$93,020	$(333)	$(83,916)
Other comprehensive income (loss) before reclassifications	113,140	4,109	(70,478)	—	46,771
Balance at June 30, 2023	$(52,554)	$(6,800)	$22,542	$(333)	$(37,145)

		Unrealized
		Gains (Losses)
		on Available-	Gains (Losses)	Pension
	Currency	for-Sale	on Derivative	Liability
	Translation	Securities	asset	Adjustments
	Adjustments	Net of tax	Net of tax	Net of tax	Total
Balance at September 30, 2023	$(88,448)	$(5,135)	$31,487	$(330)	$(62,426)
Other comprehensive income (loss) before reclassifications	21,725	3,799	(7,971)	(88)	17,465
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	66	66
Balance at June 30, 2024	$(66,723)	$(1,336)	$23,516	$(352)	$(44,895)

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

10. Revenue from Contracts with Customers

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers in a manner that depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following is revenue by significant business line for the three and nine months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Significant Business Line
Multiomics	$63,619	$63,846	$188,556	$187,172
Core Products (1)	49,440	47,810	143,170	139,386
Sample Repository Solutions	31,233	27,531	90,646	82,452
B Medical Systems	28,517	26,761	63,888	83,705
Total revenue	$172,809	$165,948	$486,260	$492,715

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

Contract Assets. Contract assets represent rights to consideration in exchange for products or services that have been transferred by the Company and payment is conditional on something other than the passage of time. These amounts typically relate to contracts where the right to invoice the customer is not present until completion of the contract or the achievement of specified milestones and the value of the products or services transferred exceed this constraint. Contract assets are classified as current as they are expected to convert to cash within one year. Contract asset balances which are included within “Prepaid expenses and other current assets” in the Company’s Condensed Consolidated Balance Sheet, were $26.9 million and $24.2 million at June 30, 2024 and  September 30, 2023, respectively.

Contract Liabilities. Contract liabilities represent the Company’s obligation to transfer products or services to a customer for which consideration has been received, or for which an amount of consideration is due from the customer. Contract assets and liabilities are reported on a net basis at the contract level, depending on the contract’s position at the end of each reporting period. Contract liabilities are included within “Deferred revenue” in the Condensed Consolidated Balance Sheet. Contract liabilities were $33.3 million and $34.6 million at June 30, 2024 and  September 30, 2023, respectively. The Company recognized revenues of $29.4 million and $26.8 million in the nine months ended June 30, 2024 and 2023, respectively, that were included in the contract liability balance at the beginning of each period.

Remaining Performance Obligations. Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year and for which fulfillment of the contract has started as of the end of the reporting period. The aggregate amount of transaction consideration allocated to remaining performance obligations as of June 30, 2024 was $96.0 million. The following table summarizes when the Company expects to recognize the remaining performance obligations as revenue; the Company will recognize revenue associated with these performance obligations as transfer of control occurs (in thousands):

	As of June 30, 2024
	Less than 1 Year	Greater than 1 Year	Total
Remaining performance obligations	$77,637	$18,392	$96,029

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

2020 Equity Incentive Plan

The following table reflects the total stock-based compensation expense recorded during the three and nine months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Restricted stock units	$3,508	$3,604	$11,642	$8,997
Employee stock purchase plan	310	391	980	1,094
Total stock-based compensation expense	$3,818	$3,995	$12,622	$10,091

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the nine months ended June 30, 2024:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding as of September 30, 2023	718,954	$67.40
Granted	610,574	$55.68
Vested	(181,639)	$68.32
Forfeited	(322,588)	$63.07
Outstanding as of June 30, 2024	825,301	$60.22

The fair value of restricted stock units vested during the three and nine months ended June 30, 2024 was $0.4 million and $10.2 million, respectively. The fair value of restricted stock units vested during the three and nine months ended June 30, 2023 was $0.1 million and $9.7 million, respectively.

As of June 30, 2024, the future unrecognized stock-based compensation expense related to restricted stock units expected to vest is $22.7 million and is expected to be recognized over an estimated weighted average amortization period of 1.8 years.

Restricted stock units granted with performance goals may also have a required service period following the achievement of all or a portion of the performance goals. The following table reflects restricted stock units granted during the nine months ended June 30, 2024 and 2023:

	Nine Months Ended June 30,
	2024	2023
Time-based restricted stock units	220,641	311,609
Performance-based restricted stock units	389,933	278,457
Total units	610,574	590,066

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

In October 2023, the Company’s Board of Directors approved an amendment to the performance goals associated with the previously issued performance-based restricted stock units for all impacted employees, excluding members of the executive team. The performance goals, as amended, are more reflective of the current macroeconomic environment and consideration toward employee retention in the competitive life sciences industry. Before the amendment, the original performance goals were not expected to be satisfied. Subsequent to the amendment, vesting became probable based on the forecasted achievement of the amended performance goals. The amendment of these restricted stock units is treated as a modification with the total potential maximum compensation cost of $5.5 million recognized over the service period through November 2025. The Company recorded expense of $0.3 million and $1.0 million for the three and nine months ended June 30, 2024, respectively, related to the modified awards.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured and recorded at fair value on a recurring basis in the Condensed Consolidated Balance Sheets as of June 30, 2024 and  September 30, 2023 (in thousands):

	As of June 30, 2024
Description	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$147,502	$147,253	$249	$—
Available-for-sale securities	405,382	112,633	292,749	—
Convertible debt securities	2,000	—	—	2,000
Foreign exchange contracts	201	—	201	—
Net investment hedge	834	—	834	—
Total assets	$555,919	$259,886	$294,033	$2,000

	As of September 30, 2023
Description	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$525,952	$525,952	$—	$—
Available-for-sale securities	450,211	85,949	364,262	—
Foreign exchange contracts	44	—	44	—
Net investment hedge	13,036	—	13,036	—
Total assets	$989,243	$611,901	$377,342	$—
Liabilities:
Foreign exchange contracts	421	$—	$421	$—
Total liabilities	$421	$—	$421	$—

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

Convertible Debt Securities

In the third quarter of fiscal year 2024, the Company purchased $2.0 million principal amount of convertible notes issued by a private company. The convertible notes are loans to convert to an equity stake in the private company upon a predetermined conversion event. The Company has elected the fair value option in accordance with ASC 825, Financial Instruments ("ASC 825") to record the convertible notes. The fair value option under ASC 825 allows an entity to account for the entire financial instrument at fair value with subsequent changes in fair value recognized in earnings through the condensed consolidated statements of operations at each reporting date. The Company elected the fair value option methodology to account for the convertible notes because the Company believes it accurately reflects the value of the securities and embedded features in the financial statements. As of June 30, 2024, the fair value of the convertible notes was $2.0 million and is included in short-term marketable securities on the condensed consolidated balance sheets. The fair value determination is based on unobservable inputs (Level 3 on the fair value hierarchy) which were based on the best information available in the circumstance, including transaction pricing, recent acquisition, and market participant assumptions. The unobservable inputs used in the determination of the fair value of assets classified as Level 3 have an inherent measurement uncertainty that if changed could result in higher or lower fair value measurements of the assets as of the reporting date.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

In addition to assets and liabilities that are recorded at fair value on a recurring basis, impairment indicators may subject goodwill and long-lived assets to fair value measurement on a nonrecurring basis. As described in Note 6, Goodwill and Intangible Assets, as of June 30, 2024 the Company estimated the fair value of its reporting units using a DCF model. Because the inputs to the valuation model are largely unobservable and reflect the Company’s own assumptions, goodwill and long-lived assets are classified as Level 3.

13. Income Taxes

The Company recorded an income tax benefit of $0.5 million and $0.9 million during the three and nine months ended June 30, 2024, respectively. The tax benefit for the three months ended June 30, 2024 was driven by the Company's loss from operations. The tax benefit for the nine months ended June 30, 2024 was primarily driven by the pre-tax loss from operations offset by $1.7 million of charges related to a valuation allowance recorded against deferred tax assets in a foreign subsidiary, $0.5 million of stock compensation shortfall expense for tax deductions that were lower than the associated book compensation expense and $0.7 million of expenses related to a valuation allowance on beginning of year U.S. state deferred tax assets. The Company’s tax rate on the loss from operations was lower than statutory rates because the Company was not providing a full tax benefit on U.S. losses due to a partial valuation allowance being recorded against U.S. federal and state deferred tax assets during the current year. As a result of the valuation allowance, the benefit was reduced by $1.3 million and $9.6 million during the three and nine months ended June 30, 2024.

The Company recorded an income tax benefit of $1.2 million and $9.1 million, respectively, during the three and nine months ended June 30, 2023. The tax benefit for the three months ended  June 30, 2023 was primarily driven by the pre-tax loss from operations during the period. The tax benefit for the nine months ended June 30, 2023 was primarily driven by the pre-tax loss from operations and a $1.4 million deferred tax benefit resulting from the extension of a tax incentive in China. The effective tax rates for the three and nine months ended June 30, 2023 are slightly higher than statutory rates. The effective rates are driven higher than statutory rates by the discrete tax benefit in China noted above and the fair value adjustment of the contingent consideration related to the B Medical acquisition. The contingent consideration generated $18.5 million of pre-tax income that is not subject to income taxes, therefore, the tax benefit is being driven by a tax loss that is significantly higher than the book loss for these periods.

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

During the nine months ended June 30, 2024, the Company repatriated approximately $455.0 million in cash from its German subsidiary. The Company recorded net tax benefits in the amount of $3.2 million related to the repatriation. The benefit included $5.2 million related to deductible U.S. foreign exchange losses on the repatriation measured at the foreign exchange rate on the date of repatriation. This benefit was offset by $2.0 million of state income taxes, net of federal benefit that was recorded during fiscal year 2023. During the nine months ended June 30, 2024, the Company reversed the $2.9 million deferred tax asset due to changes in foreign exchange rates up to the repatriation date. The impact was recorded against other comprehensive income.

The Company has not provided deferred income taxes on the outside basis difference of any foreign subsidiary and maintains its general assertion of indefinite reinvestment regarding those subsidiaries and the remaining earnings of its German subsidiary as of June 30, 2024.

The Company maintains liabilities for unrecognized tax benefits based on its estimates and assumptions. The Company recognizes interest related to unrecognized tax benefits as a component of the income tax provision or benefit. The Company recognized minimal interest expense related to its unrecognized tax benefits during the three and nine months ended June 30, 2024.

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

14. Net Loss per Share

The calculations of basic and diluted net loss per share and basic and diluted weighted average shares outstanding are as follows for the three and nine months ended June 30, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Loss from continuing operations	$(6,582)	$(2,463)	$(159,186)	$(15,689)
Income (loss) from discontinued operations, net of tax	—	993	—	(1,943)
Net loss	(6,582)	(1,470)	(159,186)	(17,632)

Weighted average common shares outstanding used in computing basic loss per share	52,963	63,432	54,914	68,494
Weighted average common shares outstanding used in computing diluted loss per share	52,963	63,432	54,914	68,494

Basic net loss per share:
Loss from continuing operations	$(0.12)	$(0.04)	$(2.90)	$(0.23)
Income (loss) from discontinued operations, net of tax	—	0.02	—	(0.03)
Basic net loss per share	$(0.12)	$(0.02)	$(2.90)	$(0.26)

Diluted net loss per share:
Loss from continuing operations	$(0.12)	$(0.04)	$(2.90)	$(0.23)
Income (loss) from discontinued operations, net of tax	—	0.02	—	(0.03)
Diluted net loss per share	$(0.12)	$(0.02)	$(2.90)	$(0.26)

As a result of incurring a net loss from continuing operations for the three and nine months ended June 30, 2024 and 2023, outstanding restricted stock units and shares issued by the Company under the employee stock purchase plan were excluded from the computation of diluted loss per share as their effect would be antidilutive to earnings per share for continuing operations based on the treasury stock method.

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

Effective October 1, 2023, the Company realigned its organizational structure to three principal business segments to enhance its commercial strategy for accelerating growth and to enable additional profitability initiatives. These segments align with changes in how the Company’s CODM manages the business, allocates resources, and assesses performance. The Company’s operating and reportable segments consist of the following:

●

Sample Management Solutions. The SMS business resources operate as a single business unit offering end-to-end sample management products and services, including: Sample Repository Solutions and Core Products (Automated Stores, Cryogenic Systems, Automated Sample Tube, and Consumables and Instruments).

●	Multiomics. The Multiomics business resources operate as a single business unit offering genomic and other sample analysis services, including gene sequencing and gene synthesis.
●

B Medical Systems. The B Medical Systems business resources operate as a single business unit focused on the manufacturing and distribution of temperature-controlled storage and transportation solutions in international markets to governments, health institutions, and non-government organizations.

The segment realignment had no impact on the Company’s consolidated financial position, results of operations, or cash flows. All segment information is reflective of this new structure, and prior period information has been recast to conform to our current period presentation.

Management considers adjusted operating income (loss), which excludes charges related to amortization of intangible assets, purchase accounting impact on inventory, transformation costs, restructuring charges, goodwill and intangible asset impairment, fair value adjustments to contingent consideration, merger and acquisition costs and costs related to share repurchase, governance-related matters, and other unallocated corporate expenses, as the primary performance metric when evaluating each segment’s operations.

The following is the summary of the financial information for the Company’s reportable segments for the three and nine months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Sample Management Solutions	$80,673	$75,341	$233,816	$221,838
Multiomics	63,619	63,846	188,556	187,172
B Medical Systems	28,517	26,761	63,888	83,705
Total revenue	$172,809	$165,948	$486,260	$492,715

Adjusted operating income (loss):
Sample Management Solutions	$3,404	$813	$981	$(8,261)
Multiomics	(730)	(3,412)	(7,147)	(10,487)
B Medical Systems	1,908	1,520	(3,654)	4,456
Segment adjusted operating income (loss)	4,582	(1,079)	(9,820)	(14,292)

Amortization of completed technology	6,316	4,656	18,315	13,725
Purchase accounting impact on inventory	—	2,956	—	8,737
Amortization of other intangibles	6,621	7,522	20,136	22,403
Transformation costs (1)	4,255	21	8,742	(34)
Restructuring charges	2,064	812	10,528	3,773
Impairment of goodwill and intangible assets	—	—	115,975	—
Contingent consideration - fair value adjustments	—	(1,404)	—	(18,549)
Merger and acquisition costs and costs related to share repurchase (2)	74	219	4,821	12,075
Other unallocated corporate expenses	6	(25)	49	76
Total operating loss	(14,754)	(15,836)	(188,386)	(56,498)
Interest income, net	8,004	11,347	27,650	32,406
Other income (expense), net	(282)	819	650	(704)
Loss before income taxes	$(7,032)	$(3,670)	$(160,086)	$(24,796)

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

The Company has corrected the segment adjusted operating income (loss) for the three and nine months ended June 30, 2023, as certain corporate expenses that are not part of the Company’s CODM’s review of operating segment performance were improperly included in the previously disclosed segment adjusted operating income (loss). The previously disclosed amount of total segment adjusted operating income (loss) for the reportable segments was understated by $7.6 million and $24.1 million, respectively, for the three and nine months ended June 30, 2023. The total net loss before income taxes remained unchanged in each period.

The following is the summary of the asset information for the Company’s reportable segments as of June 30, 2024 and  September 30, 2023 (in thousands):

Assets:	June 30, 2024	September 30, 2023
Sample Management Solutions	$849,058	$675,708
Multiomics	458,578	534,437
B Medical Systems	230,754	511,640
Total assets	$1,538,390	$1,721,785

The following is a reconciliation of the segment assets to the corresponding amounts presented in the Condensed Consolidated Balance Sheets as of June 30, 2024 and  September 30, 2023 (in thousands):

	June 30,	September 30,
	2024	2023
Segment assets	$1,538,390	$1,721,785
Cash and cash equivalents, restricted cash and marketable securities	754,245	1,134,256
Deferred tax assets	1,231	571
Other assets	29,429	29,108
Total assets	$2,323,295	$2,885,720

Revenue from external customers is attributed to geographic areas based on locations in which the product is shipped. Net revenue by geographic area for the three and nine months ended June 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Geographic Location:
United States	$95,196	$89,199	$274,184	$263,488
Africa	21,988	19,052	48,442	44,889
China	14,528	13,522	43,072	38,909
United Kingdom	8,086	8,737	19,427	19,939
Rest of Europe	22,985	23,579	71,667	84,433
Asia Pacific/Other	10,026	11,859	29,468	41,057
Total revenue	$172,809	$165,948	$486,260	$492,715

The above table has been adjusted from previously reported to correct for a misclassification of revenue between China and other locations for the three and nine months ended June 30, 2023. The adjustment is immaterial and does not impact total revenue. The Company had one individual customer that accounted for 10% or more of its consolidated revenue for the three months ended June 30, 2024 and  June 30, 2023. The Company had one individual customer that accounted for 10% or more of its consolidated revenue for the nine months ended June 30, 2024 and 2023. This individual customer is the same for each period in 2024 and 2023, a distributor shipping to end users in approximately 30 countries, and is related to the B Medical segment. There were no customers that accounted for more than 10% of the Company’s accounts receivable balance as of June 30, 2024 and  September 30, 2023.

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

The Company accrued a liability of $2.5 million for the 2020 Claim and 2023 Claim of which $0.8 million was paid during the third quarter of fiscal year 2023. The 2020 Claim remains outstanding and $1.7 million remains in the balance of the accrued liability as of June 30, 2024.

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

Tariff Matter

With the assistance of a third-party consultant, during the first quarter of fiscal year 2021, the Company initiated a review of the value of transactions it used for intercompany imports into the United States from its GENEWIZ business. As a result of this review and a new interpretation surrounding the valuation method used to calculate the estimated transaction value, the Company revised its estimate of the tariffs owed and paid $5.9 million to the U.S. customs authorities during fiscal year 2022. The U.S. customers authorities completed the review and closed the matter related to the periods prior to November 2021. The U.S. customs authorities are currently in process of reviewing the Company’s calculation of tariffs for the periods after November 2021 to determine if any further tariffs are owed by the Company. The Company has revised its tariff calculation methodology to align with the new interpretation provided to it by U.S. customs authorities. The estimated amount owed to the U.S. customs authorities under this revised methodology for periods after November 2021 is $2.5 million and has been accrued in the Condensed Consolidated Balance Sheets.

Purchase Commitments

As of June 30, 2024, the Company had non-cancellable commitments of $71.4 million, comprised of purchase orders for inventory of $53.3 million and other operating expense commitments of $18.1 million.

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

Our MD&A is organized as follows:

●

Overview. This section provides a general description of our business and operating segments as well as a brief discussion and overall analysis of our business and financial performance, including key developments affecting us during the three and nine months ended June 30, 2024 and 2023.

●

Critical Accounting Policies and Estimates. This section discusses accounting policies and estimates that require us to exercise subjective or complex judgments in their application. We believe these accounting policies and estimates are important to understanding the assumptions and judgments incorporated in our reported financial results.

●	Results of Operations. This section provides an analysis of our financial results for the three and nine months ended June 30, 2024 compared to the three and nine months ended June 30, 2023.

●	Liquidity and Capital Resources. This section provides an analysis of our liquidity and changes in cash flows as well as a discussion of contractual commitments.

OVERVIEW

We are a leading global provider of biological and chemical compound sample exploration and management solutions for the life sciences industry. We entered the life sciences market in 2011, leveraging our in-house precision automation and cryogenics capabilities that we were then applying in the semiconductor manufacturing market. This led us to develop solutions for automated ultra-cold storage. Since then, we have expanded our life sciences offerings through internal investments and through a series of acquisitions. We now support our customers from research and clinical development to commercialization with our sample management, automated storage, vaccine cold storage and transport, as well as genomic services expertise to help our customers bring impactful therapies to market faster. We understand the importance of sample integrity and offer a broad portfolio of products and services supporting customers at every stage of the life cycle of samples including procurement, automated storage systems, genomic services and a multitude of sample consumables, informatics and data software, along with sample repository solutions. Our expertise, global footprint and leadership positions enable us to be a trusted global partner to pharmaceutical, biotechnology and life sciences research institutions. In total, we employ approximately 3,300 full-time employees, part-time employees and contingent workers worldwide as of June 30, 2024 and have sales in approximately 150 countries. We are headquartered in Burlington, Massachusetts and have operations in North America, Asia, and Europe.

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

Segments

Within our Sample Management Solutions segment, we operate as a single business unit offering end-to-end sample management products and services, including: Sample Repository Solutions and Core Products (Automated Stores, Cryogenic Systems, Automated Sample Tube and Consumables and Instruments). This portfolio provides customers with a high level of sample quality, security, availability, intelligence and integrity throughout the lifecycle of samples, providing customers with complete end-to-end “cold chain of custody” capabilities. We also offer expert-level consultation services to our clients throughout their experimental design and implementation processes.

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

Business and Financial Performance

Basis of Presentation

Our condensed consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

Financial Performance

Our performance for the three and nine months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
In thousands	2024	2023	2024	2023
Revenue	$172,809	$165,948	$486,260	$492,715
Cost of revenue	103,753	97,943	292,307	297,609
Gross profit	69,056	68,005	193,953	195,106
Operating expenses
Research and development	7,913	8,968	25,113	25,024
Selling, general and administrative	73,833	75,465	230,723	241,356
Impairment of goodwill and intangible assets	—	—	115,975	—
Contingent consideration - fair value adjustments	—	(1,404)	—	(18,549)
Restructuring charges	2,064	812	10,528	3,773
Total operating expenses	83,810	83,841	382,339	251,604
Operating loss	(14,754)	(15,836)	(188,386)	(56,498)
Other income
Interest income, net	8,004	11,347	27,650	32,406
Other income (expense), net	(282)	819	650	(704)
Loss before income taxes	(7,032)	(3,670)	(160,086)	(24,796)
Income tax benefit	(450)	(1,207)	(900)	(9,107)
Loss from continuing operations	(6,582)	(2,463)	(159,186)	(15,689)
Income (loss) from discontinued operations, net of tax	—	993	—	(1,943)
Net loss	$(6,582)	$(1,470)	$(159,186)	$(17,632)

Three months ended June 30, 2024 compared to three months ended June 30, 2023

Revenue increased 4% for the three months ended June 30, 2024 compared to the corresponding period in the prior fiscal year, driven by increased revenue in the Sample Management Solutions and B Medical Systems segments, while revenue in the Multiomics segment remained flat. Gross margin was 40% for the three months ended June 30, 2024 compared to 41% for the corresponding period in the prior fiscal year, driven by higher amortization expense and transformation costs in the current period as well as purchase accounting impacts to inventory in the prior year period which did not reoccur, partially offset by higher revenue and operational efficiencies. Operating expenses remained flat during the three months ended June 30, 2024 compared to the corresponding period in the prior fiscal year driven by decreased research and development and selling, general and administrative expenses, offset by increased restructuring charges related to the Company's cost reduction initiatives launched in fiscal year 2024. Additionally, we recognized a benefit of $1.4 million of fair value contingent consideration adjustments related to the B Medical Systems segment in the three months ended June 30, 2023 which did not reoccur in fiscal year 2024. We generated a net loss of $6.6 million for the three months ended June 30, 2024 compared to a net loss of $1.5 million for the three months ended June 30, 2023, primarily driven by the decrease in interest and other income.

Nine months ended June 30, 2024 compared to nine months ended June 30, 2023

Revenue decreased 1% for the nine months ended June 30, 2024 compared to the corresponding period in the prior fiscal year, driven by decreased revenue in the B Medical Systems segment, partially offset by increased revenue in the Sample Management Solutions and Multiomics segments. Gross margin was 40% for the nine months ended June 30, 2024, which is consistent with the corresponding period in the prior fiscal year. Gross margin in the 2024 period was driven by margin expansion in the Sample Management Solutions and Multiomics segments, offset by margin pressure from decreased revenue in the B Medical Systems segment. Operating expenses increased $131 million during the nine months ended June 30, 2024 compared to the corresponding period in the prior fiscal year, primarily due to the non-cash impairment of goodwill and intangible assets and increased restructuring charges recognized in the nine months ended June 30, 2024, partially offset by decreased selling, general and administrative expenses. Additionally, we recognized a benefit of $18.5 million of fair value contingent consideration adjustments related to the B Medical Systems segment in the nine months ended June 30, 2023 which did not reoccur in fiscal year 2024. We generated a net loss of $159.2 million for the nine months ended June 30, 2024 compared to a net loss of $17.6 million for the nine months ended June 30, 2023, primarily driven by the impairment of goodwill and intangible assets, a lower income tax benefit, and decreased interest income.

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

RESULTS OF OPERATIONS

Please refer to the commentary provided below for further discussion and analysis of the factors contributing to our results from operations for the three and nine months ended June 30, 2024 compared to the three and nine months ended June 30, 2023.

Non-GAAP Financial Measures

Non- GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. Management adjusts the GAAP results for the impact of amortization of intangible assets, purchase accounting impact on inventory, transformation costs, restructuring charges, goodwill and intangible asset impairment, fair value adjustments to contingent consideration, governance-related matters, merger and acquisition costs and costs related to share repurchase, and other unallocated corporate expenses to provide investors better perspective on the results of operations which the Company believes is more comparable to the similar analysis provided by its peers. Management also excludes special charges and gains, such as gains and losses from the sale of assets, certain tax benefits and charges, as well as other gains and charges that are not representative of the normal operations of the business. Management strongly encourages investors to review our financial statements and publicly filed reports in their entirety and not rely on any single measure. A reconciliation of non-GAAP measures to the most nearly comparable GAAP measures is included under “Operating Loss” and “Gross Margin” below.

Revenue

Our revenue performance for the three and nine months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,			Nine Months Ended June 30,
			% Change			% Change
In thousands, except percentages	2024	2023	2024 v. 2023	2024	2023	2024 v. 2023
Sample Management Solutions	$80,673	$75,341	7.1%	$233,816	$221,838	5.4%
Multiomics	63,619	63,846	(0.4)%	188,556	187,172	0.7%
B Medical Systems	28,517	26,761	6.6%	63,888	83,705	(23.7)%
Total revenue	$172,809	$165,948	4.1%	$486,260	$492,715	(1.3)%

Three months ended June 30, 2024 compared to three months ended June 30, 2023

Revenue for the three months ended June 30, 2024 increased 4% compared to the corresponding prior fiscal year period, driven by 7% increases in both our Sample Management Solutions and B Medical Systems segments, while revenue in our Multiomics segment remained flat.

Our B Medical Systems segment revenue for the three months ended June 30, 2024 increased 7% compared to the corresponding prior fiscal year period, primarily due to the timing of orders for cold chain equipment.

Our Sample Management Solutions segment revenue for the three months ended June 30, 2024 increased 7% compared to the corresponding prior fiscal year period driven by revenue growth in the Cryogenic Systems, Consumables and Instruments and Sample Repository Solutions businesses, partially offset by a decline in Clinical Stores.

Our Multiomics segment revenue for the three months ended June 30, 2024 remained flat compared to the corresponding prior fiscal year period driven by revenue growth in Next Generation Sequencing and Gene Synthesis, offset by a decline in Sanger sequencing services.

Revenue generated outside the United States was $77.6 million, or 45% of total revenue, for the three months ended June 30, 2024 compared to $76.1 million, or 46% of total revenue, for the corresponding period in the prior fiscal year.

Nine months ended June 30, 2024 compared to nine months ended June 30, 2023

Revenue for the nine months ended June 30, 2024 decreased 1% compared to the corresponding period in the prior fiscal year, driven by a 24% decrease in our B Medical Systems segment, partially offset by a 5% increase in our Sample Management Solutions segment and a 1% increase in our Multiomics segment.

Our B Medical Systems segment revenue for the nine months ended June 30, 2024 decreased 24% compared to the corresponding prior fiscal year period, primarily due to the timing of orders for cold chain equipment.

Our Sample Management Solutions segment revenue for the nine months ended June 30, 2024 increased 5% compared to the corresponding prior fiscal year period driven by revenue growth in the Automated Stores and Sample Repository Solutions businesses.

Our Multiomics segment revenue for the nine months ended June 30, 2024 increased 1% compared to the corresponding prior fiscal year period driven by revenue growth in Next-Generation Sequencing and Gene Synthesis, partially offset by a decline in Sanger sequencing services.

Revenue generated outside the United States was $212.1 million, or 44% of total revenue, for the nine months ended June 30, 2024 compared to $228.5 million, or 46% of total revenue, for the corresponding period in the prior fiscal year.

Operating Loss

Our operating loss performance for the three and nine months ended June 30, 2024 and 2023 is as follows (in thousands, except percentages):

	Three Months Ended June 30,
	Sample Management Solutions		Multiomics		B Medical Systems
	2024	2023	2024	2023	2024	2023
Revenue:	$80,673	$75,341	$63,619	$63,846	$28,517	$26,761

Operating income (loss):
Operating income (loss)	$2,469	$70	$(1,768)	$(4,632)	$(5,142)	$(4,129)
Amortization of completed technology	1,010	744	1,038	1,220	4,268	2,692
Purchase accounting impact on inventory	—	—	—	—	—	2,956
Amortization of other intangibles	51	(1)	—	—	—	1
Transformation costs(1)	(127)	—	—	—	2,783	—
Other adjustment	1	—	—	—	(1)	—
Total adjusted operating income (loss)	$3,404	$813	$(730)	$(3,412)	$1,908	$1,520
Operating margin	3.1%	0.1%	(2.8)%	(7.3)%	(18.0)%	(15.4)%
Adjusted operating margin	4.2%	1.1%	(1.1)%	(5.3)%	6.7%	5.7%

	Three Months Ended June 30,
	Segment		Corporate		Azenta Total
	2024	2023	2024	2023	2024	2023
Revenue:	$172,809	$165,948	$—	$—	$172,809	$165,948

Operating income (loss):
Operating loss	$(4,441)	$(8,691)	$(10,313)	$(7,145)	$(14,754)	$(15,836)
Amortization of completed technology	6,316	4,656	—	—	6,316	4,656
Purchase accounting impact on inventory	—	2,956	—	—	—	2,956
Amortization of other intangibles	51	—	6,570	7,522	6,621	7,522
Transformation costs(1)	2,656	—	1,599	21	4,255	21
Restructuring charges	—	—	2,064	812	2,064	812
Contingent consideration - fair value adjustments	—	—	—	(1,404)	—	(1,404)
Merger and acquisition costs and costs related to share repurchase(2)	—	—	74	219	74	219
Other adjustment	—	—	(1)	(2)	(1)	(2)
Total adjusted operating income (loss)	$4,582	$(1,079)	$(7)	$23	$4,575	$(1,056)
Operating margin	(2.6)%	(5.2)%			(8.5)%	(9.5)%
Adjusted operating margin	2.7%	(0.7)%			2.6%	(0.6)%

	Nine Months Ended June 30,
	Sample Management Solutions		Multiomics		B Medical Systems
	2024	2023	2024	2023	2024	2023
Revenue:	$233,816	$221,838	$188,556	$187,172	$63,888	$83,705

Operating income (loss):
Operating loss	$(2,259)	$(10,627)	$(10,264)	$(14,150)	$(19,133)	$(13,604)
Amortization of completed technology	2,853	2,106	3,117	3,661	12,345	7,957
Purchase accounting impact on inventory	—	—	—	—	—	8,737
Amortization of other intangibles	154	259	—	—	—	1,366
Transformation costs(1)	231	—	—	—	3,134	—
Other adjustment	2	1	—	2	—	—
Total adjusted operating income (loss)	$981	$(8,261)	$(7,147)	$(10,487)	$(3,654)	$4,456
Operating margin	(1.0)%	(4.8)%	(5.4)%	(7.6)%	(29.9)%	(16.3)%
Adjusted operating margin	0.4%	(3.7)%	(3.8)%	(5.6)%	(5.7)%	5.3%

	Nine Months Ended June 30,
	Segment		Corporate		Azenta Total
	2024	2023	2024	2023	2024	2023
Revenue:	$486,260	$492,715	$—	$—	$486,260	$492,715

Operating loss:
Operating loss	$(31,656)	$(38,381)	$(156,730)	$(18,117)	$(188,386)	$(56,498)
Amortization of completed technology	18,315	13,724	—	1	18,315	13,725
Purchase accounting impact on inventory	—	8,737	—	—	—	8,737
Amortization of other intangibles	154	1,625	19,982	20,778	20,136	22,403
Transformation costs(1)	3,365	—	5,377	(34)	8,742	(34)
Restructuring charges	—	—	10,528	3,773	10,528	3,773
Impairment of goodwill and intangible assets	—	—	115,975	—	115,975	—
Contingent consideration - fair value adjustments	—	—	—	(18,549)	—	(18,549)
Merger and acquisition costs and costs related to share repurchase(2)	—	—	4,821	12,075	4,821	12,075
Other adjustment	2	3	(1)	(3)	1	—
Total adjusted operating loss	$(9,820)	$(14,292)	$(48)	$(76)	$(9,868)	$(14,368)
Operating margin	(6.5)%	(7.8)%			(38.7)%	(11.5)%
Adjusted operating margin	(2.0)%	(2.9)%			(2.0)%	(2.9)%

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

Three months ended June 30, 2024 compared to three months ended June 30, 2023

Operating income for the Sample Management Solutions segment was $2.5 million for the three months ended June 30, 2024 compared to operating income of $0.1 million in the corresponding period in the prior fiscal year. The Sample Management Solutions segment operating margin was 3.1%, an increase of 297 basis points for the three months ended June 30, 2024 compared to the corresponding period in the prior fiscal year. The increase in operating income and operating margin were primarily driven by higher revenue, supported by operating leverage and cost reduction initiatives. Adjusted operating income was $3.4 million for the three months ended June 30, 2024 compared to adjusted operating income of $0.8 million in the corresponding period in the prior fiscal year. Adjusted operating margin was 4.2%, an increase of 314 basis points for the three months ended June 30, 2024 compared to the corresponding period in the prior fiscal year. Adjusted operating income and margin exclude the impact of amortization of intangible assets of $1.1 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively, and transformation cost benefit of $0.1 million for the three months ended June 30, 2024.

Operating loss for the Multiomics segment was $1.8 million for the three months ended June 30, 2024 compared to an operating loss of $4.6 million in the corresponding period in the prior fiscal year. The Multiomics segment operating margin was (2.8)%, an increase of 448 basis points for the three months ended June 30, 2024 compared to the corresponding period in the prior fiscal year. The decrease in operating loss and increase in operating margin were primarily driven by higher gross profit and lower operating expenses due to cost reduction initiatives. Adjusted operating loss was $0.7 million for the three months ended June 30, 2024 compared to adjusted operating loss of $3.4 million in the corresponding period of the prior fiscal year. Adjusted operating margin was (1.1)%, an increase of 420 basis points for the three months ended June 30, 2024 compared to the corresponding period in the prior fiscal year. Adjusted operating loss and margin exclude the impact of amortization related to completed technology of $1.0 million and $1.2 million for the three months ended June 30, 2024 and 2023, respectively.

Operating loss for the B Medical Systems segment was $5.1 million for the three months ended June 30, 2024 compared to an operating loss of $4.1 million in the corresponding period in the prior fiscal year. The B Medical Systems segment operating margin was (18.0)%, a decrease of 260 basis points for the three months ended June 30, 2024 compared to the corresponding period in the prior fiscal year. The increase in operating loss and decrease in operating margin were primarily driven by lower volume of cold chain sales in the product mix, partially offset by higher revenue and lower operating expenses due to cost reduction initiatives. Adjusted operating income was $1.9 million for the three months ended June 30, 2024 compared to adjusted operating income of $1.5 million in the corresponding period in the prior fiscal year. Adjusted operating margin was 6.7%, an increase of 101 basis points for the three months ended June 30, 2024 compared to the corresponding period in the prior fiscal year. Adjusted operating income and margin exclude the impact of amortization related to completed technology of $4.3 million and $2.7 million for the three months ended June 30, 2024 and 2023, respectively, transformation costs of $2.8 million for the three months ended June 30, 2024 and purchase accounting impact on inventory of $3.0 million for the three months ended June 30, 2023.

Nine months ended June 30, 2024 compared to nine months ended June 30, 2023

Operating loss for the Sample Management Solutions segment was $2.3 million for the nine months ended June 30, 2024 compared to an operating loss of $10.6 million in the corresponding period in the prior fiscal year. The Sample Management Solutions segment operating margin was (1.0)%, an increase of 382 basis points for the nine months ended June 30, 2024 compared to the corresponding period in the prior fiscal year. The decrease in operating loss and increase in operating margin were primarily driven by higher revenue, supported by operating leverage and cost reduction initiatives. Adjusted operating income was $1.0 million for the nine months ended June 30, 2024 compared to adjusted operating loss of $8.3 million in the corresponding period in the prior fiscal year. Adjusted operating margin was 0.4%, an increase of 414 basis points for the nine months ended June 30, 2024 compared to the corresponding period in the prior fiscal year. Adjusted operating income and margin exclude the impact of amortization of intangible assets of $3.0 million and $2.4 million for the nine months ended June 30, 2024 and 2023, respectively, and transformation costs of $0.2 million for the nine months ended June 30, 2024.

Operating loss for the Multiomics segment was $10.3 million for the nine months ended June 30, 2024 compared to an operating loss of $14.2 million in the corresponding period in the prior fiscal year. The Multiomics segment operating margin was (5.4)%, an increase of 212 basis points for the nine months ended June 30, 2024 compared to the corresponding period in the prior fiscal year. The decrease in operating loss and increase in operating margin were primarily driven by higher gross profit and lower operating expenses due to cost reduction initiatives. Adjusted operating loss was $7.1 million for the nine months ended June 30, 2024 compared to adjusted operating loss of $10.5 million in the corresponding period in the prior fiscal year. Adjusted operating margin was (3.8)%, an increase of 181 basis points for the nine months ended June 30, 2024 compared to the corresponding period in the prior fiscal year. Adjusted operating loss and margin exclude the impact of amortization related to completed technology of $3.1 million and $3.7 million for the nine months ended June 30, 2024 and 2023, respectively.

Operating loss for the B Medical Systems segment was $19.1 million for the nine months ended June 30, 2024 compared to an operating loss of $13.6 million in the corresponding period in the prior fiscal year. The B Medical Systems segment operating margin was (29.9)%, a decrease of 1,370 basis points for the nine months ended June 30, 2024 compared to the corresponding period in the prior fiscal year. The increase in operating loss and decrease in operating margin were primarily due to product mix with lower volume of cold chain sales, partially offset by lower operating expenses due to decreased commissions on cold chain sales and cost reduction initiatives. Adjusted operating loss was $3.7 million for the nine months ended June 30, 2024 compared to adjusted operating income of $4.5 million in the corresponding period in the prior fiscal year. Adjusted operating margin was (5.7)%, a decrease of 1,104 basis points for the nine months ended June 30, 2024 compared to the corresponding period in the prior fiscal year. Adjusted operating loss and margin exclude the impact of amortization of intangible assets of $12.3 million and $9.3 million for the nine months ended June 30, 2024 and 2023, respectively, transformation costs of $3.1 million for the nine months ended June 30, 2024 and purchase accounting impact on inventory of $8.7 million for the nine months ended June 30, 2023.

Gross Margin

Our gross margin performance for the three and nine months ended June 30, 2024 and 2023 is as follows (in thousands, except percentages):

	Three Months Ended June 30,
	Sample Management Solutions		Multiomics		B Medical Systems		Azenta Total
	2024	2023	2024	2023	2024	2023	2024	2023
Revenue	$80,673	$75,341	$63,619	$63,846	$28,517	$26,761	$172,809	$165,948

Gross profit	$36,279	$34,930	$29,199	$28,294	$3,578	$4,781	$69,056	$68,005
Adjustments:
Amortization of completed technology	1,010	744	1,038	1,220	4,268	2,692	6,316	4,656
Purchase accounting impact on inventory	—	—	—	—	—	2,956	—	2,956
Transformation costs(1)	(127)	—	—	—	2,783	—	2,656	—
Adjusted gross profit	$37,162	$35,674	$30,237	$29,514	$10,629	$10,429	$78,028	$75,617
Gross margin	45.0%	46.4%	45.9%	44.3%	12.5%	17.9%	40.0%	41.0%
Adjusted gross margin	46.1%	47.3%	47.5%	46.2%	37.3%	39.0%	45.2%	45.6%

	Nine Months Ended June 30,
	Sample Management Solutions		Multiomics		B Medical Systems		Azenta Total
	2024	2023	2024	2023	2024	2023	2024	2023
Revenue	$233,816	$221,838	$188,556	$187,172	$63,888	$83,705	$486,260	$492,715

Gross profit	$102,494	$94,509	$85,391	$83,013	$6,068	$17,584	$193,953	$195,106
Adjustments:
Amortization of completed technology	2,853	2,106	3,117	3,661	12,345	7,957	18,315	13,724
Purchase accounting impact on inventory	—	—	—	—	—	8,737	—	8,737
Transformation costs(1)	231	—	—	—	3,134	—	3,365	—
Adjusted gross profit	$105,578	$96,615	$88,508	$86,674	$21,547	$34,278	$215,633	$217,567
Gross margin	43.8%	42.6%	45.3%	44.4%	9.5%	21.0%	39.9%	39.6%
Adjusted gross margin	45.2%	43.6%	46.9%	46.3%	33.7%	41.0%	44.3%	44.2%
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

Three months ended June 30, 2024 compared to three months ended June 30, 2023

The Sample Management Solutions segment gross margin was 45.0% for the three months ended June 30, 2024, a decrease of 139 basis points compared to the corresponding period in the prior fiscal year. Adjusted gross margin was 46.1% for the three months ended June 30, 2024, a decrease of 124 basis points compared to the corresponding period in the prior fiscal year, driven by lower gross margin for the Core Products business partially offset by higher gross margin for the Sample Repository Solutions business. Adjusted gross margin excludes the impact of amortization related to completed technology of $1.0 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively, and transformation cost benefit of $0.1 million for the three months ended June 30, 2024.

The Multiomics segment gross margin was 45.9% for the three months ended June 30, 2024, an increase of 158 basis points compared to the corresponding period in the prior fiscal year. Adjusted gross margin was 47.5% for the three months ended June 30, 2024, an increase of 130 basis points compared to the corresponding period in the prior fiscal year, driven by higher gross margin for the Next Generation Sequencing and Gene Synthesis businesses, partially offset by lower gross margin for Sanger sequencing services. Adjusted gross margin excludes the impact of amortization related to completed technology of $1.0 million and $1.2 million for the three months ended June 30, 2024 and 2023, respectively.

The B Medical Systems segment gross margin was 12.5% for the three months ended June 30, 2024, a decrease of 532 basis points compared to the corresponding period in the prior fiscal year. Adjusted gross margin was 37.3% for the three months ended June 30, 2024, a decrease of 170 basis points compared to the corresponding period in the prior fiscal year, driven by product mix with lower volume of cold chain sales, partially offset by higher revenue. Adjusted gross margin excludes the impact of amortization related to completed technology of $4.3 million and $2.7 million for the three months ended June 30, 2024 and 2023, respectively, transformation costs of $2.8 million for the three months ended June 30, 2024 and purchase accounting impact on inventory of $3.0 million for the three months ended June 30, 2023.

Nine months ended June 30, 2024 compared to nine months ended June 30, 2023

The Sample Management Solutions segment gross margin was 43.8% for the nine months ended June 30, 2024, an increase of 123 basis points compared to the corresponding period in the prior fiscal year. Adjusted gross margin was 45.2% for the nine months ended June 30, 2024, an increase of 160 basis points compared to the corresponding period in the prior fiscal year, driven by higher gross margin for both the Core Products and Sample Repository Solutions businesses. Adjusted gross margin excludes the impact of amortization related to completed technology of $2.9 million and $2.1 million for the nine months ended June 30, 2024 and 2023, respectively, and transformation costs of $0.2 million for the nine months ended June 30, 2024.

The Multiomics segment gross margin was 45.3% for the nine months ended June 30, 2024, an increase of 94 basis points compared to the corresponding period in the prior fiscal year. Adjusted gross margin was 46.9% for the nine months ended June 30, 2024, an increase of 63 basis points compared to the corresponding period in the prior fiscal year, driven by higher gross margin for the Gene Synthesis business, partially offset by lower gross margin for Next Generation Sequencing and Sanger sequencing services. Adjusted gross margin excludes the impact of amortization related to completed technology of $3.1 million and $3.7 million for the nine months ended June 30, 2024 and 2023, respectively.

The B Medical Systems segment gross margin was 9.5% for the nine months ended June 30, 2024, a decrease of 1,151 basis points compared to the corresponding period in the prior fiscal year. Adjusted gross margin was 33.7% for the nine months ended June 30, 2024, a decrease of 722 basis points compared to the corresponding period in the prior fiscal year, primarily due to lower volume of cold chain sales in the product mix. Adjusted gross margin excludes the impact of amortization related to completed technology of $12.3 million and $8.0 million for the nine months ended June 30, 2024 and 2023, respectively, transformation costs of $3.1 million for the nine months ended June 30, 2024 and purchase accounting impact on inventory of $8.7 million for the nine months ended June 30, 2023.

Research and Development Expenses

Our research and development expenses for the three and nine months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2024		2023		2024		2023
	In thousands	% of Revenue	In thousands	% of Revenue	In thousands	% of Revenue	In thousands	% of Revenue
Sample Management Solutions	$4,214	5.2%	$4,503	6.0%	$13,209	5.6%	$12,765	5.8%
Multiomics	2,737	4.3%	3,048	4.8%	8,789	4.7%	9,072	4.8%
B Medical Systems	962	3.4%	1,417	5.3%	3,115	4.9%	3,187	3.8%
Total research and development expense	$7,913	4.6%	$8,968	5.4%	$25,113	5.2%	$25,024	5.1%

Total research and development expenses decreased $1.1 million for the three months ended June 30, 2024 compared to the corresponding period in the prior fiscal year, driven by cost reduction initiatives across all three business segments, primarily from decreased expenditures for external services and decreased compensation and benefits expense.

Total research and development expenses increased $0.1 million for the nine months ended June 30, 2024 compared to the corresponding period in the prior fiscal year, driven by increased product development expenses in our Sample Management Solutions segment.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three and nine months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2024		2023		2024		2023
	In thousands	% of Revenue	In thousands	% of Revenue	In thousands	% of Revenue	In thousands	% of Revenue
Sample Management Solutions	$29,596	36.7%	$30,357	40.3%	$91,545	39.2%	$92,360	41.6%
Multiomics	28,230	44.4%	29,879	46.8%	86,866	46.1%	88,084	47.1%
B Medical Systems	7,758	27.2%	7,492	28.0%	22,085	34.6%	28,002	33.5%
Corporate	8,249	4.8%	7,737	4.7%	30,227	6.2%	32,910	6.7%
Total selling, general and administrative expense	$73,833	42.7%	$75,465	45.5%	$230,723	47.4%	$241,356	49.0%

Total selling, general and administrative expenses decreased $1.6 million for the three months ended June 30, 2024 compared to the corresponding period in the prior fiscal year, driven by savings from cost reduction initiatives in our Sample Management Solutions and Multiomics segments, partially offset by increased expense in our B Medical Systems segment due to higher commissions on cold chain sales and corporate expenses related to incentive compensation accrual and insurance.

Total selling, general and administrative expenses decreased $10.6 million for the nine months ended June 30, 2024 compared to the corresponding period in the prior fiscal year, driven by savings from cost reduction initiatives across the business, as well as decreased governance-related costs and non-recurring expenses for the accelerated share repurchase arrangement in the nine months ended June 30, 2023.

Restructuring Charges

Restructuring charges were $2.1 million and $10.5 million, respectively, for the three and nine months ended June 30, 2024, an increase of $1.3 million and $6.8 million, respectively, compared to the three and nine months ended June 30, 2023 driven by initiatives launched in the fiscal year 2024. See Note 7, Restructuring in the notes to the unaudited condensed consolidated financial statements included in the section titled “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Non-Operating Income

Interest income, net – We recorded interest income of $8.0 million and $27.7 million, respectively, for the three and nine months ended June 30, 2024 compared to $11.3 million and $32.4 million, respectively, recorded for the three and nine months ended June 30, 2023. The decrease in interest income is due to decreased investments in marketable securities during the nine months ended June 30, 2024 compared to the corresponding period in the prior fiscal year. Please refer to Note 4, Marketable Securities and Note 5, Derivative Instruments in the notes to the unaudited condensed consolidated financial statements included in the section titled “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other income (expense), net – We recorded other expense of $0.3 million and other income of $0.7 million, respectively, for the three and nine months ended June 30, 2024 compared to other expense of $0.8 million and $0.7 million, respectively, for the three and nine months ended June 30, 2023, which primarily relates to foreign exchange gains and losses resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

Income Tax Benefit

We recorded an income tax benefit of $0.5 million and $0.9 million during the three and nine months ended June 30, 2024, respectively. The tax benefit for the three months ended June 30, 2024 was driven by our loss from operations.  The tax benefit for the nine months ended June 30, 2024 was primarily driven by the pre-tax loss from operations offset by $1.7 million of charges related to a valuation allowance recorded against deferred tax assets in a foreign subsidiary, $0.5 million of stock compensation shortfall expense for tax deductions that were lower than the associated book compensation expense and $0.7 million of expenses related to a valuation allowance on beginning of year U.S. state deferred tax assets. Our tax rate on the loss from operations was lower than statutory rates because we were not providing a full tax benefit on U.S. losses due to a partial valuation allowance being recorded against U.S. federal and state deferred tax assets during the current year. As a result of the valuation allowance, the benefit was reduced by $1.3 million and $9.6 million during the three and nine months ended June 30, 2024.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2024, we had cash and cash equivalents of $336.5 million and stockholders’ equity of $2.0 billion. We believe that our current cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least one year from the date of this Quarterly Report on Form 10-Q and for the foreseeable future thereafter. The current global economic environment makes it difficult for us to predict longer-term liquidity requirements with sufficient certainty. We may be unable to obtain any additional financing that may be required on terms favorable to us, if at all. If adequate funds are not available to us on acceptable terms or otherwise, we may be unable to successfully develop or enhance products and services, respond to competitive pressures, or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business, financial condition and operating results.

Cash Flows and Liquidity

The discussion of our cash flows and liquidity that follows is stated on a total company consolidated basis and excludes the impact of discontinued operations.

Our cash and cash equivalents, restricted cash and marketable securities as of June 30, 2024 and September 30, 2023 are as follows:

In thousands	June 30, 2024	September 30, 2023
Cash and cash equivalents	$336,543	$678,910
Restricted cash	10,320	5,135
Short-term marketable securities	259,296	338,873
Long-term marketable securities	148,086	111,338
	$754,245	$1,134,256

As of June 30, 2024, we had$131.5 million of cash, cash equivalents and restricted cash held outside of the United States. If these funds are needed for U.S. operations, we would need to repatriate these funds. Based on current U.S. tax laws, any repatriation in the future would likely not result in U.S. federal income tax.  Our marketable securities are generally readily convertible to cash without a material adverse impact.

Our cash flows for the nine months ended June 30, 2024 and 2023 were as follows:

	Nine Months Ended June 30,
In thousands	2024	2023
Net cash provided by (used in) operating activities	$36,578	$(22,422)
Net cash provided by investing activities	29,406	328,897
Net cash used in financing activities	(411,661)	(677,221)
Effects of exchange rate changes on cash and cash equivalents	8,495	65,610
Net decrease in cash, cash equivalents and restricted cash	$(337,182)	$(305,136)

Cash inflows from operating activities for the nine months ended June 30, 2024 were $36.6 million, primarily due to improved inventory management and decreased selling, general and administrative expenses as a result of our cost savings plans and transformation initiatives. Investing activities for the nine months ended June 30, 2024 include $378.3 million of purchases of marketable securities, offset by $431.5 million for sales and maturities of marketable securities. Financing activities for the nine months ended June 30, 2024 include $412.8 million of outflows related to our share repurchase program described below, partially offset by proceeds from our employee stock purchase plan.

As of June 30, 2024, we had no outstanding debt on our balance sheet.

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

As of June 30, 2024, we have repurchased 25.1 million shares of common stock for $1.25 billion (excluding fees, commissions, and excise tax) under the 2022 Repurchase Authorization and $249 million of the 2022 Repurchase Authorization remained. All shares of common stock repurchased by the Company under the 2022 Repurchase Authorization have been retired, accounted for as a reduction to stockholders’ equity in the Condensed Consolidated Balance Sheets and treated as a repurchase of common stock for purposes of calculating earnings per share as of the applicable settlement dates.

Contractual Obligations and Requirements

At June 30, 2024, we had non-cancellable commitments of $71.4 million, comprised primarily of purchase orders for inventory of $53.3 million, and other operating expense commitments of $18.1 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, restricted cash and short-term and long-term investments and fluctuations in foreign currency exchange rates.

Interest Rate Exposure

Our cash and cash equivalents and restricted cash consist principally of money market securities which are short-term in nature. At June 30, 2024, our aggregate short-term and long-term investments were $407.4 million, consisting mostly of highly rated corporate debt securities and U.S. government backed securities. At June 30, 2024, the unrealized loss position on marketable securities was $1.8 million which is included in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. A hypothetical 100 basis point change in interest rates would result in a $6.1 million and $9.5 million change in interest income earned during the nine months ended June 30, 2024 and 2023, respectively.

Currency Rate Exposure

We have transactions and balances denominated in currencies other than the functional currency of the transacting entity. Most of these transactions carrying foreign exchange risk are in Germany, the United Kingdom, and China. Sales in currencies other than the U.S. dollar were approximately 25% and 24% of our total sales, respectively, during the nine months ended June 30, 2024 and 2023. These sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.

In the normal course of our business, we have liquid assets denominated in non-functional currencies which include cash, short-term advances between our legal entities and accounts receivable which are subject to foreign currency exposure. Such balances were $63.7 million and $157.8 million, respectively, at June 30, 2024 and September 30, 2023, and primarily relate to the Euro, British Pound, and the Chinese Yuan. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to mitigate our exposures to currency movement. We incurred foreign currency losses of $1.7 million and $0.1 million during the nine months ended June 30, 2024 and 2023, respectively, which related to the currency fluctuation on these balances between the time the transaction occurred and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates as of June 30, 2024 would result in an approximate change of $0.2 million in our net loss during the nine months ended June 30, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of June 30, 2024, pursuant to Rule 13a-15 under the Exchange Act, we performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were operating and effective as of June 30, 2024.

Change in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under the section titled “Risk Factors” in Part I, Item 1A of the 2023 Annual Report on Form 10-K and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. There have been no material changes from the risk factors disclosed in the 2023 Annual Report on Form 10-K or the referred to Quarterly Report on Form 10-Q. We may disclose changes to risk factors or additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information about repurchases of our common stock during the three months ended June 30, 2024:

				Total Number
				of Shares
				Purchased	Approximate
			Average Price	As Part of	Dollar Value of
			Paid Per Share-	Publicly	Shares That
		Total Number	excluding fees,	Announced	May Yet Be
		of Shares	commissions,	Plans or	Purchased
		Purchased	and excise tax	Programs	(in millions)
Period of Repurchase	Repurchase authorization	(#) (1)	($) (1)	(#) (1)	($) (1)
April 1 - 30, 2024	Open market repurchase	1,275,309	$54.91	22,166,604	$405
May 1 - 31, 2024	Open market repurchase	1,594,243	$52.00	23,760,847	$322
June 1 - 30, 2024	Open market repurchase	1,356,273	$53.78	25,117,120	$249
Total		4,225,825	$53.45

(1)

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Share Repurchase Program” in Part I, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding repurchases of our common stock.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2024, no director nor officer of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are included herein:

Exhibit No.	Description

10.01*	Transition Agreement, dated May 8, 2024, between Azenta, Inc. and Stephen S. Schwartz (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 9, 2024).

31.01	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets; (ii) the unaudited Condensed Consolidated Statements of Operations; (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the unaudited Condensed Consolidated Statements of Cash Flows; (v) the unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity; and (vi) the Notes to the unaudited Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded in the iXBRL document.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

*Management contract, compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AZENTA, INC.

Date: August 6, 2024	/s/ Herman Cueto
Herman Cueto
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2024	/s/ Violetta A. Hughes
Violetta A. Hughes
Vice President and Chief Accounting Officer
(Principal Accounting Officer)