Form 10-K
period 2024-09-30
Azenta, Inc.
filed 2024-11-27
CIK 933974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended September 30, 2024
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

Registrant’s telephone number, including area code: (888) 229‑3682

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b‑2).   Yes  ☐         No  ☑

The aggregate market value of the registrant’s Common Stock, $0.01 par value, held by non-affiliates of the registrant as of March 28, 2024, was approximately $2,897,183,870 based on the closing price per share of $60.28 on March 28, 2024 on the Nasdaq Stock Market. As of March 28, 2024, 55,003,056 shares of the registrant’s Common Stock, $0.01 par value, were outstanding. As of November 19, 2024, 45,583,205 shares of the registrant’s Common Stock, $0.01, par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders involving the election of directors, which is expected to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K.

AZENTA, INC.

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10‑K contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section-27A of the Securities Act of 1933, as amended, or the Securities Act, and Section-21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking, terminology as “expect,” “estimate,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “likely” or similar statements or variations of such terms. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, margins, costs, operating expenses, tax expenses, capital expenditures, earnings, profitability, product development, demand, acceptance and market share, competitiveness, market opportunities and performance, levels of research and development, the success of our marketing, sales and service efforts, outsourced activities, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customers’ success, our management’s plans and objectives for our current and future operations and business focus, litigation, our ability to retain, hire and integrate skilled personnel, our ability to identify and address increased cybersecurity risks, including as a result of employees continuing to work remotely, the anticipated growth prospects of our business, the expected benefits and other statements relating to our divestitures and acquisitions, the adequacy, effectiveness and success of cost saving plans and our business transformation initiatives, our ability to continue to identify acquisition targets and successfully acquire and integrate desirable products and services and realize expected revenues and revenue synergies, our adoption of newly issued accounting guidance, the levels of customer spending, our dependence on key suppliers or vendors to obtain services for our business on acceptable terms, including the impact of supply chain disruptions, general economic conditions, the impact of inflation, the sufficiency of financial resources to support future operations and the material weakness in our internal control over financial reporting. Such statements are based on current expectations and involve risks, uncertainties, and other factors which may cause the actual results, our performance or our achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include those which are set forth in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K and other documents we file from time to time with the Securities and Exchange Commission, or the SEC, such as our quarterly reports on Form 10‑Q and our current reports on Form 8‑K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release revisions to these forward-looking statements, to reflect events or circumstances that occur after the date of this Annual Report on Form 10-K or to reflect the occurrence or effect of anticipated or unanticipated events. Precautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K.

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

INDUSTRY AND OTHER DATA

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations, market position and market opportunity, is based on management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. We believe the information from these third-party publications, research, surveys and studies included in this Annual Report on Form 10-K is reliable. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this Annual Report on Form 10-K under “Information Related to Forward-Looking Statements” above and Part I, Item 1A “Risk Factors” below, as updated and/or supplemented in subsequent filings with the SEC. These and other factors could cause our future performance to differ materially from our assumptions and estimates.

PART I

Item 1.    Business

Overview

We are a leading global provider of biological and chemical compound sample exploration and management solutions for the life sciences industry. We entered the life sciences market in 2011, leveraging our in-house precision automation and cryogenics capabilities that we were then applying in the semiconductor manufacturing market. This led us to develop and provide solutions for automated ultra-cold storage. Since then, we have expanded our life sciences offerings through internal investments and through a series of acquisitions. We now support our customers from research and clinical development to commercialization with our sample management, automated storage, vaccine cold storage and transport, as well as genomic services expertise to help our customers bring impactful and breakthrough therapies to market faster. We understand the importance of sample integrity and offer a broad portfolio of products and services supporting customers at every stage of the life cycle of samples, including procurement, automated storage systems, genomic services and a multitude of sample consumables, informatics and data software, along with sample repository services. Our expertise, global footprint, and leadership positions enable us to be a trusted global partner to pharmaceutical, biotechnology, and life sciences research institutions. In total, we employ approximately 3,300 full-time employees, part-time employees and contingent workers worldwide as of September 30, 2024 and have sales in approximately 125 countries. We are headquartered in Burlington, Massachusetts and have operations in North America, Asia and Europe.

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

Our portfolio includes product and service offerings developed by us internally, as well as obtained through acquisitions, designed to provide comprehensive capabilities to our customers, addressing their needs in sample exploration and management, automated storage, multiomics, and cold chain solutions. We continue to develop new product and service offerings and enhance existing and acquired offerings through the expertise of our research and development resources. We believe our acquisition, investment, and integration approach has allowed us to accelerate internal development and significantly accelerate time to market for our life sciences solutions.

For further information on our acquisitions, please refer to Note 4, Business Combinations to our Consolidated Financial Statements included under Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Life Sciences Market

Our businesses serve a broad range of end markets within the life sciences industry to help our customers advance the development of therapies to improve people’s lives and cure diseases. With the advent of biologics and personalized medicine, biological samples have become critical assets to the success of drug and therapy pipelines, and the proper management and protection of these samples are of importance to our customers. As a result, we believe there is a sizable market opportunity for us to provide comprehensive sample management and genomic solutions.

Since the successful mapping of the full human genome at the turn of this century, the market for genomic services has grown in support of research in biologic drug development, personalized medicine and cell and gene therapy, or CGT. Top pharmaceutical and biotechnology companies and institutions can use their in-house laboratory resources to sequence millions of genes as part of their research workflow. Many companies and institutions, however, look to outsource all or a part of their gene sequencing to independent laboratories that provide expedited results and expert consultation services. We participate in this market as a value-added laboratory services provider, offering high quality genetic testing services with fast turnaround times and expert customer support.

We have approximately 14,000 customers globally and believe we are well positioned to expand our customer base. We serve top pharmaceutical and biotechnology companies, the most advanced research hospitals performing clinical research and therapy development, as well as some of the newest and leading-edge start-ups in the biotech space. In addition, we serve academic and government institutions. We believe that the sample-based services and products businesses will continue to demonstrate a growth trajectory.

Segments

Effective October 1, 2023, we realigned our organizational structure to three principal business segments to enhance our commercial strategy for accelerating growth and to enable additional profitability initiatives. These segments align with changes in how our chief operating decision maker (“CODM”) manages the business, allocates resources, and assesses performance. Our operating and reportable segments consist of the following:

●

Sample Management Solutions. The Sample Management Solutions business resources operate as a single business unit offering end-to-end sample management products and services, including Sample Repository Services, or SRS, and Core Products (Automated Stores, Cryogenic Systems, Automated Sample Tube, Consumables and Instruments and Controlled Rate Thawing Devices).

●	Multiomics. The Multiomics business resources operate as a single business unit offering genomic and other sample analysis services, including gene sequencing, synthesis editing and related services.

●

B Medical Systems. The B Medical Systems business resources operate as a single business unit focused on the manufacturing and distribution of temperature-controlled storage and transportation solutions in international markets to governments, health institutions, and non-government organizations.

For further information on our reportable and operating segments, please refer to Note 18, Segment and Geographic Information to our Consolidated Financial Statements included under Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K.

Sample Management Solutions

Within our Sample Management Solutions segment, we operate as a single business unit offering end-to-end sample management products and services, including SRS and Core Products (Automated Stores, Cryogenic Systems, Automated Sample Tube, Consumables and Instruments, and Controlled Rate Thawing Devices). This portfolio provides customers with a high level of sample quality, security, availability, intelligence and integrity throughout the lifecycle of samples, providing customers with complete end-to-end “cold chain of custody” capabilities. We also offer expert-level consultation services to our clients throughout their experimental design and implementation processes. On July 1, 2022, we acquired Barkey Holding GmbH and its subsidiaries, or “Barkey”, a leading provider of controlled rate thawing devices for customers in the medical, biotech and pharmaceutical industries. The acquisition added innovative products and capabilities that extend our extensive cold chain of condition portfolio of products and services, while also expanding our customer reach in the fast-growing CGT space.

SRS – Our SRS services include a complete range of services consisting of on-site and off-site sample storage, cold chain logistics, sample transport and collection relocation, bio-processing solutions (inclusive of sample preparation, and laboratory-based sample analysis), disaster recovery and business continuity, as well as project management and consulting. Our informatics solutions provide sample intelligence software solutions, and support laboratory workflow scheduling for life science tools and instrument work cells, sample inventory and logistics, environmental and temperature monitoring, clinical trial and consent management, and planning, data management, virtualization, and visualization of sample collections. We offer enhanced on-site and off-site management of biological sample inventories and integration solutions to our customers for their increasingly distributed workflows.

Automated Stores – Our automated stores product includes stand-alone systems that store over 20 million samples in temperature ranges from ambient to -80°C to cryogenic storage at -190°C. Our automated stores have a unique design that allows controlled temperature storage down to -80°C with the industry’s highest throughput of sample retrieval. Our automated stores provide high throughput capability and optimized storage of multi-format tubes and plates while maintaining consistent temperature profiles across stored samples. We also offer a portfolio of services designed to optimize the productivity of our storage offerings.

Cryogenic Systems – Our cryogenic systems product provides cryogenic storage ranging from high efficiency LN2 vapor-based cryogenic freezers to fully automated systems that preserve sample integrity and chain of custody, as well as the storage materials needed to keep samples safe during every step of the cold chain. Our cryogenic systems provide long-term cryogenic storage with accurate record-keeping and dependable temperature control, even during transport. The systems combine well-documented sample protection and comprehensive inventory management with superior user experience and enable our customers to plan a scalable cryogenic infrastructure to maintain quality and documentation.

Automated Sample Tube - Our automated sample tube product offerings include a range of automation-friendly storage tubes with coding options such as 2D-coded, dual-coded, and tri-coded, with either external or internal threading, and instruments for faster reading, capping, and de-capping.

Consumables and Instruments - Our consumables and instruments products include a complete range of consumables, including multiple formats of racks, tubes, caps, plates and foils, which are used for storage and handling of samples in ambient to ultra-cold storage environments. A comprehensive range of instruments used for labeling, bar coding, capping, de-capping, auditing, sealing, peeling, and piercing tubes and plates complement our consumables. Our offerings include a range of products aimed at the genomic sample preparation and services market for polymerase chain reaction, or PCR, and sequencing, imaging, plate sealing, liquid handling, and sample processing.

Controlled Rate Thawing Devices – Our controlled rate thawing devices include a range of products for automated thawing of plasma, blood and stem cells as well as in CGT applications. Our products are used for controlled rate thawing of cryopreserved samples and therapies, and are used in research and development, clinical trials, good manufacturing practices and in the hospital setting.

Multiomics

Within our Multiomics segment, our genomic services business advances research and development activities by providing gene sequencing, synthesis, editing and related services. We offer a comprehensive, global portfolio that we believe has both broad appeal in the life sciences industry and enables customers to select the best solution for their research and development challenges. This portfolio also offers unique solutions for key markets such as CGT, antibody development and biomarker discovery by addressing genomic complexity and throughput challenges.

Genomic Services – Our genomic services business includes gene sequencing and gene synthesis services, enabling the expanding research and development of gene-based healthcare discoveries and therapies. These service offerings include Next-Generation sequencing, or NGS, Sanger sequencing, gene synthesis, bioinformatics, and good laboratory practices, or GLP, regulatory services. The sequencing services are available with both standard and custom services for extraction, library preparation, sequencing, and bioinformatics, supported by Ph.D.-level project managers providing consultation services, updates, and post-delivery assistance. Our gene synthesis offerings provide production of a wide range of sequence lengths and structural complexity, DNA cloning, gene fragment synthesis, oligo synthesis, and plasmid purification.

B Medical Systems

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

Temperature-controlled Storage and Transportation Solutions – Our temperature-controlled storage and transportation solutions enable the delivery of life-saving treatments to more than 150 countries worldwide. These products complement our cold-chain capabilities, adding differentiated solutions for reliable and traceable transport of temperature-sensitive samples.

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

We typically provide product warranties for a period of one to five years depending on the product type, with some warranties of up to ten years for our solar powered cold chain products, as they are connected to real-time monitoring services. Customer support capabilities include utilization of offsite technicians and in-country support provided by local agents.

Competition

Given the breadth of the solutions and services offered by our Sample Management Solutions, Multiomics, and B Medical Systems segments, we believe we have a unique portfolio of products and services. Each of the three segments, however, has unique competitors in their area of offerings. In the Sample Management Solutions segment, our main competitors include Hamilton Company and Liconic AG for automation systems and Laboratory Corporation of America Holdings and Thermo Fisher Scientific Inc. for storage, consumables and services. In the Multiomics segment, our main competitors include BGI Genomics Co., Ltd., Eurofins, Scientific S.E., GenScript Biotech Corporation, Integrated DNA Technologies, Inc., Novogene Co., Ltd., and Twist Bioscience Corporation. In the B Medical Systems segment, our main competitors include Vestfrost Solutions and Haier Biomedical.

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

We have developed and continue to develop automated biological sample storage solutions for operating in ultra-low temperature environments. We have a complete line up of automated stores from ambient temperatures to -190°C. Our automated storage systems offer improved data management and sample security for vaccines and biologics and have a unique design, which allows controlled temperature storage down to -80°C with the industry’s highest throughput of sample retrieval. Our genomic services advance research and development activities in gene sequencing, synthesis, editing, and related services to meet market demands. We invest in research and development to develop protocols and efficiencies in our own laboratories and to provide proprietary offerings to our customers. As an example, in our Multiomics segment, we enriched our portfolio by adding regulated services targeting analysis of adeno-associated virus, a common vector used in CGT. Furthermore, we continue to add value to drug discovery and development research by expanding our portfolio to include proteomics solutions. We will continue to focus on developing processes and technologies that can streamline sample to data workflows.

Manufacturing and Services

Our manufacturing operations include product assembly, integration, and testing. We implement quality assurance procedures that include standard design practices, reliability testing and analysis, supplier and component selection procedures, vendor controls, manufacturing process controls, and service processes that ensure high-quality performance of our products. Our major manufacturing facilities are in Missouri, United States, Manchester and Wotton, United Kingdom and Hosingen, Luxembourg. Our manufacturing operations are designed to provide high quality, optimal cost, differentiated products to our customers in short lead times through responsive and flexible processes and sourcing strategies. We utilize lean manufacturing techniques for a large portion of our manufacturing.

We have service and support locations near our customers to provide rapid response to their service needs. Our principal product service and support locations include Burlington, Massachusetts, and Manchester, United Kingdom.

We provide sample management storage and transportation services in Billerica, Massachusetts; Indianapolis and Plainfield, Indiana; Fresno, California; Cleveland, Ohio; Griesheim, Germany; Montreal, Canada; Singapore; Beijing, China and various locations throughout the United States. We have a network of 13 laboratories that provide genomic services, including six in the United States, three in China, two in the United Kingdom, and one each in Japan and Germany.

Patents and Proprietary Rights

We rely on patents, trade secret laws, confidentiality agreements and procedures, copyrights, trademarks and licensing agreements to protect our technology. Due to the rapid technological change that characterizes the life sciences and related process equipment industries, we believe that the improvement of existing technology, reliance upon trade secrets, unpatented proprietary know-how, and the development of new products and services may be as important as patent protection in establishing and maintaining a competitive advantage. Our policy is to require all employees to enter into proprietary information and nondisclosure agreements to protect trade secrets and know-how. We cannot guarantee, however, that these efforts will meaningfully protect our trade secrets.

As of September 30, 2024, we owned approximately 92 issued U.S. patents, with various corresponding patents issued in foreign jurisdictions, and approximately 36 foreign (non-U.S.) issued patents. We also had approximately 41 pending U.S. patent applications, with foreign counterparts of some of these applications having been filed or which may be filed at the appropriate time. Our patents began to expire at various dates beginning in 2024 and will continue to expire from time to time thereafter through 2042.

Environmental Matters and Government Regulations

Environmental Regulations

We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States and other countries. Federal environmental legislation in the United States that affects us includes the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response Compensation and Liability Act. We are also subject to regulation by the Occupational Safety and Health Administration, or OSHA, concerning employee safety and health matters. The United States Environmental Protection Agency, or the EPA, OSHA, and other federal agencies have the authority to promulgate regulations that have an effect on our operations.

In addition to these federal laws and regulations, various states have been delegated certain authority under the federal statutes and have authority over these matters under state laws. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to federal requirements. The foreign jurisdictions in which we operate have also adopted similar laws and regulations.

Other Laws and Regulations

Our operations are also subject to other government regulations in the United States and the other countries in which we operate and conduct business. While most of our products are not regulated, certain products in our B Medical Systems segment and acquired from Barkey in our Sample Management Solutions segment are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act, and our GLP regulatory services in our Multiomics business require accreditation and certification of the laboratories in which we perform those services.

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

Human Capital

In total, we employ approximately 3,300 full-time employees, part-time employees and contingent workers worldwide as of September 30, 2024, primarily in the United States. We understand that our success depends on our highly talented associates, and our human capital management practices focus on attracting and retaining a diverse and engaged workforce.

Diversity, Equity and Inclusion. We are committed to attracting, developing, and retaining diverse talent that is inclusive of every age, gender, gender identity, race, sexual orientation, physical capability, neurological difference, ethnicity, belief and perspective. Our goal is to develop cultural competency by seeking knowledge, increasing awareness, developing sensitivity, modeling respect and promoting inclusion and unity. Approximately 46% of our employees are gender diverse, and 40% of our U.S.-based employees identify as being racially diverse. Additional detail on our gender and racial diversity can be found on our website in our environmental, social, and governance, or ESG, governance reports.

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

Compensation and Benefits. In order to attract and retain top talent, we focus on having a diverse, inclusive, and safe workplace, while offering competitive compensation, benefits, and health and wellness programs. A majority of our employees also have incentive compensation opportunities, which are primarily focused on meeting financial, sales, operational, and/or customer focused metrics. In addition, our long-term equity compensation is intended to align management interests with those of our stockholders and to encourage the creation of long-term value.

Training and Development. We provide training and learning opportunities, rotational assignment opportunities, and continuous performance feedback to further our employee development. Our learning culture is built on formal curriculums, communities of practice, peer-to-peer learning, experiential development, support tools and ongoing assessment. We listen to our employees to better understand their training and development needs, and ensure our offerings cater to both technical learning and leadership development. We offer a generous tuition reimbursement program that encourages employees to pursue undergraduate and graduate degrees in fields associated with their current or aspirational positions.

Employee Health and Safety. Compliance with environmental, health and safety, or EH&S, laws and regulations underlies the basis of the EH&S programs we have in place. As part of our EH&S programs, we:

●	help build a culture of safety that emphasizes safe operations, procedures, behaviors, and attitudes;

●	provide compliance training on general safety principles and job-specific requirements;

●	equip employees to recognize and execute their responsibilities for safety through numerous training events;

●	provide appropriate personal protective equipment and training in the safe use of that equipment;

●	help ensure all employees are aware of their surroundings and that everyone works to maintain a safe workplace;

●	hold recurring, monthly corporate-wide safety committee meetings for employees at all levels, including executive management; and

●	encourage employees to conduct job hazard analysis with the purpose of recognizing workplace hazards and reducing risk.

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

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC’s website at http://www.sec.gov. We also maintain a website at www.azenta.com, through which you can access our SEC filings and copies of our press releases. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

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

An economic downturn in the United States and elsewhere, reductions in the level of government funding for scientific research, increases in interest rates, inflation, among other factors, may cause our current or potential customers to delay or reduce purchases, which could, in turn, result in reductions in sales of our products and services, materially and adversely affecting our results of operations and cash flows. Volatility and disruption of global financial markets could limit our customers' ability to obtain adequate financing to maintain operations and proceed with planned or new capital spending initiatives, leading to a reduction in sales volume that could materially and adversely affect our results of operations and cash flow. In addition, a decline in our customers' ability to pay as a result of an economic downturn may lead to increased difficulties in the collection of our accounts receivable, higher levels of reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs as a percentage of revenues.

We are subject to risks associated with public health threats and epidemics.

We are subject to risks associated with public health threats and epidemics. Public health threats, whether global or not, may adversely impact our business and markets, including our workforce and operations and the operations of our customers, suppliers, and business partners. In particular, we may experience material financial or operational impacts, including:

●	significant volatility or reductions in demand for our products and/or services; or

●

the inability to meet our customers’ needs or other obligations due to disruptions to our operations or the operations of our third-party partners, suppliers, contractors, logistics partners, or customers.

These impacts may be of greater magnitude in certain jurisdictions in which we and our customers operate that are impacted by these threats or react to the threats with more stringent policies. While we have developed and implemented and continue to develop and implement health and safety protocols, business continuity plans and crisis management protocols in an effort to try to mitigate the negative impact health threats on our employees and our business, there can be no assurance that we will be successful in our efforts or that such efforts may not have detrimental unintended consequences, and as a result, our business, financial condition and results of operations may be materially and adversely affected by health threats and epidemics.

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

Currency exchange rate fluctuations could have an adverse effect on our sales, cost of sales and results of operations, and we could experience losses with respect to forward exchange contracts into which we may enter. Unfavorable currency fluctuations could require us to increase prices for our products and services to customers, which could result in lower net sales. Alternatively, if we do not adjust the prices for our products and services in response to unfavorable currency fluctuations, our results of operations, including our margins, could be materially and adversely affected. In addition, most sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold or these services are provided and the currency received in payment for such sales could be less valuable as compared to the U.S. dollar at the time of receipt as a result of exchange rate fluctuations. From time to time, we enter into forward exchange contracts and cross-currency swap agreements to reduce currency exposure. However, we cannot be certain that our efforts will be adequate to protect us against significant currency fluctuations or that such efforts will not expose us to additional exchange rate risks, which could materially and adversely affect our results of operations.

As of September 30, 2024, we held approximately $124 million of cash and cash equivalents that is denominated in foreign currency, which represents a substantial portion of our current cash and cash equivalents balance. As a result of our significant foreign currency holdings, our financial results and capital ratios may be impacted by the movements in exchange rates, and a significant portion of our assets must be translated into U.S. dollars for external reporting purposes or converted into U.S. dollars to meet our strategic needs, and service obligations such as any future U.S. dollar-denominated indebtedness or dividends. We may seek to mitigate our exposure to currency exchange rate fluctuations, but our efforts may not be successful.

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

Our revenue, operating margins and other operating results could fluctuate significantly from quarter-to-quarter and year-to-year depending upon a variety of factors, including:

●	changes in the timing and terms of product orders and service contracts by our customers as a result of our customer concentration or otherwise;

●	changes in the demand for the mix of products and services that we offer;

●	the timing and amount of any new repurchases of our common stock;

●	the timing and market acceptance of our new product and service introductions;

●	delays or problems in the planned introduction of new products or services, or in the performance of any such products following delivery to customers or the quality of such services;

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

If we do not achieve our transformation initiative goals, our financial results could be negatively impacted.

In fiscal year 2024, we announced a transformation initiative to reduce complexity and streamline processes across our organization designed to lead to reduced costs and increased profitability. We have identified initiatives and activities to support the objectives of the transformation initiative. If we fail to complete any of these initiatives or activities, or if the results of these initiatives and activities do not lead to the cost savings we expect, our financial results could be negatively impacted.

The global nature of our business exposes us to multiple risks.

During fiscal years ended September 30, 2024, 2023 and 2022, approximately 44%, 46% and 33% of our revenue was derived from sales outside of North America. We expect that international sales, including increased sales in Asia and Africa, will continue to account for a significant portion of our revenue for the foreseeable future, and that in particular, the proportion of our sales to customers in China will increase, due in large part to our significant genomic services operation in China. Additionally, we intend to invest additional resources in facilities in China, which will increase our global footprint of sales, service and repair operations. As a result of our international operations, we are exposed to many risks and uncertainties, including:

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

As of September 30, 2024, we held approximately $146 million of cash outside the United States and our ability to repatriate any of the funds for use in the United States or elsewhere in our business may be limited based on local country statutory requirements, which could negatively impact our opportunities to deploy capital.

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

A key part of our growth strategy is to continue expanding within the life science products and services markets. As part of this strategy, we expect to diversify our product sales and service revenue by leveraging our core technologies and making acquisitions of select businesses, products, services or technologies, which requires investments and resources which may not be available on favorable terms or at all. We cannot guarantee that we will be successful in leveraging our capabilities into the life sciences sample management and genomic services markets or identifying and successfully acquiring other businesses, products, services or technologies to meet all the needs of new customers and to compete favorably with other products and services. Because a significant portion of our growth potential may be dependent on our ability to increase sales within each of the Sample Management Solutions, Multiomics, and B Medical Systems segments, our inability to successfully expand within the markets serviced by these segments may adversely impact future financial results.

Changes in key personnel could impair our ability to execute our business strategy.

The continuing service of our executive officers and essential engineering, scientific and management personnel, together with our ability to attract and retain such personnel, is an important factor in our continuing ability to execute our strategy. There is substantial competition to attract such employees and the loss of any such key employees could have a material adverse effect on our business and operating results. The same could be true if we were to experience a high turnover rate among engineering and scientific personnel and we were unable to replace them. Our ability to attract and retain employees may be negatively impacted by employees’ reactions to our policies, related to working remotely, particularly in the United States. Any failure to attract, recruit, train, retain, motivate and integrate qualified personnel, in particular our new President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, could materially harm our strategic plan, operating results and growth prospects.

John Marotta joined us as President, Chief Executive Officer and member of our Board of Directors on September 9, 2024 to succeed Dr. Stephen Schwartz, who previously announced his retirement after more than 14 years of service to us. In addition, on November 12, 2024, Lawrence Lin was appointed as our Executive Vice President and Chief Financial Officer following the filing of this Annual Report on Form 10-K to succeed Herman Cueto in this role. Although we have taken steps to help ensure a smooth and successful transition, there can be no assurance that these steps will be successful.

Unexpected events could disrupt our sample storage operations and adversely affect our reputation and results of operations.

Unexpected events, including fires or explosions at our facilities, natural disasters, such as tornadoes, hurricanes and earthquakes, war or terrorist activities, unplanned power outages, supply disruptions and failure of equipment or systems, could adversely affect our reputation and results of operations. Our customers rely on us to securely store and timely retrieve and transport their critical samples, and these events could result in service disruptions, physical damage to one or more key storage facilities and the customer samples stored in those facilities, the temporary closure of one or more key operating facilities or the temporary disruption of service, each of which could negatively impact our reputation and results of operations. Our primary storage facility is located in Indianapolis, Indiana, an area of the United States that can be prone to tornadoes and other severe weather events.

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

We utilize certain critical information technology systems and networks, including those provided by third parties, to process, transmit and store electronic information in connection with our business, and more broadly for the effective operation of our business. These information systems include telecommunications, the internet, our corporate intranet, various computer hardware and software applications, network communications and e-mail. These information systems may be owned and maintained by us, our outsourced providers, or other third parties such as vendors and contractors. As the use of digital technologies has increased, cybersecurity incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication, and are becoming increasingly difficult to detect. These threats pose a risk to the security of our systems and networks and the confidentiality, availability, reliability, adequacy, and integrity of our data. There can be no assurance that we will be successful in preventing or detecting cybersecurity incidents and attacks, or successfully mitigating their effects.

Despite the implementation of security measures, our information technology systems and those provided to us by third parties are vulnerable to damage or disruption from hacking, computer viruses, malware, including ransomware, software bugs, unauthorized access, natural disasters, terrorism, war, and telecommunication, equipment, and electrical failures. Our inability to use or access these information systems at critical points in time, or unauthorized access to or acquisition of confidential or proprietary information, or personal data, could unfavorably impact our reputation and the timely and efficient operation of our business.

We have measures in place that are designed to prevent, and if necessary, to detect and respond to such cybersecurity incidents and breaches of privacy and security mandates. Our measures to prevent, detect, respond to, and minimize such risks may be unsuccessful. While we have not, to our knowledge, experienced any significant system failure, accident, or material cybersecurity incident to date, if such an event were to occur and cause interruptions in our operations or the operations of those third parties with which we contract, it could result in legal harm and a material disruption of our programs and our business operations, as well as our financial condition. To the extent that any disruption or cybersecurity incident results in a loss of or damage to our data or applications, or inappropriate disclosure, loss, corruption, modification, or theft of confidential or proprietary information, or personal data, in addition to incurring liability, the further development of our products and services could be delayed, or our competitive position could be compromised. Additionally, such disruptions or cybersecurity incidents could result in enforcement actions by United States or foreign regulatory authorities, regulatory penalties, and other legal liabilities such as but not limited to private litigation, the incurrence of significant remediation costs, disruptions to our development programs, business operations and collaborations, diversion of management efforts and damage to our reputation, all of which could harm our business and operations.

We have identified a material weakness in our internal control over financial reporting which led to a conclusion that our internal control over financial reporting is not effective as of September 30, 2024. Our ability to remediate the material weakness, the discovery of additional material weaknesses, and our inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting, could adversely affect our results of operations, our stock price and investor confidence in our company.

Pursuant to SEC rules and regulations, our management is required to report on the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Annually, we perform activities that include reviewing, documenting and testing our internal control over financial reporting. If we fail to maintain the adequacy of our internal control over financial reporting, we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting. Failure to achieve and maintain effective internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock. This could result in significant expenses to remediate any internal control deficiencies and lead to a decline in our stock price.

We identified a material weakness in our internal control over financial reporting as of September 30, 2024 as we did not design and maintain effective controls related to the review of the cash flow statement. The material weakness resulted in immaterial misstatements in our Consolidated Statements of Cash Flows for the Q2 and Q3 interim periods during fiscal 2023, for the year ended September 30, 2023, as well as the Q1, Q2, and Q3 interim periods during fiscal 2024 and in our supplemental cash flow disclosures for the year ended September 30, 2022, each interim and annual period during fiscal 2023 and the Q1, Q2 and Q3 interim periods during fiscal 2024.  Additionally, the material weakness could result in material misstatements of our interim or annual consolidated statement of cash flows or supplemental cash flow disclosures that would not be prevented or detected on a timely basis.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management may be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weaknesses in internal control over financial reporting.

Our management has taken, and plans to take, actions to remediate the deficiency in our internal control over financial reporting and will implement new processes, procedures and controls designed to address the underlying causes associated with the material weakness. While we expect to continue to implement our remediation plans throughout the fiscal year ended September 30, 2025, we cannot be certain as to when the remediation of this material weakness will be fully completed. During the course of completing our remedial actions, we may identify areas requiring improvement and may be required to design additional enhanced processes and controls to address issues identified through this process. In addition, there can be no assurance that such remediation efforts will be successful, that our disclosure controls and procedures or internal control over financial reporting will be effective as a result of these efforts or that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods.

If we fail to remediate this material weakness or otherwise not maintain effective disclosure controls and procedures or internal control over financial reporting, we may not be able to rely on the integrity of our financial results or otherwise provide reliable financial statements, which could adversely affect our business decisions, result in inaccurate or late reporting of our financial results, as well as delays or the inability to meet our reporting obligations or to comply with SEC rules and regulations. Any of these could result in delisting actions by the Nasdaq Stock Market, investigation and sanctions by regulatory authorities, stockholder investigations and lawsuits, and could adversely affect our business, results of operations, ability to obtain financing and the trading price of our common stock.

Our goodwill and intangible assets may become impaired.

As of September 30, 2024, we had $691.4 million of goodwill and $248.0 million in net intangible assets as a result of our acquisitions. We periodically review our goodwill and the estimated useful lives of our identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value, or for intangible assets, a revised useful life. These events and circumstances include significant changes in the business climate, legal factors, operating performance indicators, advances in technology and competition. Any impairment or revised useful life could have a material and adverse effect on our financial position and results of operations and could harm the trading price of our common stock.

In the event the performance of any of our reporting units does not meet management expectations in the future, we experience a prolonged macroeconomic or market downturn, or there are other negative revisions to key assumptions used in the analyses used to estimate fair value, we may be required to perform an impairment analysis which could result in an impairment charge. As of October 1, 2023, we reorganized the business under three operating segments, and as a result, reallocated goodwill to the newly defined reporting units. Subsequent to this reallocation, during the second quarter of fiscal year 2024, as part of our routine long-term planning process, we assessed several events and circumstances that could affect the significant inputs used to determine the fair value of our reporting units, including updates to forecasted cash flows, the impact of our cost saving plans and planned transformation initiatives and the overall change in the economic climate since our last impairment assessment in October 2023. We concluded it was more likely than not the fair value of the B Medical Systems segment was less than its carrying amount resulting from the reduction in our anticipated revenue growth rates for the current and subsequent years as compared to prior projections. As a result, we completed a quantitative goodwill impairment test for our reporting units in accordance with Accounting Standards Codification 350, Intangibles – Goodwill as of March 31, 2024. We recorded a non-cash impairment charge of $111.3 million within "Impairment of goodwill and intangible assets" in our Condensed Consolidated Statements of Operations during the three months ended March 31, 2024. For further details refer to Note 8, Goodwill and Intangible Assets to our Consolidated Financial Statements included under Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Any additional impairment charges could negatively impact our business and stock price as set forth above.

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

In addition, a portion of the manufacturing for our products and providing services takes place in China through third-party manufacturers and service providers. The BIOSECURE Act that was recently passed by the U.S. House of Representatives is aimed at discouraging federal contracting with certain Chinese biotechnology companies for biotechnology equipment or services. If the BIOSECURE Act becomes law, its implementation has the potential to impact supply of our products and services. Additionally, if following the enactment and implementation of the BIOSECURE ACT we are required to change manufacturers or service providers for any reason, we will be required to verify that the new manufacturer or provider maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. We anticipate that the complexity of our processes may impact the amount of time it may take to secure a replacement manufacturer or provider and such delays could negatively affect our ability to develop and sell products and services, which could have a material adverse effect on our business, results of operations, or financial condition.

We are subject to numerous governmental regulations.

We are subject to federal, state, local and foreign regulations, including environmental regulations, regulations relating to the design and operation of our products and control systems and regulations relating to certain of our service offerings, including those described under Item 1 “Business-Environmental Matters and Governance Regulations” above. We might incur significant costs as we seek to ensure that our products meet safety and emissions standards, many of which vary across the states and countries in which our products are used, and that our GLP regulatory services in our Multiomics business are performed in accredited and certified laboratories. In the past, we have invested significant resources to redesign our products and establish and maintain our laboratories to comply with these regulations. Compliance with future regulations, directives, and standards could require us to modify or redesign some products, change our service offerings, make capital expenditures, or incur substantial costs. If we do not comply with current or future regulations, directives, and standards:

●	we could be subject to fines;

●	our production or shipments could be suspended; and

●	we could be prohibited from offering particular products or services in specified markets.

Any of these events could materially and adversely affect our business, financial condition and results of operations.

Our actual or perceived failure to comply with data protection laws and regulations could lead to government enforcement actions, private litigation and/or adverse publicity and could negatively affect our business.

We are subject to domestic and international data protection laws and regulations that address privacy and data security and may affect our collection, use, storage, and transfer of personal information. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues with the potential to affect our business. In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. Failure to comply with data protection laws and regulations, where applicable, could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business. For example, California has enacted the California Consumer Privacy Act, or CCPA, which went into effect in January of 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Although the CCPA includes exemptions for certain categories of health information, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents.  Additionally in 2020, California voters passed the California Privacy Rights Act, or the CPRA, which went into full effect on January 1, 2023. The CPRA significantly amended the CCPA, potentially resulting in further uncertainty, additional costs and expenses in an effort to comply and additional potential for harm and liability for failure to comply. Among other things, the CPRA established a new regulatory authority, the California Privacy Protection Agency, which is tasked with enacting new regulations under the CPRA and has expanded enforcement authority. In addition to California, more U.S. states are enacting similar legislation, increasing compliance complexity and increasing risks of failures to comply.  In 2023, comprehensive privacy laws in Virginia, Colorado, Connecticut, and Utah all took effect, and laws in Montana, Oregon, and Texas take effect during 2024. In addition, laws in other U.S. states are set to take effect beyond 2024, and additional U.S. states have proposals under consideration, all of which are likely to increase our regulatory compliance costs and risks, exposure to regulatory enforcement action, and other liabilities.

Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. For example, the European Parliament and the Council of the European Union adopted a comprehensive general data privacy framework called the General Data Protection Regulation ("GDPR") which took effect in May 2018 and governs the collection and use of personal data in the European Union, including by companies outside of the European Union. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification, and the use of third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, enhances enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater.  The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR has been and will continue to be a rigorous and time-intensive process that has increased and will continue to increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with any European activities, which could adversely affect our business, prospects, financial condition and results of operations.

Additionally, following the United Kingdom’s withdrawal from the European Union (i.e., Brexit), and the expiry of the Brexit transition period, which ended on December 31, 2020, the GDPR has been implemented in the United Kingdom (as the UK GDPR). The UK GDPR sits alongside the UK Data Protection Act 2018 which implements certain derogations in the EU GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover.

Applicable data privacy and data protection laws may conflict with each other, and by complying with the laws or regulations of one jurisdiction, we may find that we are violating the laws or regulations of another jurisdiction. Despite our efforts, we may not have fully complied in the past and may not in the future. That could require us to incur significant expenses, which could significantly affect our business. Failure to comply with data protection laws may expose us to risk of enforcement actions taken by data protection authorities or other regulatory agencies, private rights of action in some jurisdictions, and potential significant penalties if we are found to be non-compliant. Furthermore, the number of government investigations related to data security incidents and privacy violations continue to increase and government investigations typically require significant resources and generate negative publicity, which could harm our business and reputation.

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

Risks Related to Our Intellectual Property

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

One of our main competitive strengths is our technology, and we are dependent on our patent rights and other intellectual property rights to maintain our competitive position. Our patents began to expire at various dates beginning in 2024 and will continue to expire from time to time thereafter through 2042 which could result in increased competition and declines in product and service revenue.

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

We currently obtain many of our key components on an as-needed, purchase order basis from numerous suppliers. In some cases, we have only a single source of supply for key components and materials used in the manufacturing of our products. Further, a portion of our supply is sourced from Asia, including China, and we do not always have a previous history of dealing with these suppliers. Our inability to obtain components or materials in required quantities or of acceptable cost and quality and with the necessary continuity of supply could result in delays or reductions in product shipments to our customers. In addition, if a supplier or sub-supplier suffers a production stoppage or delay for any reason, including natural disasters or health-related threats, this could result in a delay or reduction in our product shipments to our customers. Any of these contingencies could cause us to lose customers, result in delayed or lost revenue and otherwise materially harm our business.

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

Our external service providers may fail to perform as we expect or may suffer cybersecurity breaches.

Our external service providers have played and will continue to play a key role in many of our transactional and administrative functions, such as information technology and facilities management. Many of these service providers, including certain hosted software applications that we use for the storage and processing of confidential, proprietary, or personal information, employ various processing and storage technologies, including cloud computing technology. These providers’ information technology systems may be susceptible to cybersecurity incidents and breaches, attacks by hackers, or other incidents, including those due to employee error, malfeasance, or other disruptions, which are outside of our control. Although we attempt to select reputable providers, perform diligence on such providers, and enter into written contracts, it is possible that one or more of these providers could fail to perform or adequately protect our data from cybersecurity incidents as we expect, and any such failure could have an adverse impact on our business. Any such incident could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations, damage our reputation, and cause a loss of confidence in us and our ability to conduct our business and our competitive advantage, which could adversely affect our reputation.

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

Our automated cold storage systems are used in the handling, movement and storage of biological and chemical samples. We also provide sample storage services to customers where we store their biological and chemical samples or perform genomic services at our facilities. In any case, in addition to product warranty claims, inaccurate or faulty testing services or damage to our customers’ materials attributed to a failure of our products or services could lead to additional claims for damages made by our customers and could also harm our relationship with our customers and damage our reputation, resulting in material harm to our business.

Risks Relating to Owning Our Securities

Our stock price is volatile.

The market price of our common stock has fluctuated widely. From the beginning of fiscal year 2023 through the end of fiscal year 2024, our stock price fluctuated between a high of $67.51 per share and a low of $36.45 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include:

●	variations in operating results from quarter-to-quarter and year-to-year;

●	changes in earnings estimates by analysts or our failure to meet analysts’ expectations;

●	changes in the market price per share of our public company customers and competitors;

●	the completion of repurchases of our common stock under our 2022 share repurchase authorization;

●	the timing and amount of any new repurchases of our common stock;

●	market conditions in the life sciences sample management and genomic services and other industries into which we sell products and services;

●	global economic conditions;

●	political changes, hostilities, public health threats, or natural disasters such as hurricanes and floods;

●	low trading volume of our common stock;

●	the number of firms making a market in our common stock; and

●	actions of activist stockholders and our response(s) thereto.

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

We have been and may continue to be subject to stockholder activism, including relating to the actions of Politan Capital Management LP, or Politan, described in the Schedule 13D that it initially filed with the SEC on September 14, 2023, as amended, and may be subject to continued and other stockholder activism in the future. For example, on November 1, 2024, we entered into a Cooperation Agreement with Politan pursuant to which we agreed, among other things: (a) to increase the size of the Board of Directors by three (3) directors and appoint Quentin Koffey, the Managing Partner and Chief Investment Officer of Politan, to our Board of Directors; (b) to establish a new Value Creation Committee of the Board of Directors, or the Committee; (c) to appoint Mr. Koffey, William Cornog, Alan Malus, Martin Madaus and John Marotta to the Committee; (d) to appoint Mr. Koffey to the Human Resources and Compensation Committee of the Board of Directors; (e) to nominate the members of the Committee for election to the Board of Directors at our 2025 Annual Meeting of Stockholders; and (f) that two directors serving on the Board of Directors immediately prior to the execution of the Cooperation Agreement would not stand for re-election to the Board of Directors at our 2025 Annual Meeting of Stockholders. Perceived uncertainties as to our future direction as a result of these actions or any future stockholder activism or further changes to the composition of our Board of Directors or management may lead to the perception of a change in the direction of our business, instability or lack of continuity, any of which could negatively impact our stock price and results of operations.

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

Our restated certificate of incorporation makes us subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits publicly held Delaware corporations to which it applies from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Our restated certificate of incorporation also contains anti-greenmail provisions which prohibit us from repurchasing our common stock from certain related persons unless specific conditions are satisfied. These provisions could discourage others from bidding for our shares of common stock and could, as a result, reduce the likelihood of an increase in the price of our common stock that would otherwise occur if a bidder sought to buy our common stock.

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

These choice of forum provisions will not apply to causes of action arising under the Securities Act or the Exchange Act or any other claim for which federal courts have exclusive jurisdiction. Furthermore, our by-laws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any claims under the Securities Act.

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

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

Risk Management

We have implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program is an element of and is integrated into our overall enterprise risk management program, and is a key component of our annual organizational risk assessment. Our cybersecurity risk management program is based in part on, and incorporates elements of, the National Institute of Standards and Technology (NIST) Cybersecurity Framework and International Organization for Standardization 27001 (ISO 27001) Framework. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Our cybersecurity risk management program utilizes a variety of technical and process controls that are designed to identify, protect against, detect, respond to, and recover from cybersecurity threats, including:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology (“IT”) environment;
●	a security team that is principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls and policies, and (3) our response to cybersecurity incidents;
●	the use of external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our security controls;
●	cybersecurity awareness training for our employees, incident response personnel, and senior management;
●	assessment of material cybersecurity risks posed by third-party service providers, including risks to employee, customer and financial information;
●	a cybersecurity incident response protocol that includes procedures for responding to cybersecurity incidents; and
●	business continuity plans.

As part of the above processes, we engage, as necessary, consultants and other third parties, to review our cybersecurity incidents if material to help quantify the impact and identify areas for continued focus, improvement, and compliance.

Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including our suppliers and manufacturers or who have access to confidential, proprietary, personal, or employee data, or to our systems. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our systems, data or facilities that house such systems or data, and continually monitor cybersecurity threat risks identified through such diligence. Additionally, we generally require those third parties that could introduce significant cybersecurity risk to us to agree by contract to manage their cybersecurity risks in specified ways, and to agree to be subject to cybersecurity audits or audits for System and Organization Controls (SOC) compliance.

We have been, and expect to continue to be, subject to cybersecurity risks and incidents related to our business. We have not experienced any material cybersecurity incidents during the last fiscal year. For more information about the cybersecurity risks we face, see Item 1A – Risk Factors of this Annual Report on Form 10-K.

Governance

Our Board considers cybersecurity risk as part of its enterprise risk management oversight function. The Board delegates oversight of the cybersecurity risk management program to the Audit Committee. This oversight includes periodic reports from management concerning cybersecurity related risks. The management of the program is the responsibility of our Risk Management Committee, comprised of our Chief Financial Officer, Chief Digital & Information Officer, Chief Accounting Officer and General Counsel. Our Chief Digital & Information Officer, who has over 30 years of extensive work experience in the field of technology and cybersecurity, leads our team of cybersecurity professionals and provides the Risk Management Committee with periodic reports on our cybersecurity risks and any material cybersecurity incidents. Our team of cybersecurity professionals monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents through the cybersecurity risk management and processes described above, including the operation of our incident response plan. The Risk Management Committee provides updates to the Audit Committee on our cybersecurity risk management program as appropriate, including updates on (1) any critical cybersecurity risks; (2) ongoing cybersecurity initiatives and strategies; (3) applicable regulatory requirements; and (4) industry standards. The Risk Management Committee also notifies the Board of any significant and/or material cybersecurity incidents (suspected or actual) and provides updates on the incidents as well as cybersecurity risk mitigation activities as appropriate.

Item 2.    Properties

Our corporate headquarters are currently located in Burlington, Massachusetts. We maintained the following principal facilities as of September 30, 2024:

			Square Footage	Ownership Status/
Location	Functions	Segment	(Approx.)	Lease Expiration
Suzhou, China	Laboratory & office	Multiomics	240,000	Owned
Hosingen, Luxembourg	B Medical headquarters & manufacturing	B Medical Systems	228,000	Owned
Indianapolis, Indiana	Sample storage, sales & support	Sample Management Solutions	116,700	September 2043
Billerica, Massachusetts	Sample storage, R&D and office	Sample Management Solutions	39,900	October 2033
South Plainfield, New Jersey	Laboratory and office	Multiomics	73,300	January 2030
Plainfield, Indiana	Manufacturing, R&D and sales & support	Sample Management Solutions	67,900	August 2042
Springfield, Missouri	Manufacturing, R&D and sales & support	Sample Management Solutions	50,100	December 2028
Manchester, United Kingdom	Manufacturing and office	Sample Management Solutions	44,700	December 2029
Burlington, Massachusetts	Corporate headquarters, training, R&D and sales & support	All	26,200	October 2025

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

Number of Holders

As of November 19, 2024, there were 455 holders of record of our common stock.

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

Comparative Stock Performance

The following graph compares the cumulative total shareholder return (assuming reinvestment of dividends) from investing $100 on September 30, 2019, and plotted at the last trading day of each of the fiscal years ended September 30, 2020, 2021, 2022, 2023 and 2024, in each of (i) our Common Stock; (ii) the Nasdaq/NYSE American/NYSE Index of companies; (iii) S&P 1500 Life Sciences Tools & Services Industry Index; and (iv) a peer group.

The peer group is comprised of Angiodynamics Inc, Caredx Inc, Certara Inc, Haemonetics Corp, Icu Medical Inc, Integra Lifesciences Holdings Corp, Maravai Lifesciences Holdings Inc, Medpace Holdings Inc, Neogenomics Inc, Orasure Technologies Inc, Repligen Corp, Sotera Health Co, and Varex Imaging Corp. This is the same peer group that we compared our total shareholder return to for the fiscal year ended September 30, 2023. We have decided to compare our total shareholder return to that of the S&P 1500 Life Sciences Tools & Services Industry Index as opposed to that of the peer group used for the fiscal year ended September 30, 2023 to align our “Comparative Stock Performance” disclosures with that of the same line-of-business index to which we compare our executive performance in our “Pay Versus Performance” disclosures in our proxy statements for the annual meeting of our stockholders.

The stock price performance on the graph below is not necessarily indicative of future price performance.

	9/30/2019	9/30/2020	9/30/2021	9/30/2022	9/30/2023	9/30/2024
Azenta, Inc.	$100.00	$126.14	$280.45	$117.55	$137.65	$132.85
NASDAQ/NYSE American/NYSE	100.00	100.86	128.93	100.95	121.74	154.22
S&P Composite 1500 - Life Sciences Tools & Services	100.00	132.71	189.49	146.05	144.81	174.57
Peer Group	100.00	114.79	171.86	94.45	91.66	97.53

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

Issuer Purchases of Equity Securities

The following provides information about repurchases of our common stock during the three months ended September 30, 2024:

		Total		Total Number of Shares	Approximate Dollar Value
		Number of	Average	Purchased As Part of	Of Shares That May
		Shares	Price Paid	Publicly Announced	Yet Be Purchased
		Purchased	Per Share	Plans or Programs	(in millions)
Period of Repurchase	Repurchase Program	(#)	($)	(#)	($)
July 1 - 31, 2024	Open market repurchase	1,549,506	$54.12	26,666,626	$165
August 1 - 31, 2024	Open market repurchase	1,693,619	51.89	28,360,245	77
September 1 - 30, 2024	Open market repurchase	1,612,743	47.79	29,972,988	—
Total		4,855,868	$51.24

On November 4, 2022, our Board of Directors approved a share repurchase authorization for the repurchase of up to $1.5 billion of our common stock (the “2022 Repurchase Authorization”). In November 2022, as part of the 2022 Repurchase Authorization, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) with JPMorgan Chase Bank, National Association for the repurchase of $500 million of our common stock which terminated and settled in April 2023. Following the termination of the ASR Agreement, we entered other arrangements under the 2022 Repurchase Authorization in order to repurchase the remaining $1.0 billion shares of common stock authorized for repurchase through open market purchases, intended to qualify under Rule 10b5-1 under the Exchange Act. During the three months ended September 30, 2024, we repurchased 4.9 million shares of common stock for approximately $248.8 million (excluding fees, commissions, and excise tax) through open market repurchases under these other arrangements which completed our share buyback under the 2022 Repurchase Authorization. As of September 30, 2024, we have no remaining authorization for share repurchases.

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

Unless noted otherwise, this MD&A relates solely to our continuing operations and does not reflect the operations of the semiconductor automation business which we sold to Thomas H. Lee Partners, L.P. for $2.9 billion in cash on February 1, 2022, which is reflected as discontinued operations in our Consolidated Financial Statements.

Our MD&A is organized as follows:

●

Overview. This section provides a general description of our business and operating segments as well as a brief discussion and overall analysis of our business and financial performance, including key developments affecting us during the fiscal years ended September 30, 2024 and 2023.

●

Critical Accounting Policies and Estimates. This section discusses accounting policies and estimates that require us to exercise subjective or complex judgments in their application. We believe these accounting policies and estimates are important to understanding the assumptions and judgments incorporated in our reported financial results.

●	Results of Operations. This section provides an analysis of our financial results for the fiscal year ended September 30, 2024 compared to the fiscal year ended September 30, 2023.

●	Liquidity and Capital Resources. This section provides an analysis of our liquidity and changes in cash flows, as well as a discussion of contractual commitments.

OVERVIEW

General

We are a leading global provider of biological and chemical compound sample exploration and management solutions for the life sciences industry. We entered the life sciences market in 2011, leveraging our in-house precision automation and cryogenics capabilities that we were then applying in the semiconductor manufacturing market. This led us to develop and provide solutions for automated ultra-cold storage. Since then, we have expanded our life sciences offerings through internal investments and through a series of acquisitions. We now support our customers from research and clinical development to commercialization with our sample management, automated storage, vaccine cold storage and transport, as well as genomic services expertise to help our customers bring impactful and breakthrough therapies to market faster. We understand the importance of sample integrity and offer a broad portfolio of products and services supporting customers at every stage of the life cycle of samples including procurement, automated storage systems, genomic services and a multitude of sample consumables, informatics and data software, along with sample repository services. Our expertise, global footprint and leadership positions enable us to be a trusted global partner to pharmaceutical, biotechnology and life sciences research institutions. In total, we employ approximately 3,300 full-time employees, part-time employees and contingent workers worldwide as of September 30, 2024 and have sales in approximately 125 countries. We are headquartered in Burlington, Massachusetts and have operations in North America, Asia, and Europe.

Our portfolio includes product and service offerings developed by us internally, as well as obtained through acquisitions, designed to provide comprehensive capabilities to our customers, addressing their needs in sample exploration and management, automated storage, multiomics, and cold chain solutions. We continue to develop new product and service offerings and enhance existing and acquired offerings through the expertise of our research and development resources. We believe our acquisition, investment and integration approach has allowed us to accelerate internal development and significantly accelerate time to market for our life sciences solutions.

Segments

Effective October 1, 2023, we realigned our organizational structure into three reportable segments: Sample Management Solutions, Multiomics, and B Medical Systems. The segment realignment had no impact on our consolidated financial position, results of operations, or cash flows. All segment information presented is reflective of this new structure and prior period information has been recast to conform to our current period presentation. For further information on our reportable and operating segments, please refer to Note 18, Segment and Geographic Information to our Consolidated Financial Statements included under Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K.

Within our Sample Management Solutions segment, we operate as a single business unit offering end-to-end sample management products and services, including Sample Repository Services, or SRS, and Core Products (Automated Stores, Cryogenic Systems, Automated Sample Tube, Consumables and Instruments, and Controlled Rate Thawing Devices). This portfolio provides customers with a high level of sample quality, security, availability, intelligence and integrity throughout the lifecycle of samples, providing customers with complete end-to-end “cold chain of custody” capabilities. We also offer expert-level consultation services to our clients throughout their experimental design and implementation processes. On July 1, 2022, we acquired Barkey Holding GmbH and its subsidiaries, or “Barkey”, a leading provider of controlled rate thawing devices for customers in the medical, biotech and pharmaceutical industries. The acquisition added innovative products and capabilities that extend our extensive cold chain of condition portfolio of products and services, while also expanding our customer reach in the fast-growing CGT space.

Within our Multiomics segment, our genomic services business advances research and development activities by providing gene sequencing, synthesis, editing and related services. We offer a comprehensive, global portfolio that we believe has both broad appeal in the life sciences industry and enables customers to select the best solution for their research and development challenges. This portfolio also offers unique solutions for key markets such as CGT, antibody development and biomarker discovery by addressing genomic complexity and throughput challenges.

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

Business and Financial Performance

Our performance for the fiscal years ended September 30, 2024, 2023 and 2022 is as follows (in thousands):

	Year Ended September 30,
	2024	2023	2022
Revenue	$656,323	$665,072	$555,498
Cost of revenue	392,956	401,932	299,914
Gross profit	263,367	263,140	255,584
Operating expenses
Research and development	33,525	33,956	27,542
Selling, general and administrative	302,737	316,282	251,465
Impairment of goodwill and intangible assets	115,975	—	—
Contingent consideration - fair value adjustments	—	(18,549)	600
Restructuring charges	11,808	4,577	712
Total operating expenses	464,045	336,266	280,319
Operating loss	(200,678)	(73,126)	(24,735)
Other income (expense)
Interest income, net	33,177	43,735	15,697
Other income (expense), net	178	(1,042)	(898)
Loss before income taxes	(167,323)	(30,433)	(9,936)
Income tax (benefit) expense	(3,153)	(17,550)	1,350
Loss from continuing operations	$(164,170)	$(12,883)	$(11,286)
(Loss) income from discontinued operations, net of tax	—	(1,374)	2,144,145
Net (loss) income	$(164,170)	$(14,257)	$2,132,859

Results of Operations

Fiscal Year Ended September 30, 2024 compared to Fiscal Year Ended September 30, 2023

Revenue decreased 1% for fiscal year 2024 compared to fiscal year 2023 driven by decreased revenue in the B Medical Systems segment, partially offset by increased revenue in the Sample Management Solutions and Multiomics segments. Gross margin was 40.1% for fiscal year 2024 compared to 39.6% for fiscal year 2023 driven by margin expansion in the Sample Management Solutions and Multiomics segments, partially offset by margin pressure from decreased revenue in the B Medical Systems segment. Operating expenses increased in fiscal year 2024 compared to the prior fiscal year, primarily due to the $116.0 million non-cash impairment of goodwill and intangible assets, increased restructuring and transformation costs recognized in fiscal year 2024, and a benefit of $18.5 million of fair value contingent consideration adjustments related to the B Medical Systems segment in fiscal year 2023 which did not reoccur; these increases were partially offset by decreased selling, general and administrative expenses in fiscal year 2024. We generated a net loss of $164.2 million for fiscal year 2024 compared to a net loss of $14.3 million for fiscal year 2023, primarily due to the impairment of goodwill and intangible assets, a lower income tax benefit and decreased interest income during fiscal year 2024.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue, business combinations, intangible assets, goodwill and other long-lived assets, inventories, income taxes, and stock-based compensation. We base our estimates on historical experience and various other assumptions that we deem reasonable under the circumstances. We evaluate current and anticipated worldwide economic conditions, both in general and specific to the life sciences industry, that serve as a basis for making judgments about the carrying values of assets and liabilities that are not readily determinable based on information from other sources. Actual results may differ from these estimates and could have a material impact on our financial condition and results of operations.

We believe that the assumptions and estimates associated with the following critical accounting policies involve significant judgment and thus have the most significant potential impact on our Consolidated Financial Statements.

Revenue Recognition

We generate revenue from the sale of products and services. A description of our revenue recognition policies is included in Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K.

Although most of our sales agreements contain standard terms and conditions, certain agreements contain multiple performance obligations or non-standard terms and conditions. For customer contracts that contain more than one performance obligation, we allocate the total transaction consideration to each performance obligation based on the relative stand-alone selling price of each performance obligation within the contract. We rely on either observable standalone sales or an expected cost-plus margin approach to determine the standalone selling price of offerings, depending on the nature of the performance obligation. Performance obligations whose standalone selling price is estimated using an expected cost-plus margin approach relate to the sale of customized automated cold sample management systems and service-type warranties within the Sample Management Solutions segment.

Revenue from the sales of certain products that involve significant customization, primarily automated cold sample management systems, is recognized over time as the asset created by our performance does not have alternative use to us and there is an enforceable right to payment for performance completed to date. We recognize revenue as work progresses based on actual labor hours incurred to date as a percentage of total estimated labor hours expected to be incurred. We believe this method most appropriately depicts our efforts towards satisfaction of the performance obligation. We develop profit estimates for long-term contracts based on total revenue expected to be generated from the project and total costs anticipated to be incurred in the project. These estimates are based on a number of factors, including the degree of required product customization and the work required to be able to install the product in the customer’s existing environment, as well as our historical experience, project plans and an assessment of the risks and uncertainties inherent in the contract related to implementation delays or performance issues that may or may not be within our control. We estimate a loss on a contract by comparing total estimated contract revenue to the total estimated contract costs and recognize a loss during the period in which it becomes probable and can be reasonably estimated. We review profit estimates for long-term contracts during each reporting period and revise the estimate based on changes in circumstances.

If our judgment or estimates in revenue recognition prove incorrect, our revenue in particular periods may be adversely affected and could have a material impact on our financial condition and results of operations.

Business Combinations

We account for business acquisitions using the purchase method of accounting, in accordance with which assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date.

Significant judgment is used in determining fair values of assets acquired, liabilities assumed, and contingent consideration, as well as intangibles and their estimated useful lives. Fair value and useful life determinations require estimates of revenue growth rates, operating expenses, integration costs, obsolescence factors, discount rates and other assumptions used in computing present value. These judgments may materially impact the estimates used in allocating acquisition date fair values to assets acquired and liabilities assumed, as well as our current and future operating results. Actual results may vary from these estimates and may result in adjustments to goodwill and acquisition date fair values of assets and liabilities during a measurement period or upon a final determination of asset and liability fair value, whichever occurs first. Adjustments to fair value of assets and liabilities made after the end of the measurement period are recorded within our operating results.

Contingent consideration is recorded at fair value as measured on the date of acquisition using an appropriate valuation model, such as the Monte Carlo simulation model. The value recorded is based on estimates of future financial projections under various potential scenarios, in which the model runs many simulations based on comparable companies’ growth rates and their implied volatility. Our estimates of forecasted revenues in the earn-out period include a consideration of current industry information, market and economic trends, historical results of the acquired business and other relevant factors. These cash flow projections are discounted with a risk-adjusted rate. Each reporting period until such contingent amounts are earned, the fair value of the liability is remeasured based on changes to the underlying assumptions. The estimates used to determine the fair value of the contingent consideration liability are subject to significant judgment and given the inherent uncertainties in making these estimates, actual results are likely to differ from the amounts originally recorded and could be materially different.

Intangible Assets, Goodwill and Other Long-Lived Assets

We have identified intangible assets and recorded significant goodwill as a result of our acquisitions. Intangible assets other than goodwill are valued based on estimated future cash flows and amortized over the assets' estimated useful lives. Goodwill is tested for impairment annually or more often if impairment indicators are present, at the reporting unit level. Intangible assets other than goodwill and long-lived assets are subject to impairment testing if events and circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable.

In performing a quantitative test for impairment, annually or in the interim period if required based on qualitative factors (as described further in Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K), we determine fair values of our reporting units based on an income approach in accordance with the discounted cash flow method, or “DCF Method”. The DCF Method is based on projected future cash flows and terminal value estimates discounted to their present value. The key inputs used in the DCF Method include revenue growth rates, forecast gross profit margins, operating expenses and capital expenditures, terminal period growth rate, economic and market trends, and discount rate. We derive discount rates that are commensurate with the risks and uncertainties inherent in the respective reporting units and our internally developed projections of future cash flows.

Application of the goodwill impairment test requires judgment based on market and operational conditions at the time of the evaluation, including management’s best estimate of the reporting unit’s future business activity and the related estimates and assumptions of future cash flows from the assets that include the associated goodwill. Different assumptions for inputs used in the DCF Method could result in different estimates of reporting unit fair value as of each testing date.

In the event the financial performance of one of our business segments does not meet our expectations in the future, we experience a prolonged macro or market downturn, or there are other negative revisions to key assumptions used in our DCF Method analysis, we may be required to perform additional impairment analyses and could be required to recognize a non-cash impairment charge.

We are required to test long-lived assets, other than goodwill, for impairment when impairment indicators are present. For purposes of this test, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If we determine that indicators of potential impairment are present, we assess the recoverability of the long-lived asset group by comparing its undiscounted future cash flows to its carrying value. If the carrying value of the long-lived asset group exceeds its future cash flows, we determine fair value of the individual assets within the long-lived asset group to assess potential impairment. If the aggregate fair value of the individual assets of the group are less than their carrying value, an impairment loss is recognized for an amount in excess of the group’s aggregate carrying value over its fair value. The loss is allocated to the assets within the group based on their relative carrying values, with no asset reduced below its fair value.

Inventory

We state our inventory at the lower of cost or market and make adjustments to reduce the inventory cost to its net realizable value through estimated reserves for excess or obsolete inventory. The reserves are established for the difference between the cost of inventory and its estimated market value based on assumptions related to future demand and market conditions. We fully reserve for inventories and non-cancelable purchase orders for inventory deemed obsolete. We perform periodic reviews of our inventory to identify excess inventory on hand. We compare on-hand inventory balances to anticipated inventory usage based on our recent historical activity and forecasted demand for our products developed through our planning systems and sales and marketing inputs.

We adjust the reserves for excess or obsolete inventory and record additional inventory write-downs based on unfavorable changes in estimated customer demand or actual market conditions that differ from management's previous projections.

Deferred Income Taxes

We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance on a quarterly basis. We operate in numerous countries under many legal forms and, as a result, we are subject to the jurisdiction of numerous domestic and foreign tax authorities. We evaluate the profitability of our operations in each jurisdiction on a historic cumulative basis and on a forward-looking basis, while carefully considering carry-forward periods of tax attributes and ongoing tax planning strategies in assessing the need for the valuation allowance. During fiscal year 2024, we recorded $5.6 million U.S. federal and state valuation allowances against deferred tax assets, resulting in a total U.S. valuation allowance of $7.7 million as of September 30, 2024. We also maintain valuation allowances against net deferred tax assets in foreign jurisdictions totaling $40.2 million as of September 30, 2024.

Stock-Based Compensation

We measure compensation cost for all employee stock awards at fair value on the date of grant and recognize compensation expense over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the closing price of our common stock quoted on the Nasdaq Global Select Market on the date of grant. In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, we estimate the likelihood of achieving the performance goals. Each reporting period we review and revise, as needed, estimated achievement of performance goals as part of calculating compensation cost. Actual results may differ from our estimates.

Recently Issued Accounting Pronouncements

For a summary of recently issued accounting pronouncements applicable to our Consolidated Financial Statements which is incorporated here by reference, please refer to Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K.

RESULTS OF OPERATIONS

Please refer to the commentary provided below for further discussion and analysis of the factors contributing to our results from operations for the twelve months ended September 30, 2024 and 2023. A comparison of our results for the fiscal year ended September 30, 2023 to the fiscal year ended September 30, 2022 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 filed with the SEC on November 21, 2023.

Non-GAAP Financial Measures

Non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. Management adjusts the GAAP results for the impact of amortization of intangible assets, purchase accounting impact on inventory, transformation and rebranding costs, restructuring charges, goodwill and intangible asset impairments, fair value adjustments to contingent consideration, governance-related matters, merger and acquisition costs and costs related to share repurchase, and other unallocated corporate expenses to provide investors better perspective on the results of operations which the Company believes is more comparable to the similar analysis provided by its peers. Management also excludes special charges and gains, such as gains and losses from the sale of assets, certain tax benefits and charges, as well as other gains and charges that are not representative of the normal operations of the business. Management strongly encourages investors to review our financial statements and publicly filed reports in their entirety and not rely on any single measure. A reconciliation of each non-GAAP measure to the most nearly comparable GAAP measure is included under "Operating Income (Loss)" and "Gross Margin" below.

Revenue

Our revenue performance for the fiscal years ended September 30, 2024, 2023, and 2022 is as follows (in thousands, except percentages):

	Year Ended September 30,
				% Change
	2024	2023	2022	2024 v. 2023	2023 v. 2022
Sample Management Solutions	$318,646	$303,654	$304,561	4.9%	(0.3)%
Multiomics	254,552	248,296	250,937	2.5%	(1.1)%
B Medical Systems	83,125	113,122	—	(26.5)%	NM
Total revenue	$656,323	$665,072	$555,498	(1.3)%	NM

Fiscal Year Ended September 30, 2024 compared to Fiscal Year Ended September 30, 2023

Revenue decreased 1% in fiscal year 2024 compared to the prior fiscal year driven by a decline in our B Medical Systems segment, partially offset by revenue growth in our Sample Management Solutions and Multiomics segments.

Our B Medical Systems segment revenue decreased 27% in fiscal year 2024 compared to the prior fiscal year, primarily due to lower order volume for cold chain equipment.

Our Sample Management Solutions segment revenue increased 5% in fiscal year 2024 compared to the prior fiscal year driven by broad based revenue growth across most product lines in both the Sample Repository Services and Core Products businesses.

Our Multiomics segment revenue increased 3% in fiscal year 2024 compared to the prior fiscal year driven by revenue growth in Next Generation Sequencing and Gene Synthesis, partially offset by a decline in Sanger sequencing services.

Revenue generated outside the United States was $290.1 million, or 44% of total revenue, for fiscal year 2024 compared to $310.0 million, or 47% of total revenue, in the prior fiscal year.

Operating Income (Loss)

Our operating performance for the fiscal years ended September 30, 2024, 2023 and 2022 is as follows (in thousands, except percentages):

	Sample Management Solutions			Multiomics			B Medical Systems
	Year Ended September 30,			Year Ended September 30,			Year Ended September 30,
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Revenue:	$318,646	$303,654	$304,561	$254,552	$248,296	$250,937	$83,125	$113,122	$—

Operating income (loss):
Operating income (loss)	$6,383	$(5,633)	$22,335	$(12,152)	$(18,652)	$(518)	$(25,949)	$(20,757)	$—
Amortization of completed technology	3,909	2,973	1,631	4,157	4,874	5,693	16,704	10,647	—
Purchase accounting impact on inventory	—	—	—	—	—	—	—	9,664	—
Amortization of intangible assets other than completed technology	154	311	5	—	—	340	—	1,366	—
Transformation(1) and rebranding costs	395	—	—	—	—	—	3,576	—	—
Other adjustments	—	—	(1)	—	(1)	(483)	—	(1)	—
Total adjusted operating income (loss)	$10,841	$(2,349)	$23,970	$(7,995)	$(13,779)	$5,032	$(5,669)	$919	$—
Operating margin	2.0%	(1.9)%	7.3%	(4.8)%	(7.5)%	(0.2)%	(31.2)%	(18.3)%	NM
Adjusted operating margin	3.4%	(0.8)%	7.9%	(3.1)%	(5.5)%	2.0%	(6.8)%	0.8%	NM

	Segment			Corporate			Azenta Total
	Year Ended September 30,			Year Ended September 30,			Year Ended September 30,
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Revenue:	$656,323	$665,072	$555,498	$—	$—	$—	$656,323	$665,072	$555,498

Operating income (loss):
Operating income (loss)	$(31,718)	$(45,042)	$21,817	$(168,960)	$(28,084)	$(46,552)	$(200,678)	$(73,126)	$(24,735)
Amortization of completed technology	24,770	18,494	7,324	—	—	—	24,770	18,494	7,324
Purchase accounting impact on inventory	—	9,664	—	—	—	—	—	9,664	—
Amortization of intangible assets other than completed technology	154	1,677	345	26,346	28,207	24,620	26,500	29,884	24,965
Transformation(1) and rebranding costs	3,971	—	—	9,885	(49)	2,741	13,856	(49)	2,741
Restructuring charges	—	—	—	11,808	4,577	712	11,808	4,577	712
Impairment of goodwill and intangible assets				115,975	—	—	115,975	—	—
Contingent consideration - fair value adjustments	—	—	—	—	(18,549)	600	—	(18,549)	600
Merger and acquisition costs and costs related to share repurchase(2)	—	—	—	4,874	13,842	17,329	4,874	13,842	17,329
Other adjustments	—	(2)	(484)	—	1	—	—	(1)	(484)
Total adjusted operating income (loss)	$(2,823)	$(15,209)	$29,002	$(72)	$(55)	$(550)	$(2,895)	$(15,264)	$28,452
Operating margin	(4.8)%	(6.8)%	3.9%				(30.6)%	(11.0)%	(4.5)%
Adjusted operating margin	(0.4)%	(2.3)%	5.2%				(0.4)%	(2.3)%	5.1%

(1)

Transformation costs represent non-recurring expenses for strategic projects with anticipated long-term benefits to the Company focused on cost reduction and productivity improvement that do not meet the definition of restructuring charges. These costs are directed at simplifying, standardizing, streamlining, and optimizing the Company’s operations, processes and systems to permanently alter the Company’s operations for the long term. For a project to be considered transformational, successful completion of the project must be expected to bring long-term material benefits to the organization and involve significant changes to process and/or underlying technology. Transformation costs in the period result from actions taken as part of the Company’s 2024 cost reduction plan, and primarily relate to one time asset write-downs associated with changes in technology, one time inventory write-downs relating to restructuring actions taken in the period, and third-party consulting costs associated with process and systems re-design.

(2)	Includes expenses related to governance-related matters.

Operating income for the Sample Management Solutions segment was $6.4 million for fiscal year 2024 compared to an operating loss of $5.6 million in the prior fiscal year. The Sample Management Solutions segment operating margin was 2.0%, an increase of 386 basis points year over year. The increases in operating income and operating margin were primarily driven by higher revenue, supported by operating leverage and cost reduction initiatives. Adjusted operating income for the Sample Management Solutions segment was $10.8 million for fiscal year 2024 compared to adjusted operating loss of $2.3 million in the prior fiscal year. Adjusted operating margin for the Sample Management Solutions segment was 3.4%, an increase of 418 basis points year over year. Adjusted operating income (loss) and margin exclude the impact of amortization of intangible assets of $4.1 million and $3.3 million for fiscal years 2024 and 2023, respectively, and transformation costs of $0.4 million for fiscal year 2024.

Operating loss for the Multiomics segment was $12.2 million for fiscal year 2024 compared to an operating loss of $18.7 million in the prior fiscal year. The Multiomics segment operating margin was (4.8)%, an increase of 274 basis points year over year. The decrease in operating loss and increase in operating margin were primarily driven by higher revenue and gross profit, supported by operating leverage. Adjusted operating loss for the Multiomics segment was $8.0 million for fiscal year 2024 compared to adjusted operating loss of $13.8 million in the prior fiscal year. Adjusted operating margin for the Multiomics segment was (3.1)%, an increase of 241 basis points year over year. Adjusted operating loss and margin exclude the impact of amortization related to completed technology of $4.2 million and $4.9 million for fiscal years 2024 and 2023, respectively.

Operating loss for the B Medical Systems segment was $25.9 million for fiscal year 2024 compared to an operating loss of $20.8 million in the prior fiscal year. The B Medical Systems segment operating margin was (31.2)%, a decrease of 1,287 basis points year over year. The increase in operating loss and decrease in operating margin were primarily driven by lower revenue and gross profit due to lower volume of cold chain sales in the product mix, partially offset by lower operating expenses due to decreased commissions on cold chain sales and cost reduction initiatives. Adjusted operating loss for the B Medical Systems segment was $5.7 million for fiscal year 2024 compared to adjusted operating income of $0.9 million in the prior fiscal year. Adjusted operating margin for the B Medical Systems segment was (6.8)%, a decrease of 763 basis points year over year. Adjusted operating income (loss) and margin exclude the impact of amortization of intangible assets of $16.7 million and $12.0 million for fiscal years 2024 and 2023, respectively, transformation costs of $3.6 million for fiscal year 2024 and purchase accounting impact on inventory of $9.7 million for fiscal year 2023.

Gross Margin

Our gross margin performance for the fiscal years ended September 30, 2024, 2023 and 2022 is as follows (in thousands, except percentages):

	Sample Management Solutions			Multiomics			B Medical Systems			Azenta Total
	Year Ended September 30,			Year Ended September 30,			Year Ended September 30,			Year Ended September 30,
	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022
Revenue	$318,646	$303,654	$304,561	$254,552	$248,296	$250,937	$83,125	$113,122	$—	$656,323	$665,072	$555,498

Gross profit	142,035	132,806	140,940	115,434	109,820	114,644	5,895	20,514	—	263,367	263,140	255,584
Adjustments:										—	—	—
Amortization of completed technology	3,909	2,973	1,631	4,157	4,874	5,693	16,704	10,647	—	24,770	18,494	7,324
Purchase accounting impact on inventory	—	—	—	—	—	—	—	9,664	—	—	9,664	—
Transformation costs(1)	377	—	—	—	—	—	3,576	—	—	3,953	—	—
Tariff adjustment	—	—	—	—	—	(484)	—	—	—	—	—	(484)
Other adjustments	—	—	7	—	—	295	—	(1)	—	—	(1)	302
Adjusted gross profit	$146,321	$135,779	$142,578	$119,591	$114,694	$120,148	$26,175	$40,824	$—	$292,090	$291,297	$262,726
Gross margin	44.6%	43.7%	46.3%	45.3%	44.2%	45.7%	7.1%	18.1%	NM	40.1%	39.6%	46.0%
Adjusted gross margin	45.9%	44.7%	46.8%	47.0%	46.2%	47.9%	31.5%	36.1%	NM	44.5%	43.8%	47.3%

(1)

Transformation costs represent non-recurring expenses for strategic projects with anticipated long-term benefits to the Company focused on cost reduction and productivity improvement that do not meet the definition of restructuring charges. These costs are directed at simplifying, standardizing, streamlining, and optimizing the Company’s operations, processes and systems to permanently alter the Company’s operations for the long term. For a project to be considered transformational, successful completion of the project must be expected to bring long-term material benefits to the organization and involve significant changes to process and/or underlying technology. Transformation costs in the period result from actions taken as part of the Company’s 2024 cost reduction plan, and primarily relate to one time asset write-downs associated with changes in technology, one time inventory write-downs relating to restructuring actions taken in the period, and third-party consulting costs associated with process and systems re-design.

The Sample Management Solutions segment gross margin was 44.6% for fiscal year 2024, an increase of 84 basis points compared to the prior fiscal year. Adjusted gross margin for the Sample Management Solutions segment was 45.9% for fiscal year 2024, an increase of 120 basis points compared to the prior fiscal year, driven by higher gross margin for both the Core Products and Sample Repository Services businesses. Adjusted gross margin excludes the impact of amortization related to completed technology of $3.9 million and $3.0 million for fiscal years 2024 and 2023, respectively, and transformation costs of $0.4 million for fiscal year 2024.

The Multiomics segment gross margin was 45.3% for fiscal year 2024, an increase of 112 basis points compared to the prior fiscal year. Adjusted gross margin for the Multiomics segment was 47.0% for fiscal year 2024, an increase of 79 basis points compared to the prior fiscal year, driven by higher gross margin for the Next Generation Sequencing and Gene Synthesis, partially offset by lower gross margin for Sanger sequencing services. Adjusted gross margin excludes the impact of amortization related to completed technology of $4.2 million and $4.9 million for fiscal years 2024 and 2023, respectively.

The B Medical Systems segment gross margin was 7.1% for fiscal year 2024, a decrease of 1,104 basis points compared to the prior fiscal year. Adjusted gross margin for the B Medical Systems segment was 31.5% for fiscal year 2024, a decrease of 460 basis points compared to the prior fiscal year, primarily due to lower volume of cold chain sales in the product mix. Adjusted gross margin excludes the impact of amortization related to completed technology of $16.7 million and $10.6 million for fiscal years 2024 and 2023, respectively, purchase accounting impact on inventory of $9.7 million for fiscal year 2023, and transformation costs of $3.6 million for fiscal year 2024.

Research and Development Expenses

Our research and development expense for the fiscal years ended September 30, 2024, 2023, and 2022 is as follows (in thousands, except percentages):

	Year Ended September 30,
	2024		2023		2022
		% of Revenue		% of Revenue		% of Revenue
Sample Management Solutions	$17,122	5.4%	$17,934	5.9%	$15,565	5.1%
Multiomics	11,766	4.6%	11,976	4.8%	11,977	4.8%
B Medical Systems	4,637	5.6%	4,046	3.6%	—	—
Total research and development expense	$33,525	5.1%	$33,956	5.1%	$27,542	5.0%

Total research and development expenses remained flat in fiscal year 2024 compared to fiscal year 2023, driven by cost reduction initiatives across all three business segments, primarily from decreased expenditures for external services, offset by increased research and development expenses in our B Medical Systems segment related to vaccine cold chain.

Selling, General and Administrative Expenses

Our selling, general and administrative expense for the fiscal years ended September 30, 2024, 2023, and 2022 is as follows (in thousands, except percentages):

	Year Ended September 30,
	2024		2023		2022
		% of Revenue		% of Revenue		% of Revenue
Sample Management Solutions	$118,531	37.2%	$120,495	39.7%	$103,035	33.8%
Multiomics	115,820	45.5%	116,491	46.9%	103,200	41.1%
B Medical Systems	27,206	32.7%	37,225	32.9%	—	—
Corporate	41,180	6.3%	42,071	6.3%	45,230	8.1%
Total selling, general and administrative expense	$302,737	46.1%	$316,282	47.6%	$251,465	45.3%

Total selling, general and administrative expenses decreased $13.5 million for fiscal year 2024 compared to fiscal year 2023, driven by cost reduction initiatives across the business and lower commissions on cold chain sales in our B Medical Systems segment.

Restructuring Charges

Restructuring charges were $11.8 million for fiscal year 2024, an increase of $7.2 million from fiscal year 2023, driven by initiatives launched in fiscal year 2024. See Note 9, Restructuring, in the Notes to the Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Other Income (Expense)

Interest income, net – We recorded interest income of $33.2 million for fiscal year 2024, a decrease of $10.6 million year over year, driven by decreased investments in marketable securities. See Note 5, Marketable Securities, in the Notes to the Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Other income (expense), net – We recorded other income of $0.2 million and other expense of $1.0 million in fiscal years 2024 and 2023, respectively, primarily due to foreign exchange gains and losses.

Income Tax (Benefit) Expense

We recorded an income tax benefit on continuing operations of $3.2 million in fiscal year 2024 compared to an income tax benefit of $17.6 million in fiscal year 2023. The decreased tax benefit for the year was primarily driven by the decreased global taxable loss from operations and by $5.6 million of charges related to a valuation allowance recorded against U.S. deferred tax assets. The pretax global loss and global taxable loss are significantly different primarily due to the goodwill impairment charge which is not deductible for tax purposes. During fiscal year 2024, we repatriated approximately $455.0 million in cash from our German subsidiary. We recorded a net tax benefit in the amount of $3.2 million related to the repatriation. The benefit included $5.2 million related to deductible U.S. foreign exchange losses on the repatriation measured at the foreign exchange rate on the date of repatriation. This benefit was offset by $2.0 million of state income taxes, net of federal benefit. The tax provision impacts in fiscal year 2024 were offset by the reversal of the related deferred tax asset recorded in fiscal year 2023. Additionally, during fiscal year 2024, we reversed $2.9 million of the deferred tax asset previously established due to changes in foreign exchange rates up to the repatriation date. The impact was recorded against other comprehensive income.

Discontinued Operations

Discontinued operations in fiscal year 2022 consisted of the semiconductor automation business. On February 1, 2022, the Company completed the sale of the semiconductor automation business for $2.9 billion in cash.

There was no revenue from discontinued operations for fiscal year 2024 or fiscal year 2023. Revenue from discontinued operations was $264.4 million for fiscal year 2022. There was no net income or loss from discontinued operations for fiscal year 2024. Net loss from discontinued operations was $1.4 million for fiscal year ended 2023 and net income from discontinued operations was $2.1 billion for fiscal year 2022. The net loss from discontinued operations in fiscal year 2023 was primarily driven by adjustments to liabilities related to discontinued operations of the semiconductor cryogenics business, specifically the accrued liability for the litigation with Edwards Vacuum LLC which was recorded during the second quarter of fiscal year 2023 and is discussed in Note 19, Commitments and Contingencies in the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10 K. Net income from discontinued operations in fiscal year 2022 is primarily the gain on the sale of the semiconductor business. Income from discontinued operations only includes direct operating expenses incurred that (1) are clearly identifiable as costs being disposed of upon completion of the sale and (2) will not be continued by our company on an ongoing basis. Indirect expenses which supported the semiconductor automation business and semiconductor cryogenics business, and which remained as part of the continuing operations, are not reflected in income from discontinued operations. See Note 3, Discontinued Operations in the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10 K.

LIQUIDITY AND CAPITAL RESOURCES

The Consolidated Statement of Cash Flows for the year ended September 30, 2023 has been revised to correct for prior period errors as discussed in Note 2, Summary of Significant Accounting Policies – Revisions to Previously Issued Financial Statements and Financial Information to our Consolidated Financial Statements included under Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10 K. Accordingly, this MD&A reflects the effects of the revisions.

As of September 30, 2024, we had cash, cash equivalents, and restricted cash of $321.0 million, marketable securities of $200.6 million, and stockholders’ equity of $1.8 billion. Net cash provided by operating activities was $50.3 million and $7.2 million for fiscal years 2024 and 2023, respectively. We incurred a net loss of $164.2 million and $14.3 million for fiscal years 2024 and 2023, respectively. The net loss for fiscal year 2024 is primarily due to $116.0 million non-cash impairment of goodwill and intangible assets. We believe that our current cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least one year from the date of this Annual Report on Form 10-K and for the foreseeable future thereafter. The current global economic environment makes it difficult for us to predict longer-term liquidity requirements with sufficient certainty. We may be unable to obtain any additional financing that may be required on terms favorable to us, if at all. If adequate funds are not available to us on acceptable terms or otherwise, we may be unable to successfully develop or enhance products and services, respond to competitive pressures, or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business, financial condition and operating results.

Cash Flows and Liquidity

The discussion of our cash flows and liquidity that follows is stated on a total company consolidated basis and excludes the impact of discontinued operations.

Our cash and cash equivalents, restricted cash and marketable securities as of September 30, 2024 and 2023 consist of the following (in thousands):

	September 30, 2024	September 30, 2023
Cash and cash equivalents	$310,929	$678,910
Restricted cash	10,061	5,135
Short-term marketable securities	151,162	338,873
Long-term marketable securities	49,454	111,338
	$521,606	$1,134,256

As of September 30, 2024, we had $146 million of cash, cash equivalents and restricted cash held outside of the United States. If these funds are needed for U.S. operations, we would need to repatriate these funds. Based on current U.S. tax laws, any repatriation in the future would likely not result in U.S. federal income tax. Our marketable securities are generally readily convertible to cash without a material adverse impact.

Fiscal Year Ended September 30, 2024 compared to Fiscal Year Ended September 30, 2023

Our cash flows for fiscal years 2024 and 2023 were as follows (in thousands):

	Year Ended September 30,
	2024	2023

Net cash provided by operating activities	$50,289	$7,158
Net cash provided by investing activities	224,739	431,384
Net cash used in financing activities	(659,207)	(840,459)
Effects of exchange rate changes on cash and cash equivalents	21,124	44,666
Net decrease in cash, cash equivalents and restricted cash	$(363,055)	$(357,251)

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as earnings, working capital needs and the timing of payments for income taxes, restructuring activities and other charges impact reported cash flows.

Cash inflows from operating activities for fiscal year 2024 were $50.3 million, primarily due to improved inventory management and decreased selling, general and administrative expenses as a result of our cost savings plans and transformation initiatives.

Cash inflows from operating activities for fiscal year 2023 were $7.2 million, primarily resulted from collections on accounts receivable, and efficient working capital management partially offset by payment of retention bonuses and cash settled stock-based awards, as well as state income taxes resulting from the sale of the semiconductor automation business.

Investing Activities

Cash flows from investing activities consist primarily of proceeds from divestitures, cash used for acquisitions, capital expenditures and purchase of marketable securities as well as cash proceeds generated from sales and maturities of marketable securities.

Cash inflows from investing activities were $224.7 million for fiscal year 2024 and consisted of $666.2 million of sales and maturities of marketable securities, partially offset by $405.6 million for purchases of marketable securities and $38.4 million of capital expenditures.

Cash inflows from investing activities were $431.4 million for fiscal year 2023 and consisted of $1.1 billion of sales and maturities of marketable securities, partially offset by $236.2 million for purchases of marketable securities and $386.5 million paid for the acquisition of B Medical and Ziath.

Financing Activities

Cash outflows for financing activities were $659.2 million and $840.5 million for fiscal years 2024 and 2023, respectively, which primarily consisted of cash outflows for share repurchases.

China Facility

In April 2019, we committed to construct a facility in Suzhou China, to consolidate the Suzhou operations of our genomic services business and provide infrastructure to support future growth. The facility is being constructed in two phases. Construction of phase one of the facility was completed in fiscal year 2023 with a total cost of $43.0 million. As of September 30, 2024, we have incurred $3.2 million in costs for the construction of phase two which we expect to complete in the first quarter of fiscal year 2026 with a total cost of $15.4 million.

Capital Resources

As of September 30, 2024 and September 30, 2023, we have no outstanding debt on our balance sheet.

Dividends

Dividends are declared at the discretion of our Board of Directors and depend on actual cash flow from operations, our financial condition, debt service and capital requirements and any other factors our Board of Directors may consider relevant.

Since the completion of the sale of the semiconductor automation business on February 1, 2022 we have not paid a quarterly dividend and do not have plans to pay any dividends at this time. During fiscal year 2022, prior to the sale, we paid a $0.10 per share quarterly dividend totaling $7.5 million in December 2021.

Share Repurchase Program

On November 4, 2022, our Board of Directors approved an authorization to repurchase up to $1.5 billion of our common stock (the “2022 Repurchase Authorization”). As part of the 2022 Repurchase Authorization, we entered into an accelerated share repurchase (“ASR”) agreement for the repurchase of $500.0 million of our common stock on November 23, 2022. We received delivery of, and retired, 10.1 million shares of common stock under the ASR agreement, which terminated on April 3, 2023. In April 2023, other arrangements commenced under the 2022 Repurchase Authorization with the intent of repurchasing the remaining $1.0 billion of shares of our common stock through open market repurchases. As of September 30, 2024 we have repurchased and retired 19.9 million shares of common stock for $1.0 billion in open market repurchases. Through the ASR agreement and open market repurchases, as of September 30, 2024, we have repurchased and retired 30.0 million shares of common stock for the full $1.5 billion approved under the 2022 Repurchase Authorization and no authorization is available for additional repurchases.

See Note 12, Stockholders’ Equity in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information about the share repurchase authorization.

Contractual Obligations and Requirements

At September 30, 2024, we had non-cancelable commitments of $69.9 million, including purchase orders for inventory of $53.1 million, and information technology related commitments of $16.8 million.

Off-Balance Sheet Arrangements

As of September 30, 2024, we had no obligation, assets or liabilities which would be considered off-balance sheet arrangements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, restricted cash and short-term and long-term investments and fluctuations in foreign currency exchange rates.

Interest Rate Exposure

Our cash and cash equivalents and restricted cash consist principally of money market securities which are short-term in nature. At September 30, 2024 and 2023, our aggregate short-term and long-term investments were $200.6 million and $450.2 million, respectively, and consisted mostly of highly rated corporate debt securities, and U.S. government backed securities. At September 30, 2024 and 2023 the net unrealized loss position on marketable securities was $0.3 million and $6.9 million, respectively, which is included in “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets. A hypothetical 100 basis point change in interest rates would result in a $6.6 million annual change in interest income earned in fiscal year 2024.

As of September 30, 2024 and September 30, 2023, we had no outstanding debt on our balance sheet.

Currency Rate Exposure

We have transactions and balances denominated in currencies other than the functional currency of the transacting entity. Most of these transactions carrying foreign exchange risk are in Germany, the United Kingdom, Luxembourg, and China. Sales in currencies other than the U.S. dollar were 26% and 24%, respectively, of our total sales for fiscal years ended September 30, 2024 and 2023. These sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.

In the normal course of our business, we have liquid assets denominated in non-functional currencies which include cash, short-term advances between our legal entities and accounts receivable which are subject to foreign currency exposure. Such balances were approximately $63.9 million and $157.8 million, respectively, at September 30, 2024 and 2023, and primarily relate to the Euro, British Pound, and the Chinese yuan. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to mitigate our exposures to currency movement. We incurred foreign currency losses of $3.2 million and $4.2 million, respectively, in fiscal years 2024 and 2023, which related to the currency fluctuation on these balances between the time the transaction occurred and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates would result in an approximate change of $0.4 million in our net income during the fiscal year ending September 30, 2024.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Azenta, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Azenta, Inc. and its subsidiaries (the "Company") as of September 30, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the three years in the period ended September 30, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date as the Company did not design and maintain effective controls related to the review of the statement of cash flows.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Goodwill Impairment Interim Assessments - B Medical Systems Reporting Unit

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $691.4 million as of September 30, 2024, and the goodwill associated with the B Medical Systems reporting unit was zero. Goodwill is tested for impairment annually or more often if impairment indicators are present at the reporting unit level. An impairment loss is recognized for the amount by which the reporting unit’s carrying value exceeds its fair value, up to the total amount of goodwill allocated to the reporting unit. Changes to the Company’s operating segments effective October 1, 2023 resulted in a change to the Company’s reporting units, which are aligned to the Company’s operating and reportable segments. Management tested its reporting units for potential impairment immediately before and after the segment realignment and concluded that the estimated fair value of each reporting unit exceeded its respective carrying value. The B Medical Systems reportable segment was allocated $109 million of goodwill as of October 1, 2023. During the second quarter of fiscal year 2024, the Company concluded it was more likely than not the fair value of the Company’s B Medical Systems segment was less than its carrying amount and completed a quantitative goodwill impairment test. The results of the Company’s quantitative goodwill impairment analyses as of March 31, 2024 indicated an impairment of all of the goodwill allocated within its B Medical Systems reporting unit. The estimated fair value of the reporting unit was derived using the income approach, specifically the discounted cash flow method and reflect management’s assumptions regarding revenue growth rates, forecast gross profit margins, operating expenses, capital expenditures, discount rates, terminal period growth rates, economic and market trends, and other expectations about the anticipated operating results of its reporting units.

The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessments of the B Medical Systems reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the B Medical Systems reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, forecast gross profit margins, operating expenses, discount rates, and terminal period growth rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the B Medical Systems reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the B Medical Systems reporting unit; (ii) evaluating the appropriateness of the discounted cash flow method used by management; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, forecast gross profit margins, operating expenses, discount rates, and terminal period growth rates. Evaluating management’s assumptions related to revenue growth rates, forecast gross profit margins, operating expenses, and terminal period growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the B Medical Systems reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow method and (ii) the reasonableness of the assumptions related to the discount rates and terminal period growth rates.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

November 26, 2024

We have served as the Company’s auditor since 2016.

AZENTA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	September 30,
	2024	2023

Assets
Current assets
Cash and cash equivalents	$310,929	$678,910
Short-term marketable securities	151,162	338,873
Accounts receivable, net of allowance for expected credit losses ($6,558 and $8,057, respectively)	172,711	156,535
Inventories	115,256	128,198
Derivative asset	—	13,036
Short-term restricted cash	2,069	4,650
Prepaid expenses and other current assets	80,680	98,754
Total current assets	832,807	1,418,956
Property, plant and equipment, net	202,654	205,744
Long-term marketable securities	49,454	111,338
Long-term deferred tax assets	837	571
Operating lease right-of-use assets	63,992	66,580
Goodwill	691,409	784,339
Intangible assets, net	248,030	294,301
Other assets	10,858	3,891
Total assets	$2,100,041	$2,885,720
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$44,433	$35,796
Deferred revenue	31,978	34,614
Accrued warranty and retrofit costs	10,129	10,223
Accrued compensation and benefits	30,713	33,911
Accrued customer deposits	22,324	17,707
Accrued VAT payable	106	20,595
Accrued income taxes payable	13,278	7,378
Accrued expenses and other current liabilities	51,878	50,704
Total current liabilities	204,839	210,928
Long-term tax reserves	398	380
Long-term deferred tax liabilities	54,177	67,301
Long-term operating lease liabilities	58,792	60,436
Other long-term liabilities	12,868	12,175
Total liabilities	331,074	351,220

Stockholders' equity
Preferred stock, $0.01 par value - 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value - 125,000,000 shares authorized, 59,031,953 shares issued and 45,570,084 shares outstanding at September 30, 2024, 71,294,247 shares issued and 57,832,378 shares outstanding at September 30, 2023	590	713
Additional paid-in capital	505,958	1,156,160
Accumulated other comprehensive loss	(13,464)	(62,426)
Treasury stock, at cost - 13,461,869 shares at September 30, 2024 and September 30, 2023	(200,956)	(200,956)
Retained earnings	1,476,839	1,641,009
Total stockholders' equity	1,768,967	2,534,500
Total liabilities and stockholders' equity	$2,100,041	$2,885,720

The accompanying notes are an integral part of these consolidated financial statements.

AZENTA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended September 30,
	2024	2023	2022
Revenue
Products	$243,407	$277,191	$180,950
Services	412,916	387,881	374,548
Total revenue	656,323	665,072	555,498
Cost of revenue
Products	170,094	186,090	100,044
Services	222,862	215,842	199,870
Total cost of revenue	392,956	401,932	299,914
Gross profit	263,367	263,140	255,584
Operating expenses
Research and development	33,525	33,956	27,542
Selling, general and administrative	302,737	316,282	251,465
Impairment of goodwill and intangible assets	115,975	—	—
Contingent consideration - fair value adjustments	—	(18,549)	600
Restructuring charges	11,808	4,577	712
Total operating expenses	464,045	336,266	280,319
Operating loss	(200,678)	(73,126)	(24,735)
Other income (expense)
Interest income, net	33,177	43,735	15,697
Other income (expense), net	178	(1,042)	(898)
Loss before income taxes	(167,323)	(30,433)	(9,936)
Income tax (benefit) expense	(3,153)	(17,550)	1,350
Loss from continuing operations	(164,170)	(12,883)	(11,286)
Income (loss) from discontinued operations, net of tax	—	(1,374)	2,144,145
Net (loss) income	$(164,170)	$(14,257)	$2,132,859
Basic net (loss) income per share:
Loss from continuing operations	$(3.09)	$(0.19)	$(0.15)
(Loss) income from discontinued operations, net of tax	—	(0.02)	28.63
Net (loss) income per share	$(3.09)	$(0.22)	$28.48
Diluted net (loss) income per share:
Loss from continuing operations	$(3.09)	$(0.19)	$(0.15)
(Loss) income from discontinued operations, net of tax	—	(0.02)	28.63
Diluted net (loss) income per share	$(3.09)	$(0.22)	$28.48
Weighted average shares used in computing net income (loss) per share:
Basic	53,175	66,253	74,897
Diluted	53,175	66,253	74,897

The accompanying notes are an integral part of these consolidated financial statements.

AZENTA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended September 30,
	2024	2023	2022
Net (loss) income	$(164,170)	$(14,257)	$2,132,859
Other comprehensive income (loss), net of tax:
Foreign currency translation reclassification adjustments included in income from discontinued operations (Note 2)	—	—	(16,567)
Net investment hedge currency translation adjustment, net of tax effects of $3,541, $(21,228), and $31,769 for the fiscal years 2024, 2023, and 2022 respectively	(10,019)	(61,533)	93,020
Foreign currency translation adjustments	54,278	77,246	(169,266)
Changes in unrealized losses on marketable securities, net of tax effects of $(1,667), $1,992, and $(3,729) for the fiscal years 2024, 2023, and 2022 respectively	4,872	5,774	(10,908)
Actuarial gain (loss) on pension plans, net of tax effects of $57, $(1), and $(121) for the fiscal years 2024, 2023, and 2022, respectively	(169)	3	454
Total other comprehensive income (loss), net of tax	48,962	21,490	(103,267)
Comprehensive (loss) income	$(115,208)	$7,233	$2,029,592

The accompanying notes are an integral part of these consolidated financial statements.

AZENTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,
	2024	2023	2022
Cash flows from operating activities
Net (loss) income	$(164,170)	$(14,257)	$2,132,859
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	90,744	85,584	53,702
Impairment of goodwill and intangible assets	115,975	—	—
Property, plant and equipment and other asset write-offs	4,430	—	—
Inventory write-downs	3,290	—	—
Other non-cash charges related to restructuring and transformation	4,317	—	—
Stock-based compensation	14,467	9,376	10,666
Contingent consideration adjustment	—	(18,549)	600
Amortization and accretion on marketable securities	(6,032)	(7,870)	(1,894)
Deferred income taxes	(16,072)	(28,654)	24,469
Loss on extinguishment of debt	—	—	632
Purchase accounting impact on inventory	—	9,664	—
Loss (gain) on disposals of property, plant and equipment	296	43	(21)
Gain on divestiture, net of tax	—	—	(2,130,265)
Fees paid stemming from divestiture	—	—	(52,461)
Taxes paid stemming from divestiture	—	—	(431,600)
Changes in operating assets and liabilities:
Accounts receivable	(11,589)	33,992	(31,397)
Inventories	16,350	8,253	(66,629)
Accounts payable	9,196	(14,710)	(3,926)
Deferred revenue	(3,558)	(7,564)	16,599
Accrued warranty and retrofit costs	(684)	4,560	303
Accrued compensation and tax withholdings	(4,184)	(19,055)	11,404
Other assets and liabilities	(2,487)	(33,655)	913
Net cash provided by (used in) operating activities	50,289	7,158	(466,046)
Cash flows from investing activities
Purchases of property, plant and equipment	(37,392)	(39,436)	(73,435)
Purchases of technology intangibles	—	—	(4,000)
Purchases of marketable securities and other investments	(405,575)	(236,194)	(1,975,599)
Sales and maturities of marketable securities	666,230	1,064,209	705,384
Proceeds from divestiture, net of cash transferred	—	—	2,939,116
Net investment hedge settlement	1,476	29,313	—
Acquisitions, net of cash acquired	—	(386,508)	(125,876)
Net cash provided by investing activities	224,739	431,384	1,465,590
Cash flows from financing activities
Proceeds from issuance of common stock	3,279	3,621	5,245
Principal payments on debt	—	—	(49,725)
Payments of finance leases	(783)	(578)	(388)
Payment for contingent consideration related to acquisition	—	—	(10,400)
Withholding tax payments on net share settlements on equity awards	—	(4,988)	—
Share repurchases	(661,703)	(838,514)	—
Common stock dividends	—	—	(7,494)
Net cash used in financing activities	(659,207)	(840,459)	(62,762)
Effects of exchange rate changes on cash and cash equivalents	21,124	44,666	(180,819)
Net (decrease) increase in cash, cash equivalents and restricted cash	(363,055)	(357,251)	755,963
Cash, cash equivalents and restricted cash, beginning of period	684,045	1,041,296	285,333
Cash, cash equivalents and restricted cash, end of period	$320,990	$684,045	$1,041,296
Supplemental disclosures:
Cash paid for interest	$—	$—	$469
Cash paid for income taxes, net	2,704	43,073	452,461
Purchases of property, plant and equipment included in accounts payable and accrued expenses	2,767	2,725	10,196
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents of continuing operations	310,929	$678,910	$658,274
Short-term restricted cash included in prepaid expenses and other current assets	2,069	4,650	382,596
Long-term restricted cash included in other assets	7,992	485	426
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$320,990	$684,045	$1,041,296

The accompanying notes are an integral part of these consolidated financial statements.

AZENTA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

		Common		Accumulated
	Common	Stock at	Additional	Other			Total
	Stock	Par	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Shares	Value	Capital	Income (Loss)	Earnings	Stock	Equity
Balance September 30, 2021	87,808,922	$878	$1,976,112	$19,351	$(470,051)	$(200,956)	$1,325,334
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	673,203	7	5,239	—	—	—	5,246
Stock-based compensation	—	—	10,666	—	—	—	10,666
Common stock dividends declared, at $0.10 per share	—	—	—	—	(7,494)	—	(7,494)
Unrealized gain on derivative asset, net of tax	—	—	—	93,020	—	—	93,020
Foreign currency translation adjustments reclassed out of accumulated other comprehensive income related to discontinued operations	—	—	—	(16,567)	—	—	(16,567)
Foreign currency translation adjustments	—	—	—	(169,266)	—	—	(169,266)
Changes in unrealized losses on marketable securities, net of tax	—	—	—	(10,908)	—	—	(10,908)
Actuarial gain on pension plans, net of tax	—	—	—	454	—	—	454
Net income	—	—	—	—	2,132,859	—	2,132,859
Other	—	—	—	—	42	—	42
Balance September 30, 2022	88,482,125	$885	$1,992,017	$(83,916)	$1,655,356	$(200,956)	$3,363,386
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	267,133	3	(1,371)	—	—	—	(1,368)
Accelerated share repurchase	(10,072,055)	—	—	—	—	(501,637)	(501,637)
Open market repurchases	(7,382,956)	—	—	—	—	(342,400)	(342,400)
Retirement of treasury shares	—	(175)	(843,862)	—	—	844,037	—
Stock-based compensation	—	—	9,376	—	—	—	9,376
Net investment hedge currency translation adjustment, net of tax	—	—	—	(61,533)	—	—	(61,533)
Foreign currency translation adjustments	—	—	—	77,246	—	—	77,246
Changes in unrealized losses on marketable securities, net of tax	—	—	—	5,774	—	—	5,774
Net loss	—	—	—	—	(14,257)	—	(14,257)
Actuarial gain on pension plans, net of tax	—	—	—	3	—	—	3
Other	—	—	—	—	(90)	—	(90)
Balance September 30, 2023	71,294,247	$713	$1,156,160	$(62,426)	$1,641,009	$(200,956)	$2,534,500
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	255,683	3	3,277	—	—	—	3,280
Open market repurchases	(12,517,977)	(103)	—	—	—	(667,969)	(668,072)
Retirement of treasury shares	—	(23)	(667,946)	—	—	667,969	—
Stock-based compensation	—	—	14,467	—	—	—	14,467
Net investment hedge currency translation adjustment, net of tax	—	—	—	(10,019)	—	—	(10,019)
Foreign currency translation adjustments	—	—	—	54,278	—	—	54,278
Changes in unrealized losses on marketable securities, net of tax	—	—	—	4,872	—	—	4,872
Net loss	—	—	—	—	(164,170)	—	(164,170)
Actuarial loss on pension plans, net of tax	—	—	—	(169)	—	—	(169)
Balance September 30, 2024	59,031,953	$590	$505,958	$(13,464)	$1,476,839	$(200,956)	$1,768,967

The accompanying notes are an integral part of these consolidated financial statements.

AZENTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Operations

Azenta, Inc. (“Azenta”, or the “Company”) is a leading global provider of biological and chemical compound sample exploration and management solutions for the life sciences industry. The Company entered the life sciences market in 2011, leveraging its in-house precision automation and cryogenics capabilities that it was then applying in the semiconductor manufacturing market. This led the Company to develop and provide solutions for automated ultra-cold storage. Since then, the Company has expanded its life sciences offerings through internal investments and through a series of acquisitions. The Company now supports its customers from research and clinical development to commercialization with its sample management, automated storage, vaccine cold storage and transport, as well as genomic services expertise to help its customers bring impactful and breakthrough therapies to market faster. The Company understands the importance of sample integrity and offers a broad portfolio of products and services supporting customers at every stage of the life cycle of samples, including procurement, automated storage systems, genomic services and a multitude of sample consumables, informatics and data software, along with sample repository services. The Company's expertise, global footprint, and leadership positions enable it to be a trusted global partner to pharmaceutical, biotechnology, and life sciences research institutions.

Discontinued Operations

In the fourth quarter of fiscal year 2021, the Company entered into a definitive agreement to sell its semiconductor automation business to Thomas H. Lee Partners, L.P. (“THL”). The Company determined that the semiconductor automation business met the “held for sale” criteria and the “discontinued operations” criteria in accordance with Financial Accounting Standard Boards (“FASB”) Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements, (“FASB ASC 205”) as of September 30, 2021. Please refer to Note 3, Discontinued Operations for further information about the discontinued businesses. The Consolidated Financial Statements were restated for all periods presented to reflect the discontinuation of the semiconductor automation business and the semiconductor cryogenics business in accordance with FASB ASC 205. The discussion in the notes to these Consolidated Financial Statements, unless otherwise noted, relate solely to the Company's continuing operations.

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

Revisions to Previously Issued Financial Statements and Financial Information

In connection with the preparation of its fiscal year 2024 financial statements, the Company identified classification errors in its Consolidated Statement of Cash Flows for the year ended September 30, 2023 and the Condensed Consolidated Statements of Cash Flows for the interim periods ended March 31, 2023,  June 30, 2023, December 31, 2023, March 31, 2024, and June 30, 2024. Specifically, the Company’s historical classification of the effects of exchange rate changes on the Company’s foreign denominated cash and cash equivalent balances was misclassified between the effects of exchange rate changes on cash and cash equivalents and cash flows from operating activities in its Consolidated Statement of Cash Flows for the year ended September 30, 2023 and its Condensed Consolidated Statements of Cash Flows for the interim periods ended June 30, 2023, December 31, 2023, March 31, 2024, and June 30, 2024. Additionally, the Company corrected for immaterial classification errors in between cash flows from operating activities, investing activities and financing activities, and supplemental disclosures for all revised periods. The Company's Condensed Consolidated Statements of Cash Flows for the interim periods ended March 31, 2023,  June 30, 2023, December 31, 2023, March 31, 2024, and June 30, 2024 have been revised and disclosed in Note 21, Revision of Previously Issued Unaudited Quarterly Information below.

The Company assessed the effect of the errors on prior periods under the guidance of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality,” codified in ASC 250, Accounting Changes and Error Corrections (“ASC 250”). Based on its assessment, the Company determined that the error correction is not material to any previously issued financial statements. The correction has no impact on the Company's previously reported consolidated net income, financial position, net change in cash, cash equivalents, and restricted cash, or total cash, cash equivalents, and restricted cash as previously reported on the Company's Consolidated Statements of Cash Flows.

Revisions of Previously Issued Audited Financial Statements

As discussed above, the identified errors did not have a material impact on the previously issued financial statements for the year ended September 30, 2023. The Company has determined it appropriate to revise the following financial statement line items in the Consolidated Statement of Cash Flows for the year ended September 30, 2023 (in thousands):

	Year ended September 30, 2023
	As Reported	Adjustments	As Revised
Cash flows from operating activities
Accrued compensation and tax withholdings	$(15,434)	$(3,621)	$(19,055)
Other current assets and liabilities	(26,944)	(6,711)	(33,655)
Net cash provided by operating activities	$17,490	$(10,332)	$7,158

Cash flows from financing activities
Proceeds from issuance of common stock	$-	$3,621	$3,621
Net cash used in financing activities	$(844,080)	$3,621	$(840,459)

Effects of exchange rate changes on cash and cash equivalents	$37,955	$6,711	$44,666

Supplemental disclosures:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$-	$2,725	$2,725

The Company also added a supplemental disclosure of purchases of property, plant and equipment included in accounts payable and accrued expenses in the amount of $10.2 million to the Consolidated Statement of Cash Flows for the year ended September 30, 2022.

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

Foreign Currency Translation and Transaction Accounting

All assets and liabilities of the Company’s subsidiaries operating in non-U.S. dollar currencies are translated into the reporting currency at period-end exchange rates, while revenue, expenses, gains and losses are translated at the average exchange rates during the period. Resulting translation adjustments are reflected in the “Accumulated other comprehensive income (loss)” in the Company’s Consolidated Balance Sheets and presented as “Foreign currency translation adjustments” in the Company’s Consolidated Statements of Comprehensive Income (Loss).

The determination of the functional currency of the Company’s subsidiaries is based on their financial and operational environment and is the local currency of the Company’s foreign subsidiaries. Certain transactions of the Company and its subsidiaries are denominated in currencies other than their functional currency. Foreign currency exchange gains (losses) generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other income (expense)” in the Company’s Consolidated Statements of Operations. Net foreign currency transaction and remeasurement losses totaled $3.2 million, $4.2 million and $1.7 million for the fiscal years ended September 30, 2024, 2023 and 2022, respectively.

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

A cash flow hedge is a derivative instrument designated for the purpose of hedging the exposure to variability in future cash flows resulting from a particular risk. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets and recognized in the results of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in the results of operations.

A hedge of a net investment in a foreign operation is achieved through a derivative instrument designated for the purpose of hedging the exposure of changes in value of investments in foreign subsidiaries. If the derivative is designated as a hedge of a net investment in a foreign operation, the effective portions of changes in the fair value of the derivative are recorded in “Accumulated other comprehensive income (loss)” as a part of the foreign currency translation adjustment. Ineffective portions of net investment hedges are recognized in the results of operations.

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

The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses. The Company’s ten largest customers accounted for approximately 26%, 30% and 20% of its consolidated revenue for the fiscal years ended September 30, 2024, 2023 and 2022, respectively. One customer accounted for 10% and 13% of the Company’s consolidated revenue for fiscal years 2024 and 2023, respectively. This customer is related to the B Medical Systems segment and is a distributor shipping to end users in approximately 40 countries. There were no customers that accounted for more than 10% of the Company's consolidated revenue for fiscal year 2022.

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

The Company reviews the marketable securities for impairment at each reporting date to determine if any of the securities have experienced an other-than-temporary decline in fair value. The Company considers factors, such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of its amortized cost basis. If the Company believes that an other-than-temporary decline in fair value has occurred, it writes down the investment to its fair value and recognizes the credit loss in earnings and the non-credit loss in “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets.

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

Finite-lived intangible assets are amortized over their useful lives, as follows:

Trademarks	13 years
Patents	8 years
Completed technology	7 - 15 years
Customer relationships	10 - 15 years

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

The ROU asset for operating leases is included within “Operating lease right-of-use assets” and the ROU asset for finance leases is included within “Property, plant and equipment, net” in the Consolidated Balance Sheets. The short-term lease liabilities for both operating leases and finance leases are included within “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets. The long-term lease liabilities for operating leases and finance leases are included within “Long-term operating lease liabilities”, and “Other long-term liabilities”, respectively, in the Consolidated Balance Sheets.

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

●

Identify the performance obligations in the contract. Performance obligations include the sale of products and services. Certain customer arrangements related to the sale of automated cold sample management systems generally include more than one performance obligation and may include a combination of goods and/or services, such as products with installation services or service-type warranty obligations. These contracts include multiple promises and as a result, the Company is required to evaluate each promise and determine whether the promise qualifies as a performance obligation within the contract. Contracts may contain the option to acquire additional products or services at defined prices. The Company reviews the pricing of these options to determine whether the option would exist independently of the current contract. If the pricing of contract options provides a material right to the customer that it would not receive without entering into the current contract, the Company accounts for the option as a separate performance obligation.

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

In fiscal year 2024, approximately $2.1 million of government assistance was recognized in “Other, net” in the Company’s Consolidated Statement of Operations. The Company also received advance cash government assistance of $1.4 million, which was recognized within “Other long-term liabilities” in the Consolidated Balance Sheet. In fiscal year 2023, approximately $4.3 million of government assistance was recognized in “Other, net” and approximately $0.9 million was recognized as a reduction to “Cost of Revenue – Products” in the Company’s Consolidated Statement of Operations. The Company also received advance cash government assistance in fiscal year 2023 of $6.6 million, of which $4.7 million is recognized within “Other long-term liabilities”, and $1.9 million is recognized within “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet.

Research and Development Expense

Research and development costs are expensed as incurred. Research and development costs consist primarily of personnel expenses related to development of new products, as well as enhancements and engineering changes to existing products and development of hardware and software components.

Restructuring Charges

Accounting for the timing and amount of termination benefits provided by the Company to employees is determined based on whether: (a) the Company has a substantive plan to provide such benefits, (b) the Company has a written employment contract with the affected employees that includes a provision for such benefits, (c) the termination benefits are due to the occurrence of an event specified in an existing plan or agreement, or (d) the termination benefits are a one-time benefit. In certain circumstances, employee termination benefits may meet more than one of the characteristics listed above and therefore, may have individual elements that are subject to different accounting models.

From time to time when executing a restructuring or exit plan, the Company also incurs costs other than termination benefits, such as impairments of long-lived assts that are no longer used in operations (including right-of-use assets, facility-related property and equipment) and termination costs or penalties to cancel a contractual obligation. Such costs are recognized when incurred, which generally occurs at the contract termination or over the period from when a plan to abandon a leased facility is approved through the cease-use date but charges may continue over the remainder of the original contractual period.

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

Net Income (Loss) per Share

Basic income or loss per share is determined by dividing net income or loss by the weighted average common shares outstanding during the period. Diluted income or loss per share is determined by dividing net income or loss by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, employee equity awards and other commitments to be settled in common stock are included in the calculation of diluted income or loss per share based on the treasury stock method. Potential common shares are excluded from the calculation of dilutive weighted average shares outstanding if their effect would be anti-dilutive at the balance sheet date based on a treasury stock method or due to a net loss.

Recently Adopted Accounting Pronouncements

In October 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The ASU aligns the requirements in FASB’s ASC with SEC regulations. The effective date for each amendment is the date on which the SEC removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or if the SEC does not remove the requirement by June 30, 2027, the amendment will not become effective for any entity. Early adoption is prohibited. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements or disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires the disclosure of incremental segment information on an annual and interim basis, primarily through enhanced disclosures pertaining to significant segment expenses. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the standard to determine the impact of adoption on its disclosures. The Company does not expect that the standard will have an impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU is intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This update is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. The Company does not expect the adoption of this standard to impact its consolidated financial statements until fiscal year 2026.

In March 2024, the SEC issued final rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. Effective fiscal year 2026, the Company is required to disclose climate-related risks that are reasonably likely to have a material impact on the Company’s business strategy, results of operations, or financial condition. Additionally, the Company will be required to disclose the effects of severe weather events and other natural conditions within the notes to the financial statements, subject to certain materiality thresholds. Effective fiscal year 2027, required disclosures will also include disclosure of material direct greenhouse gas emissions from operations owned or controlled (Scope 1) and material indirect greenhouse gas emissions from purchased energy consumed in owned or controlled operations (Scope 2). In April 2024, the SEC issued an order voluntarily staying the effectiveness of the new rules pending the completion of judicial review of certain legal challenges to their validity. The Company is currently evaluating the impact of these rules assuming adoption as well as monitoring the status of the related litigation and the SEC’s stay which remains in effect as of September 30, 2024.

In 2021, the Organization of Economic Cooperation and Development (“OECD”) introduced its Pillar II Framework Model Rules (“Pillar 2”), which are designed to impose a 15% global minimum tax on the earnings of in-scope multinational corporations on a country-by-country basis. Certain aspects of Pillar 2 took effect on January 1, 2024 while other aspects go into effect on January 1, 2025. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements as the Company does not expect to meet the consolidated revenue threshold of €750 million over the next twelve months.

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

In connection with the closing of the sale, the Company and THL entered into a transition services agreement under which both the Company and THL provide each other certain transition services related to finance and accounting, information technology, human resources, compliance, facilities, legal and research and development support, for time periods which ranged from three to 24 months. In addition, the Company agreed to lease back a portion of the facilities in Chelmsford, Massachusetts, that were sold to THL as part of the sale agreement. As of September 30, 2024, neither party was providing the other services under the transition services agreement and the two original leases were terminated. The transition services approximated fair value and did not have a material impact on the Company’s financial results or operations.

During the twelve months ended September 30, 2023, the Company recorded a $1.4 million loss on divestiture. The following table presents the financial results of automation business discontinued operations with respect to the automation business (in thousands) for the twelve months ended September 30, 2022:

Year Ended September 30,
2022
Revenue
Products	$244,962
Services	19,468
Total revenue	264,430
Cost of revenue
Products	141,165
Services	11,159
Total cost of revenue	152,324
Gross profit	112,106
Operating expenses
Research and development	18,486
Selling, general and administrative	30,622
Restructuring charges	-
Total operating expenses	49,108
Operating income	62,998
Gain on divestiture	2,561,820
Income before income taxes	2,624,818
Income tax expense	480,673
Net income from discontinued operations	$2,144,145

The following table presents the significant non-cash items and capital expenditures for the discontinued operations with respect to the semiconductor automation business that are included in the Consolidated Statements of Cash Flows (in thousands):

Year Ended September 30,
2022
Capital expenditures	2,862

There were no significant non-cash items and or capital expenditures related to discontinued operations during the fiscal years ended September 30, 2024 and 2023.

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

During the twelve months ended September 30, 2023 the Company recorded adjustments which resulted in a net increase to goodwill of $9.2 million since the initial preliminary purchase price allocation. These adjustments include a $1.0 million decrease to property, plant and equipment, a $0.4 million increase to intangible assets, a $9.6 million decrease to other assets, a $2.3 million increase to inventory, a $0.8 million decrease in other liabilities, and a $0.4 million decrease to deferred taxes. The Company finalized purchase accounting for B Medical in the fourth quarter of fiscal year 2023 and there have been no adjustments to the purchase price allocation.

In performing the purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, and historical financial performance and estimates of future performance of B Medical’s business. As part of the purchase price allocations, the Company determined the identifiable intangible assets were completed technology value, trademarks, customer relationships and backlog. The fair value of the intangible assets was estimated using the income approach, specifically the multi-period excess earnings method, and the cash flow projections were discounted using a rate of 13%. The cash flows were based on estimates used to price the transaction, and the discount rate applied was benchmarked to the implied rate of return from the transaction and the weighted average cost of capital. The weighted average life of completed technology is 10 years, customer relationships is 16 years, trademarks is five years and backlog is one year. The intangible assets acquired are amortized over their respective weighted average life using methods that approximate the pattern in which the economic benefits are expected to be realized. The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. Goodwill of $228.2 million largely reflected the then potential expansion of the Company's cold chain capabilities by adding differentiated solutions for reliable and traceable transport of temperature-controlled specimens. The goodwill is not deductible for income tax purposes.

The acquired intangible assets and goodwill are subject to review for impairment if indicators of impairment develop and otherwise at least annually. See Note 8, Goodwill and Intangible Assets below for information about the impairment of this goodwill during the second quarter of fiscal year 2024.

The following financial information reflects the Company's consolidated results from B Medical (in thousands):

	Year Ended September 30,
	2024	2023

Revenue	$83,125	$113,122
Net loss	$(142,637)	$(26,463)

The results of the Company’s quantitative goodwill impairment analyses as of March 31, 2024 indicated an impairment of goodwill within its B Medical Systems reporting unit resulting in a non-cash impairment charge of $111.3 million recorded within "Impairment of goodwill and intangible assets" in the Company’s Consolidated Statements of Operations for fiscal year 2024. The Company incurred $4.9 million in transaction costs recognized in earnings and presented within “Selling, general and administrative” in the Company’s Consolidated Statements of Operations related to the acquisition for fiscal year 2023.

The following unaudited pro forma financial information reflects the Company's consolidated results of operations as if the acquisition had taken place on October 1, 2021 (in thousands). The unaudited pro forma financial information is not necessarily indicative of the results of operations that the Company would have reported had the transaction occurred at the beginning of these periods nor is it necessarily indicative of future results.

	Year Ended September 30,
	2023	2022

Revenue	$665,072	$672,151
Net income (loss)	$(5,356)	$2,111,185

To present the Company's consolidated results of operations as if the acquisition had taken place on October 1, 2021, the unaudited pro forma earnings for the fiscal years 2023 and 2022 have been adjusted to exclude $5.3 million and include $23.2 million, respectively, of property, plant and equipment, inventory, and intangible asset step-up depreciation and amortization expense. Non-recurring acquisition related items and significant GAAP adjustments in the fiscal years 2023 and 2022 exclude $3.6 million and include $4.9 million, respectively, of transaction costs, net. Additional adjustments for fiscal year 2022 exclude $6.1 million of debt interest expense, include $1.1 million expense of capitalized research and development costs, and include a $6.4 million tax benefit adjustment. The pro forma financial information does not include any anticipated cost savings or other effects of the integration of B Medical. Accordingly, the unaudited pro forma financial information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations.

Acquisition Completed in Fiscal Year 2022

Barkey Holding GmbH

On  July 1, 2022, the Company acquired Barkey Holding GmbH and its subsidiaries (“Barkey”), a leading provider of controlled-rate thawing devices for customers in the medical, biotechnology and pharmaceutical industries, headquartered in Leopoldshöhe, Germany. The financial results for Barkey are included within the Sample Management Solutions segment. The total cash purchase price of the acquisition was $84.8 million, net of cash acquired. The acquisition added innovative products and capabilities that extend the Company’s extensive cold chain of condition portfolio of products and services, while also expanding the Company’s customer reach in the fast-growing cell and gene therapy (“CGT”) space. The allocation of the consideration included $3.0 million of customer relationships, $29.0 million of technology, $60.5 million of goodwill, $9.8 million of deferred tax liabilities, and several other assets and liabilities. The weighted useful life of all the intangible assets acquired is 15 years. The goodwill and intangibles are not tax deductible.

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

5.    Marketable Securities

During fiscal years 2024 and 2023, the Company had sales and maturities of marketable securities of $0.7 billion and $1.1 billion, respectively. Realized gains on the sales of marketable securities were insignificant for the fiscal year ended September 30, 2024 and realized losses on the sales of marketable securities were $0.8 million for the fiscal year ended September 30, 2023.

The following is a summary of the amortized cost and the fair value, including accrued interest receivable, as well as unrealized gains (losses) on the short-term and long-term marketable securities as of September 30, 2024 and 2023 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
September 30, 2024:
U.S. Treasury securities and obligations of U.S. government agencies	$118,159	$(119)	$51	$118,091
Bank certificates of deposits	5,212	(13)	1	5,200
Corporate securities	77,580	(255)	—	77,325
	$200,951	$(387)	$52	$200,616
September 30, 2023:
U.S. Treasury securities and obligations of U.S. government agencies	$227,804	$(2,573)	$—	$225,231
Bank certificates of deposits	8,122	(170)	—	7,952
Corporate securities	221,155	(4,127)	—	217,028
	$457,081	$(6,870)	$—	$450,211

The fair values of the marketable securities by contractual maturities at September 30, 2024 are presented below (in thousands).

	Amortized
	Cost	Fair Value
Due in one year or less	$151,510	$151,162
Due after one year through five years	45,654	45,667
Due after five years through ten years	—	—
Due after ten years	3,787	3,787
Total marketable securities	$200,951	$200,616

Expected maturities could differ from contractual maturities because the security issuers may have the right to prepay obligations without prepayment penalties.

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. The Company does not believe any unrealized losses represent impairments based on the evaluation of the available evidence.

6.    Derivative Instruments

Net gains and losses related to foreign exchange contracts are recorded as a component of “Other income (expense)” in the accompanying Consolidated Statements of Operations and are as follows for the fiscal years ended September 30, 2024, 2023 and 2022 (in thousands):

	Year Ended September 30,
	2024	2023	2022
Realized (losses) gains on derivatives not designated as hedging instruments	$(2,808)	$(1,174)	$991

The notional amounts of the Company’s derivative instruments as of September 30, 2024 and 2023 were as follows (in thousands):

		Year Ended September 30,
	Hedge Designation	2024	2023

Cross-currency swap	Net Investment Hedge	$75,978	$436,360
Foreign exchange contracts	Undesignated	60,101	184,800

The fair value of derivative instruments are as follows at September 30, 2024 and 2023 (in thousands):

	Fair Value of Assets		Fair Value of Liabilities
As of September 30,	2024	2023	2024	2023
Derivatives designated as hedging instruments
Cross-currency swap	$—	$13,036	$(1,915)	$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	$9	$44	$(213)	$(421)
Total fair value	$9	$13,080	$(2,128)	$(421)

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

On February 1, 2023, the Company entered into another cross-currency swap agreement to hedge the variability of exchange rate impacts between the U.S. dollar and the Euro. Under the terms of the cross-currency swap agreement, the Company notionally exchanged $436.0 million for €400.0 million at a weighted average interest rate of 1.66%. The Company designated the cross-currency swap as a hedge of net investments against one of its Euro denominated subsidiaries, which requires an exchange of the notional amounts at maturity. At the maturity of the cross currency-swap on February 1, 2024, the Company delivered a notional amount of €400.0 million and received a notional amount of $436.0 million at a Euro to U.S. dollar exchange rate of 1.09, which included a gain of $1.4 million.

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

The cross-currency swaps were recorded as a derivative liability within “Accrued expenses and other current liabilities” as of  September 30, 2024 and a “Derivative asset” as of  September 30, 2023 in the Consolidated Balance Sheets.

The cross-currency swap is marked to market at each reporting period, representing the fair value of the cross-currency swap, any changes in fair value are recognized as a component of “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets. The cross-currency swap is classified within Level 2 of the fair value hierarchy, described in Note 15,  Fair Value Measurements below.

Interest earned on the cross-currency swap is recorded within “Interest income, net” in the Consolidated Statements of Operations. For the fiscal years ended September 30, 2024 and 2023, the Company recorded interest income of $3.1 million and $8.9 million, respectively, on these instruments.

7.    Property, Plant and Equipment

Property, plant and equipment were as follows as of September 30, 2024 and 2023 (in thousands):

	September 30,
	2024	2023
Buildings, land, and land use right	$47,330	$41,870
Computer equipment and software	45,353	38,623
Machinery and equipment	161,659	139,858
Furniture and fixtures	8,681	7,426
Leasehold improvements	59,834	52,670
Capital projects in process	27,122	33,915
Right-of-use asset	5,557	4,718
Vehicles	1,359	1,540
Property, plant and equipment, gross	356,895	320,620
Less: accumulated depreciation and amortization	(154,241)	(114,876)
Property, plant and equipment, net	$202,654	$205,744

Depreciation expense, which includes amortization expense on finance leases, was $37.5 million, $37.2 million and $21.9 million, respectively, for the fiscal years ended September 30, 2024, 2023, and 2022. The Company recorded $1.0 million of additions to property, plant and equipment for which cash payments had not yet been made as of September 30, 2024.

As of September 30, 2024 and 2023, the Company had cumulative capitalized direct costs of $32.8 million and $30.5 million, respectively, associated with the development of software for its internal use. As of September 30, 2024, this balance included $5.1 million associated with software still in the development stage included within "Property, plant and equipment, net" in the accompanying Consolidated Balance Sheets. During fiscal year 2024, the Company capitalized direct costs of $2.4 million associated with the development of software for its internal use.

8.    Goodwill and Intangible Assets

The Company conducts an impairment assessment annually on April 1, or more frequently if impairment indicators are present. Changes to the Company’s operating segments effective October 1, 2023 resulted in a change to the Company’s reporting units, which are aligned to the Company’s operating and reportable segments (as further described in Note 18, Segment and Geographic Information below). As a result of this segment realignment, the Company allocated goodwill to the reporting units existing under the new organizational structure on a relative fair value basis as of October 1, 2023. The Company estimated the fair values of the affected businesses based upon the present value of their anticipated future cash flows. The Company's determination of fair value involved judgment and the use of significant estimates and assumptions.

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

For the quantitative goodwill impairment analyses performed, the Company compared the estimated fair values of each of its reporting units to their respective carrying amounts. The estimated fair values of each of the reporting units were derived using the income approach, specifically the DCF method. The discounted cash flow models used in the DCF Method analysis reflected the Company’s assumptions regarding revenue growth rates, forecast gross profit margins, operating expenses, capital expenditures, discount rates, terminal period growth rates, economic and market trends, and other expectations about the anticipated operating results of its reporting units. As part of the goodwill impairment test, the Company also considered its market capitalization and guideline public companies in assessing the reasonableness of the combined fair values estimated for its reporting units. Goodwill impairment is measured as the excess of a reporting unit's carrying amount over its estimated fair value, not to exceed the carrying amount of goodwill for that reporting unit.

The results of the Company’s quantitative goodwill impairment analyses as of March 31, 2024 indicated an impairment of goodwill within its B Medical Systems reporting unit resulting in a non-cash impairment charge of $111.3 million recorded within "Impairment of goodwill and intangible assets" in its Condensed Consolidated Statements of Operations during the three months ended March 31, 2024. The Company concluded that there was no impairment to goodwill for the Sample Management Solutions and Multiomics reporting units as of March 31, 2024 or the annual impairment testing date of April 1, 2024.

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

The following table sets forth the changes in the carrying amount of goodwill by reportable segment that is consistent with the Company's operating segments effective October 1, 2023 (in thousands):

	Life Sciences Products	Life Sciences Services	Sample Management Solutions	Multiomics	B Medical Systems	Total
Balance - September 30, 2022	$154,612	$359,011	$—	$—	$—	$513,623
Acquisitions	242,789		—	—	—	242,789
Currency translation adjustments	27,903	24	—	—	—	27,927
Balance - September 30, 2023	$425,304	$359,035	$—	$—	$—	$784,339
Segment recast (1)	(425,304)	(359,035)	478,601	196,760	108,978	—
Impairment	—	—	—	—	(111,317)	(111,317)
Currency translation adjustments	—	—	16,048	—	2,339	18,387
Balance - September 30, 2024	$—	$—	$494,649	$196,760	$—	$691,409

Accumulated goodwill impairments, September 30, 2024	$-	$-	$-	$-	$(111,317)	$(111,317)

(1)	Changes to the Company’s operating segments effective October 1, 2023 resulted in a change to the Company’s reporting units. As a result of this segment realignment, the Company allocated goodwill to the reporting units existing under the new organizational structure on a relative fair value basis as of October 1, 2023.

The components of the Company’s identifiable intangible assets as of September 30, 2024 and 2023 are as follows (in thousands):

	September 30, 2024			September 30, 2023
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Patents	$1,227	$1,227	$—	$1,226	$1,175	$51
Completed technology	224,487	82,736	141,751	215,430	56,021	159,409
Trademarks and trade names	6,988	3,133	3,855	6,630	1,445	5,185
Non-competition agreements	—	—	—	681	568	113
Customer relationships	289,821	187,397	102,424	290,800	161,257	129,543
Other intangibles	683	683	—	869	869	—
Total	$523,206	$275,176	$248,030	$515,636	$221,335	$294,301

For further details regarding the goodwill and intangible assets obtained from the B Medical and Ziath acquisitions, please refer to Note 4, Business Combinations.

During the second quarter of fiscal year 2024, the Company discontinued its sample sourcing product offering (a product line within the Sample Management Solutions segment). As a result, the Company recorded a $4.7 million impairment of intangible assets related to the sample sourcing business within “Impairment of goodwill and intangible assets” in its Condensed Consolidated Statements of Operations during the three months ended March 31, 2024.

Amortization expense for intangible assets was $51.3 million, $48.4 million, and $32.3 million, respectively, for the fiscal years ended September 30, 2024, 2023 and 2022.

Estimated future amortization expense for the intangible assets as of September 30, 2024 is as follows (in thousands):

2025	$50,051
2026	45,502
2027	37,285
2028	30,793
2029	25,007
Thereafter	59,392
Total	$248,030

9. Restructuring

2024 Restructuring Plan

In the second quarter of fiscal year 2024, the Company launched initiatives designed to optimize resources for future growth and improve efficiency across its organization. The focus of the initiatives is to improve the Company’s profitability, which includes facilities consolidation, portfolio optimization, and organization structure simplification. The Company expects to complete the activities included in these initiatives by the end of fiscal year 2026. As of the date of issuance of the financial statements for the fiscal year ended September 30, 2024, the Company has not identified restructuring actions related to these initiatives that will result in additional material charges. The Company expects to identify additional actions as it further refines its plan, and the related initiatives in future periods will be recorded when specified criteria are met, including but not limited to, communication of benefit arrangements or when the costs have been incurred.

The majority of the restructuring expenses associated with the initiatives described above for the fiscal year ended September 30, 2024 are severance and related costs, operating lease related ROU asset abandonment, and fixed assets and other asset write-offs. Of the total restructuring expenses in the fiscal year ended September 30, 2024, $5.3 million is related to B Medical Systems segment; $3.2 million is related to Sample Management Solutions segment; $3.3 million is the Company’s headquarters operating lease related ROU asset abandonment and corporate related severance costs.

2023 Cost Savings Plan

In the second and third quarters of fiscal year 2023, the Company announced cost savings plans designed to position the Company to meet the needs of its customers and accelerate growth of the business.

The majority of the restructuring expenses for fiscal years 2023 and 2022 are related to severance and related costs. The cost savings plans were completed and costs from the actions were fully realized by the end of the first quarter of fiscal year 2024.

The following table presents restructuring charges recognized for the fiscal years ended September 30, 2024 and 2023 (in thousands):

	Year Ended September 30,
	2024	2023
Severance and related costs	$5,297	$4,577
Property, plant and equipment and other asset write-offs	4,430	—
ROU asset abandonment	901	—
Other	1,180	—
Total restructuring charges	$11,808	$4,577

The following table sets forth the activity in the severance and related costs accruals for the fiscal years ended September 30, 2024 and 2023 (in thousands):

	Year Ended September 30,
	2024	2023
Balance at beginning of period	$1,011	$462
Provisions and adjustments	5,297	4,577
Payments	(5,351)	(4,028)
Balance at end of period	$957	$1,011

10. Leases

The Company has operating and finance leases for real estate and other assets in North America, Europe, and Asia. Non-real estate leases are primarily related to vehicles and office equipment. Lease expiration dates range between 2024 and 2043.

The components of lease expense for fiscal years 2024 and 2023 are as follows (in thousands):

	Year Ended September 30,
	2024	2023

Operating lease costs	$12,998	$12,435
Finance lease costs:
Amortization of assets	706	620
Interest on lease liabilities	89	40
Total finance lease costs	795	660
Total operating and finance lease costs	13,793	13,095
Variable lease costs	3,568	3,251
Short-term lease costs	298	1,920
Total lease costs	$17,659	$18,266

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	September 30, 2024	September 30, 2023
Operating Leases:
Operating lease right-of-use assets	$63,992	$66,580

Accrued expenses and other current liabilities	$9,718	$9,499
Long-term operating lease liabilities	58,792	60,436
Total operating lease liabilities	$68,510	$69,935

Finance Leases:
Property, plant and equipment, at cost	$5,557	$4,718
Accumulated amortization	(3,694)	(2,780)
Property, plant and equipment, net	$1,863	$1,938

Accrued expenses and other current liabilities	$828	$677
Other long-term liabilities	1,338	1,361
Total finance lease liabilities	$2,166	$2,038

Weighted average remaining lease term (in years):
Operating leases	10.61	10.92
Finance leases	2.97	3.41

Weighted average discount rate:
Operating leases	4.68%	4.26%
Finance leases	4.57%	2.76%

Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended September 30,
	2024	2023
Cash paid for amounts included in measurement of liabilities:
Operating cash flows - operating leases	$13,242	$10,949
Operating cash flows - finance leases	$88	$40
Financing cash flows - finance leases	$783	$578

ROU assets obtained in exchange for lease liabilities:
Operating leases	$9,032	$15,038
Finance leases	$808	$1,813

Future lease payments for operating leases as of September 30, 2024 are as follows for the subsequent five fiscal years and thereafter (in thousands):

	Finance Leases	Operating Leases
2025	$907	$12,661
2026	741	9,727
2027	455	9,265
2028	198	8,772
2029	17	7,521
Thereafter	3	41,009
Total future lease payments	2,321	88,955
Less imputed interest	(155)	(20,445)
Total lease liability balance	$2,166	$68,510

11.    Supplementary Balance Sheet Information

The following is a summary of accounts receivable at September 30, 2024 and 2023 (in thousands):

	September 30,
	2024	2023
Accounts receivable	$179,269	$164,592
Less allowance for expected credit losses	(6,558)	(8,057)
Accounts receivable, net	$172,711	$156,535

The allowance for expected credit losses for the fiscal years ended September 30, 2024, 2023 and 2022 is as follows (in thousands):

	Year Ended September 30,
	2024	2023	2022

Balance at beginning of period	$8,057	$5,162	$4,318
Provisions	7,250	8,849	3,536
Payments received	(7,455)	(5,884)	(2,278)
Write-offs and adjustments	(1,294)	(70)	(414)
Balance at end of period	$6,558	$8,057	$5,162

The following is a summary of inventories at September 30, 2024 and 2023 (in thousands):

	September 30,
	2024	2023

Raw materials and purchased parts	$57,230	$59,861
Work-in-process	9,118	11,400
Finished goods	48,908	56,937
Total inventories	$115,256	$128,198

The activity for excess and obsolete inventory reserves is as follows for the fiscal years ended September 30, 2024, 2023 and 2022 (in thousands):

	Year Ended September 30,
	2024	2023	2022

Balance at beginning of period	$4,991	$4,082	$3,681
Provisions	8,186	3,324	1,752
Inventory disposals and adjustments	(3,022)	(2,415)	(1,351)
Balance at end of period	$10,155	$4,991	$4,082

The activity for valuation allowance for deferred tax assets is as follows for the fiscal years ended September 30, 2024, 2023 and 2022 (in thousands):

	Year Ended September 30,
	2024	2023	2022

Balance at beginning of period	$8,348	$5,927	$8,592
Charge to income tax provision (benefit)	37,677	1,137	1,337
Charged to other accounts	1,840	1,284	(4,002)
Balance at end of period	$47,865	$8,348	$5,927

The following is a summary of product warranty and retrofit activity on a gross basis for the fiscal years ended September 30, 2024, 2023 and 2022 (in thousands):

	Year Ended September 30,
	2024	2023	2022

Balance at beginning of period	$10,223	$2,890	$2,330
Adjustments for acquisitions and divestitures	—	2,475	254
Accruals for warranties during the year	2,736	8,198	2,438
Costs incurred during the year	(2,830)	(3,340)	(2,132)
Balance at end of period	$10,129	$10,223	$2,890

12.    Stockholders’ Equity

Share Repurchases

On November 4, 2022, the Company's Board of Directors approved an authorization to repurchase up to $1.5 billion of the Company's common stock (the “2022 Repurchase Authorization”). On November 23, 2022, pursuant to the 2022 Repurchase Authorization, the Company entered into an accelerated share repurchase (“ASR”) agreement for the repurchase of $500 million of its common stock. Under this agreement, which settled April 3, 2023, the Company repurchased and retired 10.1 million shares of its common stock for $500 million.

In April 2023, other arrangements commenced under the 2022 Repurchase Authorization with the intent of repurchasing the remaining $1.0 billion of shares of the Company's common stock through open market repurchases. As of September 30, 2024, the Company has repurchased and retired 19.9 million shares of common stock for $1.0 billion in open market repurchases. Through the ASR agreement and open market repurchases, as of September 30, 2024, the Company has repurchased and retired 30.0 million shares of common stock for the full $1.5 billion approved under the 2022 Repurchase Authorization and no authorization is available for additional repurchases. All shares repurchased under the 2022 Repurchase Authorization were retired, accounted for as a reduction to stockholders’ equity in the Consolidated Balance Sheets and treated as a repurchase of common stock for purposes of calculating earnings per share as of the applicable settlement dates.

Effective January 1, 2023, all corporate share repurchases are subject to a one percent excise tax on the value of the repurchase, net of share issuances, subject to certain exclusions. The excise tax was part of The Inflation Reduction Act passed by the U.S. government in 2022. The Company accrued $6.5 million for excise tax related to share repurchases settled in fiscal year 2024, which is considered an additional cost of the share repurchases and a reduction to stockholders’ equity in the Consolidated Balance Sheets.

Preferred Stock

Total number of shares of preferred stock authorized for issuance was 1,000,000 shares at September 30, 2024 and 2023. Preferred stock has a par value of $0.01 per share and may be issued at the discretion of the Board of Directors without stockholder approval with such designations, rights and preferences as the Board of Directors may determine. There were no shares of preferred stock issued or outstanding at  September 30, 2024 or 2023.

Accumulated Other Comprehensive Income (Loss)

The following is a summary of the components of accumulated other comprehensive income (loss), net of tax, at September 30, 2024, 2023 and 2022 (in thousands):

		Unrealized
		Gains (Losses)
		on Available-	Gains (Losses)
	Currency	for-Sale	on Derivative	Pension
	Translation	Securities	asset	Liability
	Adjustments	Net of tax	Net of tax	Adjustments	Total
Balance at September 30, 2021	$20,139	$(1)	$-	$(787)	$19,351
Other comprehensive income (loss) before reclassifications	(169,266)	(10,908)	93,020	412	(86,742)
Amounts reclassified from accumulated other comprehensive income (loss)	(16,567)	—	—	42	(16,525)
Balance at September 30, 2022	(165,694)	(10,909)	93,020	(333)	(83,916)
Other comprehensive income (loss) before reclassifications	77,246	5,774	(61,533)	(104)	21,383
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	107	107
Balance at September 30, 2023	(88,448)	(5,135)	31,487	(330)	(62,426)
Other comprehensive income (loss) before reclassifications	54,278	4,872	(10,019)	(245)	48,886
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	76	76
Balance at September 30, 2024	$(34,170)	$(263)	$21,468	$(499)	$(13,464)

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

13. Revenue from Contracts with Customers

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers in a manner that depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following is revenue by significant business line for the fiscal years ended September 30, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Significant Business Line
Multiomics	$254,552	$248,296	$250,937
Core Products(1)	196,732	192,061	199,230
Sample Repository Services	121,914	111,593	105,331
B Medical Systems	83,125	113,122	-
Total revenue	$656,323	$665,072	$555,498
(1) Core Products are Automated Stores, Cryogenic Systems, Automated Sample Tube, Consumables and Instruments and Controlled Rate Thawing Devices.

Contract Balances

Accounts Receivable, Net. Accounts receivable represent rights to consideration in exchange for products or services that have been transferred by the Company, when payment is unconditional and only the passage of time is required before payment is due. Accounts receivable do not bear interest and are recorded at the invoiced amount. The Company maintains an allowance for expected credit losses representing its best estimate of probable credit losses related to its existing accounts receivable and their net realizable value. The Company determines the allowance for expected credit losses based on a number of factors, including an evaluation of customer credit worthiness, the age of the outstanding receivables, economic trends, historical experience, and other information through the payment periods. Accounts receivable, net were $172.7 million and $156.5 million at September 30, 2024 and 2023, respectively.

Contract Assets. Contract assets represent rights to consideration in exchange for products or services that have been transferred by the Company, when payment is conditional on something other than the passage of time. These amounts typically relate to contracts where the right to invoice the customer is not present until completion of the contract or the achievement of specified milestones and the value of the products or services transferred exceed this constraint. Contract assets are classified as current as they are expected to convert to cash within one year. Contract asset balances which are included within “Prepaid expenses and other current assets” on the Company’s Consolidated Balance Sheet, were $29.2 million and $24.2 million at September 30, 2024 and 2023, respectively. Revenue of $18.8 million recognized during the year ended  September 30, 2024 and $15.8 million recognized during the year ended  September 30, 2023 contributed to the contract asset balances at September 30, 2024 and 2023, respectively.

Contract Liabilities. Contract liabilities represent the Company’s obligation to transfer products or services to a customer for which consideration has been received, or for which an amount of consideration is due from the customer. Contract assets and liabilities are reported on a net basis at the contract level, depending on the contracts position at the end of each reporting period. Contract liabilities are included within “Deferred revenue” on the Company’s Consolidated Balance Sheet. Contract liabilities were $32.0 million, $34.6 million, and $39.7 million at fiscal years ended September 30, 2024, 2023 and 2022, respectively. Revenue recognized from the contract liability balance at September 30, 2022 was $34.9 million for the year ended  September 30, 2023, and revenue recognized from the contract liability balance at September 30, 2023 was $27.8 million for the year ended September 30, 2024.

Remaining Performance Obligations. Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year and for which fulfillment of the contract has started as of the end of the reporting period. The aggregate amount of transaction consideration allocated to remaining performance obligations as of September 30, 2024 was $121.7 million. The following table summarizes when the Company expects to transfer control of the remaining performance obligations and recognize the corresponding revenue (in thousands):

	As of September 30, 2024
	Less than 1 Year	Greater than 1 Year	Total
Remaining performance obligations	$92,130	$29,581	$121,711

Cost to Obtain and Fulfill a Contract

The Company capitalizes sales commissions when incurred if they are (i) incremental costs of obtaining a contract, (ii) expected to be recovered and (iii) have an expected amortization period that is greater than one year. These amounts primarily relate to sales commissions and are being amortized over a 60-month period, which represents the average period of contract performance. The capitalized sales commissions were $0.4 million and $0.5 million at  September 30, 2024 and 2023, respectively. All other sales commissions incurred during the reporting period have been expensed as incurred. These costs are recorded within “Selling, general and administrative” expenses on the Company’s Consolidated Statement of Operations.

The Company accounts for shipping and handling activities as fulfillment activities and recognize the associated expense when control of the product has transferred to the customer.

14.    Stock Based Compensation

In accordance with the 2020 Equity Incentive Plan, the Company may issue eligible employees options to purchase shares of the Company’s common stock, restricted stock units and other equity incentives, which vest upon the satisfaction of a performance condition and/or a service condition. In addition, the Company issues common stock to participating employees pursuant to an employee stock purchase plan, and may issue common stock awards and deferred restricted stock units to members of its Board of Directors in accordance with its Board of Directors compensation program.

2020 Equity Incentive Plan

In accordance with the 2020 Equity Incentive Plan (the “2020 Plan”), the Company may grant employees (i) restricted stock and other stock-based awards, (ii) nonqualified stock options, and (iii) options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code. All employees of the Company or any affiliate of the Company, independent directors, consultants and advisors are eligible to participate in the 2020 Plan. The 2020 Plan provides for the issuance of an aggregate of 2,800,000 shares of common stock, including 2,500,000 shares reserved for issuance pursuant to the 2020 Plan, and up to 300,000 additional shares which may be issued pursuant to the 2020 Plan if outstanding awards granted under the Company’s previous 2000 Plan or the Company’s previous 2015 Plan are forfeited, expire or are cancelled.

The following table reflects stock-based compensation expense recorded during the fiscal years ended September 30, 2024, 2023 and 2022 (in thousands):

	Year Ended September 30,
	2024	2023	2022
Restricted stock units	$13,222	$8,027	$10,597
Employee stock purchase plan	1,245	1,349	1,846
Total stock-based compensation expense for continuing and discontinued operations	$14,467	$9,376	$12,443
Income tax benefit	(2,025)	(1,406)	(1,929)
Total compensation expense included in the statement of operations	$12,442	$7,970	$10,514

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the fiscal year ended September 30, 2024:

		Weighted
		Average
	Shares	Grant Date
	(in thousands)	Fair Value
Outstanding as of September 30, 2023	718,954	$67.40
Granted	665,893	$55.15
Vested	(182,895)	$68.23
Forfeited	(437,841)	$61.94
Outstanding as of September 30, 2024	764,111	$59.65

The fair value of restricted stock units vested during fiscal years 2024, 2023 and 2022 was $10.2 million, $14.8 million, and $66.9 million, respectively. As of September 30, 2024, the future unrecognized stock-based compensation expense related to restricted stock units expected to vest is $19.1 million and is expected to be recognized over an estimated weighted average amortization period of 1.5 years.

The following table reflects restricted stock units and stock awards granted during fiscal years ended September 30, 2024, 2023 and 2022:

	Year Ended September 30,
	2024	2023	2022
Time-based restricted stock units	282,268	311,609	120,066
Common stock awards	—	—	18,471
Performance-based restricted stock units	383,625	278,457	111,148
Total units	665,893	590,066	249,685

Time-Based Restricted Stock Unit Grants

Restricted stock units granted with a required service period typically have three-year vesting schedules in which one-third of awards vest at each annual anniversary of grant date, subject to the award holders meeting service requirements.

Certain members of the Board of Directors have elected to defer receiving their annual stock awards and related quarterly dividends, if any, until they attain a certain age or cease to provide services as a member of the Company’s Board of Directors. Annual deferred stock awards granted during fiscal years 2024, 2023, and 2022 vested upon issuance.

Performance-Based Restricted Stock Unit Grants

Performance-based restricted stock units are earned based on the achievement of performance criteria established by the Human Resources and Compensation Committee and approved by the Board of Directors. The criteria for performance-based awards are weighted and have threshold, target and maximum performance goals. Performance-based restricted stock units may also have a required service period following the achievement of all or a portion of the performance goals.

Performance-based restricted stock unit awards granted in fiscal year 2024, 2023 and 2022 allow participants to earn 100% of restricted stock units if the Company’s performance meets or exceeds its target goal for each applicable financial metric, and up to a maximum of 200% if the Company’s performance for such metrics meets or exceeds the maximum or stretch goal. Performance below the minimum threshold for each financial metric results in award forfeiture. Performance goals are measured over a three-year period for each year’s restricted stock unit awards and at the end of the period to determine the number of restricted stock units earned, if any, by recipients who continue to meet the service requirement. Upon the third anniversary of each year’s restricted stock unit awards’ grant date, the Company’s Board of Directors determines the number of restricted stock units earned for participants who continue to meet the service requirements on the vest date.

In  October 2023, the Company’s Board of Directors approved an amendment to the performance goals associated with the previously issued performance-based restricted stock units for all impacted employees, excluding members of the Company’s executive team. The performance goals, as amended, are more reflective of the current macroeconomic environment and consideration toward employee retention in the competitive life sciences industry. Before the amendment, the original performance goals were not expected to be satisfied. Subsequent to the amendment, vesting became probable based on the forecasted achievement of the amended performance goals. The amendment of these restricted stock units is treated as a modification with the total potential maximum compensation cost of $4.1 million recognized over the service period through  November 2025. The Company recorded expense of $1.2 million during the fiscal year ended September 30, 2024 related to the modified awards.

Awards Granted to the Board of Directors

The stock-based compensation granted to members of the Company’s Board of Directors includes common stock awards, restricted stock unit awards and deferred common stock and restricted stock unit awards.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan that allows its employees to purchase shares of common stock at a price equal to 85% of the fair market value of the Company’s stock at the beginning or the end of the semi-annual offering period, whichever is lower. On February 8, 2017, the stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 Plan”). The 2017 Plan allows for purchases by employees of up to 1,250,000 shares of the Company’s common stock. As of September 30, 2024, 513,634 shares of common stock remain available for purchase under the 2017 Plan. During the fiscal years ended September 30, 2024, 2023 and 2022, the Company issued 72,787 shares, 83,715 shares, and 82,035 shares respectively, under the 2017 Plan.

Valuation Assumptions for an Employee Stock Purchase Plan

The fair value of shares issued under the employee stock purchase plan is estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following weighted average assumptions for the fiscal years ended September 30, 2024, 2023 and 2022:

	Year Ended September 30,
	2024	2023	2022
Risk-free interest rate	5.3%	5.2%	1.7%
Volatility	47%	57%	49%
Expected life	6 months	6 months	6 months
Dividend yield	—%	—%	—%

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

15.    Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying Consolidated Balance Sheets as of September 30, 2024 and 2023 (in thousands):

	As of September 30, 2024
Description	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$157,990	$157,990	$—	$—
Available-for-sale securities	198,616	37,584	161,032	—
Convertible debt securities	2,000	—	—	2,000
Foreign exchange contracts	9	—	9	—
Total assets	$358,615	$195,574	$161,041	$2,000
Liabilities:
Net investment hedge	1,915	—	1,915	—
Foreign exchange contracts	213	—	213	—
Total liabilities	$2,128	$—	$2,128	$—

	As of September 30, 2023
Description	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$525,952	$525,952	$—	$—
Available-for-sale securities	450,211	85,949	364,262	—
Foreign exchange contracts	44	—	44	—
Net investment hedge	13,036	—	13,036	—
Total assets	$989,243	$611,901	$377,342	$—
Liabilities:
Foreign exchange contracts	421	—	421	—
Total liabilities	$421	$—	$421	$—

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

Convertible Debt Securities

In the third quarter of fiscal year 2024, the Company purchased $2.0 million principal amount of convertible notes issued by a private company. The convertible notes are loans to convert to an equity stake in the private company upon a predetermined conversion event. The Company has elected the fair value option in accordance with ASC 825, Financial Instruments (“ASC 825”) to record the convertible notes. The fair value option under ASC 825 allows an entity to account for the entire financial instrument at fair value with subsequent changes in fair value recognized in earnings through the consolidated statements of operations at each reporting date. The Company elected the fair value option methodology to account for the convertible notes because the Company believes it accurately reflects the value of the securities and embedded features in the financial instrument. As of September 30, 2024, the fair value of the convertible notes was $2.0 million and is included in “Short-term marketable securities” on the Consolidated Balance Sheets. The fair value determination is based on unobservable inputs (Level 3 on the fair value hierarchy) which were based on the best information available in the circumstance, including transaction pricing, recent acquisition, and market participant assumptions. The unobservable inputs used in the determination of the fair value of assets classified as Level 3 have an inherent measurement uncertainty that if changed could result in higher or lower fair value measurements of the assets as of the reporting date.

Foreign Exchange Contracts & Net Investment Hedge

Our foreign exchange contract assets and liabilities, and our net investment hedge assets and liabilities are measured and reported at fair value using the market method valuation technique. The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers. These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions, so they are classified as Level 2.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

In addition to assets and liabilities that are recorded at fair value on a recurring basis, impairment indicators  may subject goodwill and long-lived assets to fair value measurement on a nonrecurring basis. As described in Note 8, Goodwill and Intangible Assets, as of  September 30, 2024, the Company estimated the fair value of its reporting units using the DCF Method. Because the inputs to the valuation method are largely unobservable and reflect the Company’s own assumptions, goodwill and long-lived assets are classified as Level 3.

Contingent Consideration Liability

The contingent consideration liability related to the acquisition of B Medical was measured and reported at fair value using the real options method based on the unobservable inputs that were significant to the fair value and classified with Level 3 of the fair value hierarchy. The contingency was based on the acquired business’ performance through September 30, 2023. Please refer to Note 4, Business Combinations for further details. This liability was revalued from $18.5 million as of December 31, 2022 to zero as of June 30, 2023, with the offset to the changes in fair value recorded in the Consolidated Statements of Operations during the fiscal year ended September 30, 2023.

16.    Income Taxes

The components of the income tax (benefit) expense from continuing operations for the fiscal years are as follows (in thousands):

	Year Ended September 30,
	2024	2023	2022
Current income tax (benefit) expense
Federal	$227	$(599)	$(4,826)
State	1,482	1,528	607
Foreign	11,224	9,757	4,627
Total current income tax (benefit) expense	12,933	10,686	408
Deferred income tax (benefit) expense:
Federal	(5,457)	(18,684)	(815)
State	313	(402)	(180)
Foreign	(10,942)	(9,150)	1,937
Total deferred income tax (benefit) expense	(16,086)	(28,236)	942
Income tax (benefit) expense	$(3,153)	$(17,550)	$1,350

The components of income (loss) from continuing operations before income taxes for the fiscal years are as follows (in thousands):

	Year Ended September 30,
	2024	2023	2022
Domestic	$(46,093)	$(58,065)	$(39,392)
Foreign	(121,230)	27,632	29,456
Loss before income taxes	$(167,323)	$(30,433)	$(9,936)

The differences between the income tax (benefit) expense on income (loss) from continuing operations and income taxes computed using the applicable U.S. statutory federal tax rates for the fiscal years ended September 30, 2024, 2023 and 2022 are as follows (in thousands):

	Year Ended September 30,
	2024	2023	2022
Income tax benefit computed at federal statutory rate	$(35,138)	$(6,331)	$(2,086)
State income taxes, net of federal benefit	(836)	(851)	(776)
Foreign income taxed at different rates	(6,160)	(22)	(1,182)
Impact of investments in subsidiaries	(22,583)	(6,058)	—
Nontaxable gain from acquisition earn-out liability reversal	—	(3,959)	—
Change in deferred tax asset valuation allowance	37,677	1,137	1,337
Impact of change in uncertain tax positions	36	(1,321)	(358)
Global intangible low taxed income, net of foreign tax credits	—	—	4,060
Impact of tax rate changes	(46)	(1,391)	1,531
Compensation	1,563	1,598	(1,199)
Tax credits	(1,199)	(1,434)	(2,102)
Merger costs	—	1,056	1,629
Other non-deductible expenses and other taxes	1,426	1,304	643
Impact of effective state tax rate change	—	—	763
Goodwill impairment	23,444	—	—
Research and development expense deduction	(1,337)	(1,278)	(910)
Income tax (benefit) expense	$(3,153)	$(17,550)	$1,350

During the fiscal year 2024, the Company repatriated approximately $455.0 million of cash from its German subsidiary. The Company recorded a net tax benefit in the amount of $3.2 million related to the repatriation. The benefit included $5.2 million related to deductible U.S. foreign exchange losses measured at the foreign exchange rate on the date of repatriation. This benefit was offset by $2.0 million of state income taxes, net of federal benefit. The tax provision impacts in fiscal year 2024 were offset by the reversal of the related deferred tax asset recorded in fiscal year 2023. Additionally, during fiscal year 2024, the Company reversed $2.9 million of the deferred tax asset previously established due to changes in foreign exchange rates up to the repatriation date. The impact was recorded against other comprehensive income.

During fiscal year 2024, the Company recorded a goodwill impairment charge related to the B Medical Systems segment. This impairment charge is not deductible for tax purposes. For tax purposes the Company has estimated that Azenta Luxembourg, the owner of B Medical Systems, would have a deductible impairment of its investment in the business, which is a significant component of the $22.6 million rate reconciliation benefit for “Impact of investments in subsidiaries” above. This tax deduction puts Luxembourg into a valuation allowance position as it does not have sufficient taxable income to utilize the loss, therefore driving a significant increase in the valuation allowance.

The Company has not provided deferred income taxes on the outside basis differences of any other foreign subsidiary and maintains its general assertion of indefinite reinvestment regarding those subsidiaries and the remaining earnings of its German subsidiary as of September 30, 2024. The remaining foreign earnings total approximately $899.7 million as of September 30, 2024 and are expected to be reinvested in foreign operations and acquisitions. The Company did not calculate estimated deferred tax liabilities on the remaining earnings because such calculations would not be practicable due to the complexity of its hypothetical calculation. The taxes on these earnings would primarily consist of foreign withholding taxes, taxes on foreign exchange gains and losses resulting from potential future distributions, and U.S. state income taxes. Substantially all of the unremitted earnings of the Company have been taxed in the U.S. based on the international tax regulations.

The significant components of the net deferred tax assets and liabilities as of September 30, 2024 and 2023 are as follows (in thousands):

	September 30,
	2024	2023
Accruals and reserves not currently deductible	$10,314	$10,426
Federal, state and foreign tax credits	1,151	157
Other assets	1,048	613
Equity compensation	2,359	2,183
Net operating loss carryforwards	49,687	9,692
Lease liabilities	16,774	17,513
Capitalized research and development	8,050	6,807
Deferred revenue	3,573	3,672
Outside basis differences in subsidiaries	—	6,058
Deferred tax assets	92,956	57,121
Depreciation and intangible amortization	(82,732)	(97,572)
Right-of-use assets	(15,662)	(16,632)
Other liabilities	(605)	(317)
Net unrealized gain on hedging and investments	—	(1,574)
Deferred tax liabilities	(98,999)	(116,095)
Valuation allowance	(47,865)	(8,348)
Net deferred tax asset (liability)	$(53,908)	$(67,322)

The deferred tax assets on the balance sheets for September 30, 2024 and 2023 also include $0.6 million and $0.6 million deferred tax charges related to the company’s intercompany profit elimination, respectively.

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

The Company evaluates the realizability of its deferred tax assets and assesses the need for a valuation allowance on a quarterly basis. The Company operates in numerous countries under many legal forms and, as a result, is subject to the jurisdiction of numerous domestic and foreign tax authorities. The Company evaluates the profitability of its operations in each jurisdiction on a historic cumulative basis and on a forward-looking basis, while carefully considering carry-forward periods of tax attributes and ongoing tax planning strategies in assessing the need for the valuation allowance.

The Company has generated U.S. pre-tax losses in recent years but has been in an overall U.S. deferred tax liability position. As of September 30, 2024, the Company is in a net U.S. deferred tax asset position and considered whether the future taxable temporary differences are sufficient to offset future deductible temporary differences. As a result, an additional valuation allowance was recorded against U.S. federal and state deferred tax assets during fiscal year 2024. After evaluating all the relevant positive and negative evidence, the Company has recorded a $5.6 million valuation allowance against deferred tax assets in the United States during the year. The Company also maintains valuation allowances against net deferred tax assets in certain foreign jurisdictions totaling $40.2 million as of September 30, 2024. A full valuation allowance was recorded in the Company's Luxembourg subsidiary related to the B Medical business during fiscal year 2024 in the amount of $29.5 million.

As of September 30, 2024, the Company has tax-effected federal, state and foreign net operating loss carry-forwards of approximately $5.8 million, $1.6 million and $42.2 million, respectively. The federal net operating losses carry forward indefinitely with the deductions limited to eighty percent of taxable income in any given year. The state net operating loss carry-forwards will begin to expire in 2026. Many of the foreign net operating loss carry-forwards have no limit in number of years, but some have deductions capped at a certain percent of taxable income.

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

The Company maintains liabilities for unrecognized tax benefits. These liabilities involve judgment and estimation, and they are monitored based on the best information available. A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the fiscal years ended September 30, 2024, 2023 and 2022 is as follows (in thousands):

	Year Ended September 30,
	2024	2023	2022

Balance at beginning of period	$298	$1,679	$2,006
Reductions from lapses in statutes of limitation	—	(1,381)	(327)
Balance at end of period	$298	$298	$1,679

All of the unrecognized tax benefits for the fiscal year ended September 30, 2024 would impact the effective tax rate if recognized. The Company recognizes interest related to unrecognized benefits as a component of the income tax (benefit) expense which was not material for the fiscal years ended September 30, 2024, 2023 and 2022.

The Company is subject to U.S. federal, state, local and foreign income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which it files.

In the normal course of business, the Company is subject to income tax audits in various global jurisdictions in which it operates. The years subject to examination vary for the United States and international jurisdictions, with the earliest tax year being 2019. Based on the outcome of these examinations or the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the Company’s Consolidated Balance Sheets. The Company currently anticipates that it is reasonably possible that the unrecognized tax benefits and accrued interest on those benefits will be reduced by $0.3 million in the next 12 months due to statute of limitations expirations. The unrecognized tax benefits would impact the effective tax rate if recognized.

17.    Net Income (Loss) per Share

The following table shows the computation of basic and diluted loss (income) per share for the fiscal years ended September 30, 2024, 2023 and 2022 (in thousands, except per share data):

	Year Ended September 30,
	2024	2023	2022
Loss from continuing operations	$(164,170)	$(12,883)	$(11,286)
(Loss) income from discontinued operations, net of tax	—	(1,374)	2,144,145
Net (loss) income	(164,170)	(14,257)	2,132,859

Weighted average common shares outstanding used in computing basic (loss) income per share	53,175	66,253	74,897
Weighted average common shares outstanding used in computing diluted (loss) income per share	53,175	66,253	74,897

Basic net (loss) income per share:
Loss from continuing operations	$(3.09)	$(0.19)	$(0.15)
(Loss) income from discontinued operations, net of tax	—	(0.02)	28.63
Basic net (loss) income per share	$(3.09)	$(0.22)	$28.48

Diluted net (loss) income per share:
Loss from continuing operations	$(3.09)	$(0.19)	$(0.15)
(Loss) income from discontinued operations, net of tax	—	(0.02)	28.63
Diluted net (loss) income per share	$(3.09)	$(0.22)	$28.48

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

Effective October 1, 2023, the Company realigned its organizational structure to three principal business segments to enhance its commercial strategy for accelerating growth and to enable additional profitability initiatives. These segments align with changes in how the Company’s CODM manages the business, allocates resources, and assesses performance. The Company’s operating and reportable segments consist of the following:

●

Sample Management Solutions. The SMS business resources operate as a single business unit offering end-to-end sample management products and services, including: Sample Repository Services and Core Products (Automated Stores, Cryogenic Systems, Automated Sample Tube, Consumables and Instruments and Controlled Rate Thawing Devices).

●	Multiomics. The Multiomics business resources operate as a single business unit offering genomic and other sample analysis services, including gene sequencing, synthesis editing and related services.

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

Management considers adjusted operating income (loss), which excludes charges related to amortization of intangible assets, purchase accounting impact on inventory, transformation and rebranding costs, restructuring charges, goodwill and intangible asset impairment, fair value adjustments to contingent consideration, merger and acquisition costs and costs related to share repurchase, governance-related matters, and other unallocated corporate expenses, as the primary performance metric when evaluating each segment’s operations.

The following is the summary of the financial information for the Company’s reportable segments for the fiscal years ended September 30, 2024, 2023 and 2022 (in thousands):

	Year Ended September 30,
	2024	2023	2022
Revenue:
Sample Management Solutions	$318,646	$303,654	$304,561
Multiomics	254,552	248,296	250,937
B Medical Systems	83,125	113,122	-
Total revenue	$656,323	$665,072	$555,498

Adjusted operating income (loss):
Sample Management Solutions	$10,841	$(2,349)	$23,970
Multiomics	(7,995)	(13,779)	5,032
B Medical Systems	(5,669)	919	—
Segment adjusted operating income (loss)	(2,823)	(15,209)	29,002

Amortization of completed technology	24,770	18,494	7,324
Purchase accounting impact on inventory	—	9,664	—
Amortization of intangible assets other than completed technology	26,500	29,884	24,965
Transformation(1) and rebranding costs	13,856	(49)	2,741
Restructuring charges	11,808	4,577	712
Impairment of goodwill and intangible assets	115,975	—	—
Contingent consideration - fair value adjustments	—	(18,549)	600
Merger and acquisition costs and costs related to share repurchase(2)	4,874	13,842	17,329
Other unallocated corporate expenses	72	54	66
Total operating loss	(200,678)	(73,126)	(24,735)
Interest income, net	33,177	43,735	15,697
Other income (expense), net	178	(1,042)	(898)
Loss before income taxes	$(167,323)	$(30,433)	$(9,936)

(1)

Transformation costs represent non-recurring expenses for strategic projects with anticipated long-term benefits to the Company focused on cost reduction and productivity improvement that do not meet the definition of restructuring charges. These costs are directed at simplifying, standardizing, streamlining, and optimizing the Company’s operations, processes and systems to permanently alter the Company’s operations for the long term. For a project to be considered transformational, successful completion of the project must be expected to bring long-term material benefits to the organization and involve significant changes to process and/or underlying technology. Transformation costs in the period result from actions taken as part of the Company’s 2024 cost reduction plan, and primarily relate to one time asset write downs associated with changes in technology, one time inventory write downs relating to restructuring actions taken in the period, and third-party consulting costs associated with process and systems re-design.

(2)	Includes expenses related to governance-related matters.

The Company has corrected the segment adjusted operating income (loss) for the years ended September 30, 2023 and 2022 as certain corporate expenses that are not part of the Company’s CODM’s review of operating segment performance were improperly included in the previously disclosed segment operating income (loss) performance measure. As a result, the presentation of amounts previously disclosed for segment operating income (loss) were updated to reflect segment adjusted operating income (loss) after having been adjusted to remove these corporate expenses.  These adjustments reduced total segment adjusted operating loss for fiscal year 2023 by $29.8 million and increased total segment adjusted operating income for fiscal year 2022 by $7.2 million. The total net loss before income taxes remained unchanged.

The following is the summary of the asset information for the Company's reportable segments as of September 30, 2024 and 2023 (in thousands):

Assets:	September 30, 2024	September 30, 2023
Sample Management Solutions	$859,353	$675,708
Multiomics	462,825	534,437
B Medical Systems	231,601	511,640
Total assets	$1,553,779	$1,721,785

The following is a reconciliation of the segment assets to the corresponding amounts presented in the Consolidated Balance Sheets as of September 30, 2024 and 2023 (in thousands):

	September 30,	September 30,
	2024	2023
Segment assets	$1,553,779	$1,721,785
Cash and cash equivalents, restricted cash, and marketable securities	521,606	1,134,256
Deferred tax assets	837	571
Other assets	23,819	29,108
Total assets	$2,100,041	$2,885,720

Revenue from external customers is attributed to geographic areas based on locations in which the product is shipped. Net revenue by geographic area for the fiscal years ended September 30, 2024, 2023 and 2022 are as follows (in thousands):

	Year Ended September 30,
	2024	2023	2022
Geographic Location:
United States	$366,209	$355,094	$358,208
Africa	61,962	65,092	1,331
China	58,260	51,787	53,867
United Kingdom	27,451	26,764	30,258
Rest of Europe	102,771	109,856	79,005
Asia Pacific/ Other	39,670	56,479	32,829
Total revenue	$656,323	$665,072	$555,498

Net property, plant and equipment by geographic area as of September 30, 2024 and 2023 is as follows (in thousands):

	September 30,
	2024	2023
United States	$75,242	$78,533
China	52,826	53,146
Europe	71,690	70,654
Asia Pacific/ Other	2,896	3,411
Total property, plant, and equipment, net	$202,654	$205,744

Significant Customers

The Company had one customer that accounted for 10% and 13% of the Company's consolidated revenue for fiscal years 2024 and 2023, respectively; this customer is related to the B Medical Systems segment and is a distributor shipping to end users in approximately 40 countries. There were no customers that accounted for 10% or more of the Company's consolidated revenue for fiscal year 2022. As of September 30, 2024, 2023 and 2022 there were no customers that accounted for 10% or more of the Company’s accounts receivable balance.

19.    Commitments and Contingencies

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

The Company accrued a liability of $2.5 million for the 2020 Claim and 2023 Claim of which $0.8 million was paid during the third quarter of fiscal year 2023. The 2020 Claim remains outstanding and $1.7 million remains in the balance of the accrued liability as of  September 30, 2024.

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

Tariff Matter

With the assistance of a third-party consultant, during the first quarter of fiscal year 2021, the Company initiated a review of the value of transactions it used for intercompany imports into the U. S. from its GENEWIZ business. As a result of this review and a new interpretation surrounding the valuation method used to calculate the estimated transaction value, the Company revised its estimate of the tariffs owed and paid $5.9 million to the U.S. customs authorities in fiscal year 2022 related to transactions prior to December 2021. In July 2024, the Company paid approximately $2.5 million in tariffs as well as interest related to the imports from its GENEWIZ business into the U.S. during the period of December 2021 to July 2024. As of the date of issuance of the financial statements for the fiscal year ended September 30, 2024, the Company does not anticipate any penalties associated with this payment as its valuation methodology was accepted by U.S. customs authorities during previous voluntary disclosures. U.S. custom authorities, however, have six months to review the Company’s disclosures and the amount of the payment.

Purchase Commitments

At September 30, 2024, the Company had non-cancellable commitments of $69.9 million, comprised of purchase orders for inventory of $53.1 million, and information technology related commitments of $16.8 million.

20.    Subsequent Events

On November 12, 2024, the Company announced it is pursuing a sale of its B Medical Systems segment. The Company has concluded that, as of November 12, 2024, B Medical Systems is a discontinued operation and will be classified as held for sale in future filings. The Company is unable to provide an estimate of the financial impact of a sale transaction.

On November 12, 2024, the Company appointed Lawrence Lin as its Executive Vice President and Chief Financial Officer, effective after the filing of this Annual Report on Form 10-K, to succeed the Company’s current Executive Vice President and Chief Financial Officer, Herman Cueto, who is departing from his role at the Company. After the filing of this Annual Report on Form 10-K, Mr. Cueto will remain with the Company as an employee advisor through December 1, 2024, and thereafter as a consultant to facilitate the transition.

21.    Revision of Previously Issued Unaudited Quarterly Information

The Condensed Consolidated Statements of Cash Flows for the interim periods ended  March 31, 2023,  June 30, 2023, December 31, 2023, March 31, 2024, and June 30, 2024 have been revised to correct for prior period errors as discussed in Note 2, Summary of Significant Accounting Policies. The effect on the Condensed Consolidated Statement of Cash Flows for each affected period is as follows (in thousands):

	Nine months ended June 30, 2023
(unaudited)	As Reported	Adjustments	As Revised
Cash flows from operating activities
Accrued compensation and tax withholdings	$(15,830)	$(1,852)	$(17,682)
Other current assets and liabilities	(36,578)	2,634	(33,944)
Net cash used in operating activities	$(22,422)	$782	$(21,640)

Cash flows from financing activities
Proceeds from issuance of common stock	$-	$1,852	$1,852
Net cash used in financing activities	$(677,221)	$1,852	$(675,369)

Effects of exchange rate changes on cash and cash equivalents	$65,610	$(2,634)	$62,976

Supplemental disclosures:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$-	$2,898	$2,898

	Six months ended March 31, 2023
(unaudited)	As Reported	Adjustments	As Revised
Cash flows from operating activities
Accrued compensation and tax withholdings	$(21,797)	$(1,852)	$(23,649)
Net cash used in operating activities	$(39,170)	$(1,852)	$(41,022)

Cash flows from financing activities
Proceeds from issuance of common stock	$-	$1,852	$1,852
Net cash used in financing activities	$(505,136)	$1,852	$(503,284)

Supplemental disclosures:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$-	$3,040	$3,040

	Nine months ended June 30, 2024
(unaudited)	As Reported	Adjustments	As Revised
Cash flows from operating activities
Inventories	$11,433	$2,674	$14,107
Other assets and liabilities	7,484	(7,101)	383
Net cash provided by operating activities	$36,578	$(4,427)	$32,151

Cash flows from investing activities
Purchase of property, plant and equipment	$(25,339)	$(2,674)	$(28,013)
Net cash provided by investing activities	$29,406	$(2,674)	$26,732

Effects of exchange rate changes on cash and cash equivalents	$8,495	$7,101	$15,596

Supplemental disclosures:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$2,203	$372	$2,575

	Six months ended March 31, 2024
(unaudited)	As Reported	Adjustments	As Revised
Cash flows from operating activities
Non-cash write-offs of assets	$6,966	$533	$7,499
Inventories	7,975	263	8,238
Accrued compensation and tax withholdings	(6,153)	(1,678)	(7,831)
Other assets and liabilities	12,913	(11,534)	1,379
Net cash provided by operating activities	$34,787	$(12,416)	$22,371

Cash flows from investing activities
Purchase of property, plant and equipment	$(18,746)	$(796)	$(19,542)
Net cash used in investing activities	$(172,213)	$(796)	$(173,009)

Cash flows from financing activities
Proceeds from issuance of common stock	$-	$1,678	$1,678
Net cash used in financing activities	$(187,220)	$1,678	$(185,542)

Effects of exchange rate changes on cash and cash equivalents	$4,721	$11,534	$16,255

Supplemental disclosures:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$-	$2,270	$2,270

	Three months ended December 31, 2023
(unaudited)	As Reported	Adjustments	As Revised
Cash flows from operating activities
Inventories	$4,542	$387	$4,929
Accounts payable	3,457	(1,015)	2,442
Other assets and liabilities	15,957	(12,047)	3,910
Net cash provided by operating activities	$26,431	$(12,675)	$13,756

Cash flows from investing activities
Purchase of property, plant and equipment	$(11,919)	$628	$(11,291)
Net cash provided by investing activities	$98,397	$628	$99,025

Effects of exchange rate changes on cash and cash equivalents	$12,501	$12,047	$24,548

Supplemental disclosures:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$-	$2,164	$2,164

Item 9.    Changes in and Disagreements with Accountants on Financial Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024, the end of the period covered by this Annual Report on Form 10-K due to the material weakness described below.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2024. In making this assessment, we used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, management concluded that, as of September 30, 2024, our internal control over financial reporting was not effective due to the material weakness described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting as we did not design and maintain effective controls related to the review of the cash flow statement. The material weakness resulted in immaterial misstatements in our Consolidated Statements of Cash Flows for the Q2 and Q3 interim periods during fiscal 2023, for the year ended September 30, 2023, as well as the Q1, Q2, and Q3 interim periods during fiscal 2024 and in our supplemental cash flow disclosures for the year ended September 30, 2022, each interim and annual period during fiscal 2023 and the Q1, Q2 and Q3 interim periods during fiscal 2024. Additionally, the material weakness could result in material misstatements of our interim or annual consolidated statement of cash flows or supplemental cash flow disclosures that would not be prevented or detected on a timely basis.

The effectiveness of our internal control over financial reporting as of September 30, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Remediation Plan

Our management has taken, and plans to take, actions to remediate the deficiency in our internal control over financial reporting and will implement new processes, procedures and controls designed to address the underlying causes associated with the material weakness.

We are in the process of:

i.	implementing a new cash flow reporting tool which will automate the calculation of the effect of exchange rate changes on cash and cash equivalents, and
ii.	implementing and documenting new processes and controls over the review of our consolidated statement of cash flows.

We believe the measures described above will remediate the material weakness and strengthen our internal control over financial reporting. The material weakness will not be considered remediated until we have completed the design and implementation of the applicable controls and they operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. We are committed to continuing to improve our internal control over financial reporting, and as we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures beyond those remediation measures described above to address control deficiencies, or we may modify certain of the remediation measures described above.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal fourth quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2024, no director nor officer of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K, except:

On September 9, 2024, Jason W. Joseph, our Senior Vice President, General Counsel and Secretary, adopted a Rule 10b5-1 trading arrangement for the period commencing three months from such date and ending on December 31, 2025 for the sale of up to 21,000 shares of common stock of the Company.

Departure of Named Executive Officer

On July 16, 2024, Robin Vacha, the Company’s Senior Vice President, Global Operations, submitted his resignation effective August 16, 2024, and on such effective date, Mr. Vacha ceased to be employed by the Company.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is contained in our definitive proxy statement for our 2025 annual meeting of stockholders to be filed by us within 120 days after the close of our fiscal year, or the 2024 Proxy Statement, under the captions “Proposal No. 1 Election of Directors,” “Other Matters-Delinquent Section 16(a) Reports,” if applicable, “Other Matters-Standards of Conduct,” “Other Matters-Stockholder Proposals and Recommendations for Director” and “Corporate Governance” and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this Item 11 is contained under the captions “Corporate Governance,” “Compensation of Directors” and “Executive Officers” in the 2024 Proxy Statement to be filed by us within 120 days after the close of our fiscal year and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2024 Proxy Statement to be filed by us within 120 days after the close of our fiscal year and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is contained under the captions “Related Party Transactions,” “Corporate Governance” and “Compensation of Directors” in the 2024 Proxy Statement to be filed by us within 120 days after the close of our fiscal year and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this Item 14 is contained under the caption “Independent Auditor Fees and Other Matters” in the 2024 Proxy Statement to be filed by us within 120 days after the close of our fiscal year and is incorporated herein by reference.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)    Financial Statements and Financial Statement Schedules

●	Consolidated Financial Statements of the Company and the related notes are included under Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K.

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

2.04*+

Share Purchase Agreement, dated as of August 8, 2022, by and among Azenta, Inc., Azenta Luxembourg S.á r.l. and B Medical Systems Holding S.A. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on August 10, 2022).

3.01

Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S‑3 (Reg. No. 333‑189582), filed on June 25, 2013).

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

4.01

Specimen Certificate for shares of the Company’s common stock (incorporated herein by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S‑3 (Reg. No. 333‑88320), filed on May 15, 2002).

4.02	Description of Securities.

10.01**	Form of Indemnification Agreement for directors and officers of the Company (incorporated herein by reference to Exhibit 10.02 of the Company’s Annual Report on Form 10-K, filed on November 17, 2017).

10.02**

Offer Letter, dated September 21, 2023, between the Company and Herman Cueto (incorporated herein by reference to Exhibit 10.06 to the Company’s Annual Report on Form 10-K, filed on November 21, 2023).

10.03**	Employment Agreement, dated September 3, 2024, by and between the Company and John Marotta (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 4, 2024)

10.04**	Transition Agreement, dated May 8, 2024, between the Company and Stephen S. Schwartz (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 9, 2024).

10.05**	Form of Non-Competition Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2015).

10.06**	Form of Change in Control Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 9, 2015).

10.07**	2017 Employee Stock Purchase Plan (incorporated herein by reference to 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2017).

10.08**	2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 5, 2015).

10.09**	2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2021).

10.10**

Form of Restricted Stock Unit Award Notice under the 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10‑K, filed on November 17, 2017).

10.11**

Form of Restricted Stock Unit Award Notice under the 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed on November 24, 2021).

10.12**

Non-Employee Director Restricted Stock Unit Deferral Election Form under the 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K, filed on November 17, 2017).

10.13**

Non-Employee Director Restricted Stock Unit Deferral Election Form under the 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed on November 24, 2021).

10.14**	Azenta, Inc. Amended and Restated Deferred Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K, filed on November 17, 2017).

10.15	Cooperation Agreement, by and among the Company and Politan Capital Management LP, Politan Capital Management GP LLC, Politan Capital NY LLC, and Politan Capital Partners GP LLC, dated as of November 1, 2024 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 4, 2024)

19	Azenta, Inc. Insider Trading and Confidentiality of Insider Information Policy

21.01	Subsidiaries of the Company.

23.01	Consent of PricewaterhouseCoopers LLP

31.01	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Azenta Inc. Clawback Policy

101

The following material from the Company’s Annual Report on Form 10‑K, for the year ended September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Stockholders’ Equity; and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded in the iXBRL document.

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

AZENTA, INC.

By:	/S/ JOHN MAROTTA
John Marotta President and Chief Executive Officer

Date: November 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN MAROTTA	Director, President and Chief Executive Officer	November 26, 2024
John Marotta	(Principal Executive Officer)

/S/ HERMAN CUETO	Executive Vice President and	November 26, 2024
Herman Cueto	Chief Financial Officer
(Principal Financial Officer)

/S/ VIOLETTA A. HUGHES	Vice President and	November 26, 2024
Violetta A. Hughes	Chief Accounting Officer
(Principal Accounting Officer)

/S/ FRANK E. CASAL	Director	November 26, 2024
Frank E. Casal

/S/ ROBYN C. DAVIS	Director	November 26, 2024
Robyn C. Davis

/S/ EDWARD P. BOUSA	Director	November 26, 2024
Edward P. Bousa

/S/ ERICA J. MCLAUGHLIN	Director	November 26, 2024
Erica J. McLaughlin

/S/ TINA S. NOVA	Director	November 26, 2024
Tina S. Nova

/S/ DIDIER HIRSCH	Director	November 26, 2024
Didier Hirsch

/S/ MARTIN D. MADAUS	Director	November 26, 2024
Martin D. Madaus

/S/ MICHAEL ROSENBLATT	Director	November 26, 2024
Michael Rosenblatt

/S/ WILLIAM L. CORNOG	Director	November 26, 2024
William L. Cornog

/S/ QUENTIN KOFFEY	Director	November 26, 2024
Quentin Koffey

/S/ ALAN J. MALUS	Director	November 26, 2024
Alan J. Malus