Form 10-Q
period 2024-12-31
Azenta, Inc.
filed 2025-02-10
CIK 933974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2024

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

Registrant’s telephone number, including area code: (888) 229-3682

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, February 3, 2025: common stock, $0.01 par value, and 45,695,591 shares outstanding.

AZENTA, INC.

PAGE NUMBER
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	4
Condensed Consolidated Balance Sheets as of December 31, 2024 and September 30, 2024 (unaudited)	4

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section-27A of the Securities Act of 1933, as amended, or the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking, terminology as “expect,” “estimate,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “likely” or similar statements or variations of such terms. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, margins, costs, operating expenses, tax expenses, capital expenditures, earnings, profitability, product development, demand, acceptance and market share, competitiveness, market opportunities and performance, levels of research and development, the success of our marketing, sales and service efforts, outsourced activities, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customers’ success, our management’s plans and objectives for our current and future operations and business focus, litigation, our ability to retain, hire and integrate skilled personnel, our ability to identify and address increased cybersecurity risks, including as a result of employees continuing to work remotely, the anticipated growth prospects of our business, the expected benefits and other statements relating to our divestitures and acquisitions, the adequacy, effectiveness and success of cost saving plans and our business transformation initiatives, our ability to continue to identify acquisition targets and successfully acquire and integrate desirable products and services and realize expected revenues and revenue synergies, our adoption of newly issued accounting guidance, the levels of customer spending, our dependence on key suppliers or vendors to obtain services for our business on acceptable terms, including the impact of supply chain disruptions, general economic conditions, the impact of inflation, and the sufficiency of financial resources to support future operations and the material weakness in our internal control over financial reporting. Such statements are based on current expectations and involve risks, uncertainties, and other factors which may cause the actual results, our performance or our achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the risk factors which are set forth in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, or the “2024 Annual Report on Form 10-K”, filed with the Securities and Exchange Commission, or “SEC” on November 27, 2024, as updated and/or supplemented in subsequent filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q and are based on information reasonably known to us at such time. We do not undertake any obligation to release revisions to these forward-looking statements, to reflect events or circumstances that occur after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence or effect of anticipated or unanticipated events. Precautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. Any additional precautionary statements made in our 2024 Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q.

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

INDUSTRY AND OTHER DATA

Unless otherwise indicated, information contained in this Quarterly Report on Form 10-Q concerning our industry and the markets in which we operate, including our general expectations, market position and market opportunity, is based on management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. We believe the information from these third-party publications, research, surveys and studies included in this Quarterly Report on Form 10-Q is reliable. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the 2024 Annual Report on Form 10-K and those described in this Quarterly Report on Form 10-Q under “Information Related to Forward-Looking Statements” above and Part II, Item 1A “Risk Factors” below, as updated and/or supplemented in subsequent filings with the SEC. These and other factors could cause our future performance to differ materially from our assumptions and estimates.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AZENTA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	December 31,	September 30,
	2024	2024

Assets
Current assets
Cash and cash equivalents	$377,494	$280,030
Short-term marketable securities	85,951	151,162
Accounts receivable, net of allowance for expected credit losses ($5,182 and $5,349, respectively)	155,038	156,273
Inventories	81,006	78,923
Short-term restricted cash	2,080	2,069
Prepaid expenses and other current assets	72,140	75,456
Current assets held for sale	72,573	88,894
Total current assets	846,282	832,807
Property, plant and equipment, net	149,666	155,622
Long-term marketable securities	27,433	49,454
Long-term deferred tax assets	627	837
Operating lease right-of-use assets	60,460	60,406
Goodwill	672,906	691,409
Intangible assets, net	115,822	125,042
Other assets	9,410	10,670
Noncurrent assets held for sale	158,604	173,794
Total assets	$2,041,210	$2,100,041
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$31,740	$33,344
Deferred revenue	41,018	30,493
Accrued warranty and retrofit costs	4,973	5,213
Accrued compensation and benefits	28,405	27,785
Accrued customer deposits	26,833	22,324
Accrued income taxes payable	6,931	9,266
Accrued expenses and other current liabilities	38,965	46,364
Current liabilities held for sale	23,602	30,050
Total current liabilities	202,467	204,839
Long-term tax reserves	408	398
Long-term deferred tax liabilities	18,668	18,084
Long-term operating lease liabilities	54,341	56,683
Other long-term liabilities	8,229	8,874
Noncurrent liabilities held for sale	38,131	42,196
Total liabilities	322,244	331,074

Stockholders' equity
Preferred stock, $0.01 par value - 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value - 125,000,000 shares authorized, 59,153,757 shares issued and 45,691,888 shares outstanding at December 31, 2024; 59,031,953 shares issued and 45,570,084 shares outstanding at September 30, 2024	592	590
Additional paid-in capital	511,068	505,958
Accumulated other comprehensive loss	(55,237)	(13,464)
Treasury stock, at cost - 13,461,869 shares at December 31, 2024 and September 30, 2024	(200,956)	(200,956)
Retained earnings	1,463,499	1,476,839
Total stockholders' equity	1,718,966	1,768,967
Total liabilities and stockholders' equity	$2,041,210	$2,100,041

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended
	December 31,
	2024	2023
Revenue
Products	$43,827	$43,707
Services	103,683	98,018
Total revenue	147,510	141,725
Cost of revenue
Products	25,334	26,783
Services	53,505	53,199
Total cost of revenue	78,839	79,982
Gross profit	68,671	61,743
Operating expenses
Research and development	6,380	7,313
Selling, general and administrative	73,213	69,889
Restructuring charges	431	786
Total operating expenses	80,024	77,988
Operating loss	(11,353)	(16,245)
Other income
Interest income, net	4,298	9,955
Other income, net	1,203	518
Loss before income taxes	(5,852)	(5,772)
Income tax expense	3,569	1,420
Loss from continuing operations	(9,421)	(7,192)
Loss from discontinued operations, net of tax	(3,919)	(8,532)
Net loss	$(13,340)	$(15,724)
Basic net loss per share:
Loss from continuing operations	$(0.21)	$(0.13)
Loss from discontinued operations, net of tax	(0.09)	(0.15)
Basic net loss per share	$(0.29)	$(0.28)
Diluted net loss per share:
Loss from continuing operations	$(0.21)	$(0.13)
Loss from discontinued operations, net of tax	(0.09)	(0.15)
Diluted net loss per share	$(0.29)	$(0.28)
Weighted average shares used in computing net loss per share:
Basic	45,626	56,709
Diluted	45,626	56,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(In thousands)

	Three Months Ended
	December 31,
	2024	2023
Net loss	$(13,340)	$(15,724)
Other comprehensive income (loss), net of tax
Net investment hedge currency translation adjustment, net of tax effects of $0 and $4,576 for the three months ended December 31, 2024 and 2023, respectively	5,412	(13,368)
Foreign currency translation adjustments	(47,298)	46,494
Changes in unrealized losses on marketable securities, net of tax effects of $0 and $864 for the three months ended December 31, 2024 and 2023, respectively	163	2,524
Actuarial loss on pension plans, net of tax effects of $17 and $2 during the three months ended December 31, 2024 and 2023, respectively	(50)	(8)
Total other comprehensive income (loss), net of tax	(41,773)	35,642
Comprehensive income (loss)	$(55,113)	$19,918

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(13,340)	$(15,724)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,100	21,866
Inventory write-downs and other asset write-offs	1,470	—
Stock-based compensation	5,112	3,202
Amortization and accretion on marketable securities	(541)	(704)
Deferred income taxes	457	(7,317)
(Gain) loss on disposals of property, plant and equipment	(8)	266
Changes in operating assets and liabilities:
Accounts receivable	4,850	2,830
Inventories	(4,646)	4,929
Accounts payable	(2,602)	2,442
Deferred revenue	10,462	(321)
Accrued warranty and retrofit costs	174	(554)
Accrued compensation and tax withholdings	650	(979)
Accrued restructuring costs	(566)	(90)
Other assets and liabilities	11,056	3,910
Net cash provided by operating activities	30,628	13,756
Cash flows from investing activities
Purchases of property, plant and equipment	(8,580)	(11,291)
Purchases of marketable securities	(40,754)	—
Sales and maturities of marketable securities	125,590	110,316
Net cash provided by investing activities	76,256	99,025
Cash flows from financing activities
Payments of finance leases	(215)	(198)
Withholding tax payments on net share settlements on equity awards	—	(2)
Share repurchases	—	(112,953)
Excise tax payment for settled share repurchases	(4,911)	—
Net cash used in financing activities	(5,126)	(113,153)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(8,311)	24,548
Net increase in cash, cash equivalents and restricted cash	93,447	24,176
Cash, cash equivalents and restricted cash, beginning of period	320,990	684,045
Cash, cash equivalents and restricted cash, end of period	$414,437	$708,221
Supplemental disclosures:
Cash paid / (received) for income taxes, net	(6,148)	2,599
Purchases of property, plant and equipment included in accounts payable and accrued expenses	3,249	2,164
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets

	December 31,	September 30,
	2024	2024
Cash and cash equivalents of continuing operations	$377,494	$280,030
Cash included in current assets held for sale	26,544	30,899
Short-term restricted cash	2,080	2,069
Long-term restricted cash included in other assets	8,319	7,992
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$414,437	$320,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(In thousands, except share data)

		Common		Accumulated
	Common	Stock at	Additional	Other
	Stock	Par	Paid-In	Comprehensive	Retained	Treasury	Total
	Shares	Value	Capital	Income (Loss)	Earnings	Stock	Equity

Balance September 30, 2024	59,031,953	$590	$505,958	$(13,464)	$1,476,839	$(200,956)	$1,768,967
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	121,804	2	(2)	—	—	—	—
Stock-based compensation	—	—	5,112	—	—	—	5,112
Net loss	—	—	—	—	(13,340)	—	(13,340)
Net investment hedge currency translation adjustment, net of tax	—	—	—	5,412	—	—	5,412
Foreign currency translation adjustments	—	—	—	(47,298)	—	—	(47,298)
Changes in unrealized losses on marketable securities, net of tax	—	—	—	163	—	—	163
Actuarial loss on pension plans, net of tax	—	—	—	(50)	—	—	(50)
Balance December 31, 2024	59,153,757	$592	$511,068	$(55,237)	$1,463,499	$(200,956)	$1,718,966

Balance September 30, 2023	71,294,247	$713	$1,156,160	$(62,426)	$1,641,009	$(200,956)	$2,534,500
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	144,894	2	(2)	—	—	—	—
Open market repurchases	(2,258,860)	—	—	—	—	(113,956)	(113,956)
Retirement of treasury shares	—	(23)	(113,933)	—	—	113,956	—
Stock-based compensation	—	—	3,202	—	—	—	3,202
Net loss	—	—	—	—	(15,724)	—	(15,724)
Net investment hedge currency translation adjustment, net of tax	—	—	—	(13,368)	—	—	(13,368)
Foreign currency translation adjustments	—	—	—	46,494	—	—	46,494
Changes in unrealized losses on marketable securities, net of tax		—	—	2,524	—	—	2,524
Actuarial loss on pension plans, net of tax	—	—	—	(8)	—	—	(8)
Balance December 31, 2023	69,180,281	$692	$1,045,427	$(26,784)	$1,625,285	$(200,956)	$2,443,664

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Operations

Azenta, Inc. (“Azenta”, or the “Company”) is a leading global provider of biological and chemical compound sample exploration and management solutions for the life sciences industry. The Company entered the life sciences market in 2011, leveraging its in-house precision automation and cryogenics capabilities that it was then applying in the semiconductor manufacturing market. This led the Company to develop and provide solutions for automated ultra-cold storage. Since then, the Company has expanded its life sciences offerings through internal investments and a series of acquisitions. The Company supports its customers from research and clinical development to commercialization with its sample management and automated storage, as well as genomic services expertise to help its customers bring impactful and breakthrough therapies to market faster. The Company understands the importance of sample integrity and offers a broad portfolio of products and services supporting customers at every stage of the life cycle of samples, including procurement, automated storage systems, genomic services and a multitude of sample consumables, informatics and data software, and sample repository services. The Company’s expertise, global footprint, and leadership positions enable it to be a trusted global partner to pharmaceutical, biotechnology, and life sciences research institutions.

Discontinued Operations

During the first quarter of fiscal year 2025, following approval by the Board of Directors of the Company, the Company publicly announced its plan to sell the B Medical Systems business. The B Medical Systems business operates as a separate business unit within the Company and operated as its own operating and reportable segment called the B Medical Systems segment focused on the manufacturing and distribution of temperature-controlled storage and transportation solutions in international markets to governments, health institutions, and non-government organizations.

The Company determined that the B Medical Systems segment met the “held for sale” criteria and “discontinued operations” criteria in accordance with Financial Accounting Standard Boards (“FASB”) Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements (“FASB ASC 205”) as of November 12, 2024. Results related to the B Medical Systems segment are included within discontinued operations. Please refer to Note 3, Discontinued Operations for further information about the discontinued business. The Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations, as well as the notes to the Condensed Consolidated Financial Statements, have been reclassified for all periods presented to reflect the discontinuation of the B Medical Systems segment in accordance with FASB ASC 205. The discussion in the notes to these Condensed Consolidated Financial Statements, unless otherwise stated, relate solely to the Company’s continuing operations.

Also included in discontinued operations is a loss contingency related to the Company's sale of the semiconductor automation business in February 2022. The Company accrued a liability for the loss contingency and had $1.7 million remaining in the balance of the accrued liability as of December 31, 2024.

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

The accompanying year-end balance sheet as of September 30, 2024 was derived from audited, consolidated financial statements but does not include all disclosures required by GAAP. The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the audited, consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented.

Certain information and disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024 and filed with the U.S. Securities and Exchange Commission (“SEC”) on November 27, 2024 (the “2024 Annual Report on Form 10-K”).

Revisions to Previously Issued Financial Statements and Financial Information

As previously disclosed in the 2024 Annual Report on Form 10-K, in connection with the preparation of its fiscal year 2024 financial statements, the Company identified classification errors in its Condensed Consolidated Statement of Cash Flows for the year ended  September 30, 2023 and the Condensed Consolidated Statements of Cash Flows for the interim periods ended  March 31, 2023,   June 30, 2023,  December 31, 2023,  March 31, 2024, and  June 30, 2024. Specifically, the Company’s historical classification of the effects of exchange rate changes on the Company’s foreign denominated cash and cash equivalent balances was misclassified between the effects of exchange rate changes on cash and cash equivalents and cash flows from operating activities in its Consolidated Statement of Cash Flows for the year ended  September 30, 2023 and its Condensed Consolidated Statements of Cash Flows for the interim periods ended  June 30, 2023,  December 31, 2023,  March 31, 2024, and  June 30, 2024. Additionally, the Company corrected for immaterial classification errors in between cash flows from operating activities, investing activities and financing activities, and supplemental disclosures for all revised periods. The Company's Condensed Consolidated Statements of Cash Flows for the interim periods ended  March 31, 2023,   June 30, 2023,  December 31, 2023,  March 31, 2024, and  June 30, 2024 have been revised and disclosed in Note 21, Revision of Previously Issued Unaudited Quarterly Information, in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2024 Annual Report on Form 10-K.

The effect on the Condensed Consolidated Statement of Cash Flows for the interim period ended December 31, 2023 is as follows (in thousands):

	Three months ended December 31, 2023
	As Reported	Adjustments	As Revised
Cash flows from operating activities
Inventories	$4,542	$387	$4,929
Accounts payable	3,457	(1,015)	2,442
Other assets and liabilities	15,957	(12,047)	3,910
Net cash provided by operating activities	$26,431	$(12,675)	$13,756

Cash flows from investing activities
Purchase of property, plant and equipment	$(11,919)	$628	$(11,291)
Net cash provided by investing activities	$98,397	$628	$99,025

Effects of exchange rate changes on cash and cash equivalents	$12,501	$12,047	$24,548

Supplemental disclosures:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$—	$2,164	$2,164

The Company assessed the effect of the errors on prior periods under the guidance of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality,” codified in ASC 250, Accounting Changes and Error Corrections. Based on its assessment, the Company determined that the error correction is not material to any previously issued financial statements. The correction has no impact on the Company's previously reported consolidated net income, financial position, net change in cash, cash equivalents, and restricted cash, or total cash, cash equivalents, and restricted cash as previously reported on the Company's Consolidated Statements of Cash Flows.

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

Foreign Currency Translation

Certain transactions of the Company and its subsidiaries are denominated in currencies other than their functional currency. Foreign currency exchange gains (losses) generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other income” in the Condensed Consolidated Statements of Operations. Net foreign currency transaction and remeasurement gains were$0.5 million and losses were $0.5 million for the three months ended December 31, 2024 and 2023, respectively.

Recently Issued Accounting Pronouncements

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU is intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This update is effective for annual periods beginning after  December 15, 2024, though early adoption is permitted. The Company does not expect the adoption of this standard to impact its disclosures until fiscal year 2026.

In March 2024, the SEC issued final rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. Effective fiscal year 2026, the Company is required to disclose climate-related risks that are reasonably likely to have a material impact on the Company’s business strategy, results of operations, or financial condition. Additionally, the Company will be required to disclose the effects of severe weather events and other natural conditions within the notes to the financial statements, subject to certain materiality thresholds. Effective fiscal year 2027, required disclosures will also include disclosure of material direct greenhouse gas emissions from operations owned or controlled (Scope 1) and material indirect greenhouse gas emissions from purchased energy consumed in owned or controlled operations (Scope 2). In April 2024, the SEC issued an order voluntarily staying the effectiveness of the new rules pending the completion of judicial review of certain legal challenges to their validity. The Company, assuming adoption of the rules, is currently evaluating the impact of these rules and monitoring the status of the related litigation and SEC’s stay, which remains in effect as of December 31, 2024.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses. The ASU requires companies to disaggregate operating expenses into specific categories such as employee compensation, depreciation, and intangible asset amortization, by relevant expense caption on the statement of operations. This update is effective for annual periods beginning after December 15, 2026, though early adoption is permitted. The Company is currently evaluating the standard to determine the impact of adoption on its consolidated financial statements and disclosures.

Other

For further information regarding the Company’s significant accounting policies, please refer to Note 2, Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2024 Annual Report on Form 10-K. There were no material changes to the Company’s critical accounting policies during the three months ended December 31, 2024.

3. Discontinued Operations

Plan to Sell B Medical Systems Business

During the first quarter of fiscal year 2025, following approval by the Board of Directors of the Company, the Company publicly announced its plan to sell the B Medical Systems business. The B Medical Systems business operates as a separate business unit within the Company and operated as its own operating and reportable segment called the B Medical Systems segment focused on the manufacturing and distribution of temperature-controlled storage and transportation solutions in international markets to governments, health institutions, and non-government organizations. This action is intended to simplify the Company's portfolio and allow management to focus on driving revenue growth and profitability in its core businesses. The decision followed work by the Board of Directors to evaluate strategic, operational and financial opportunities to maximize stockholder value. The Company anticipates entering into a definitive agreement to sell its B Medical Systems business by November 2025.

The Company determined that the B Medical Systems segment met the “held for sale” criteria and “discontinued operations” criteria in accordance with FASB ASC 205 as of November 12, 2024. Results related to the B Medical Systems segment are included within discontinued operations. The Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations, and the notes to the Condensed Consolidated Financial Statements, were retroactively reclassified for all periods presented to reflect the discontinuation of the B Medical Systems segment in accordance with FASB ASC 205.

The following table presents the financial results of the B Medical Systems segment, included within discontinued operations (in thousands):

	Three Months Ended December 31,
	2024	2023
Revenue
Products	$14,288	$9,686
Services	3,303	2,906
Total revenue	17,591	12,592
Cost of revenue
Products	11,422	10,056
Services	3,306	2,768
Total cost of revenue	14,728	12,824
Gross profit	2,863	(232)
Operating expenses
Research and development	1,635	1,180
Selling, general and administrative	6,187	8,687
Restructuring charges	314	334
Total operating expenses	8,136	10,201
Operating loss	(5,273)	(10,433)
Interest income, net	5	127
Other income, net	530	164
Loss before income taxes	(4,738)	(10,142)
Income tax benefit	(819)	(1,610)
Loss from discontinued operations, net of tax	$(3,919)	$(8,532)

The following table presents the significant non-cash items and capital expenditures for the discontinued operations with respect to the B Medical Systems segment that are included in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended December 31,
	2024	2023
Depreciation and amortization	$3,846	$7,219
Capital expenditures	757	1,246

The carrying value of the assets and liabilities of the discontinued operations with respect to the B Medical Systems segment reflected as “held for sale” on the Condensed Consolidated Balance Sheets as of December 31, 2024 and September 30, 2024 was as follows (in thousands):

	December 31, 2024	September 30, 2024
Assets
Cash and cash equivalents	$26,544	$30,899
Accounts receivable, net	8,010	16,438
Inventories	33,361	36,333
Prepaid expenses and other current assets	4,658	5,224
Current assets held for sale	$72,573	$88,894

Property, plant and equipment, net	$43,681	$47,032
Intangibles, net	111,569	122,988
Other assets	3,354	3,774
Noncurrent assets held for sale	$158,604	$173,794

Liabilities
Accounts payable	$9,148	$11,089
Deferred revenue	598	1,485
Accrued warranty and retrofit costs	4,764	4,916
Accrued compensation and benefits	2,303	2,929
Accrued income taxes	1,840	4,012
Accrued expenses and other current liabilities	4,949	5,619
Current liabilities held for sale	$23,602	$30,050

Long-term deferred tax liabilities	32,802	36,093
Long-term operating lease liabilities	1,993	2,109
Other long-term liabilities	3,336	3,994
Noncurrent liabilities held for sale	$38,131	$42,196

Disposition of Semiconductor Business

On February 1, 2022, the Company completed the sale of the semiconductor automation business for $2.9 billion in cash to Thomas H. Lee Partners, L.P. On July 1, 2019, the Company completed the sale of the semiconductor cryogenics business for $659.8 million to Edwards Vacuum LLC (a member of the Atlas Copco Group) (“Edwards”). Both the semiconductor automation business and the semiconductor cryogenics business are considered discontinued operations. The Company still may have certain indemnification obligations pursuant to claims made under the definitive agreement it entered into with Edwards in connection with the Company’s sale of its semiconductor cryogenics business in the fourth quarter of fiscal year 2018. In the third quarter of fiscal year 2020, Edwards asserted claims for indemnification under the definitive agreement relating to alleged breaches of representations and warranties relating to customer warranty claims and inventory (the “2020 Claim”). In addition, in January 2023, Edwards filed a lawsuit against the Company in the Supreme Court of the State of New York in the County of New York seeking indemnification from the Company under such definitive agreement for $1.0 million and other related damages, including interest and attorney’s fees, arising from a third-party claim that was included as part of their initial claims (the “2023 Claim”).

In April 2023, the Company responded to and filed a counterclaim against Edwards for the 2023 Claim alleging breach of the definitive agreements by Edwards and seeking a declaratory judgment. During the third quarter of fiscal year 2023, the Company and Edwards entered into a settlement agreement related to the 2023 Claim to avoid the costs and uncertainties of potential litigation. Under the settlement agreement, the Company paid Edwards $0.8 million from one of the indemnification escrows established at closing of the sale in return for the release of the 2023 Claim and the release to the Company of $1.0 million from a separate indemnification escrow. The Company accrued a liability of $2.5 million for the 2020 Claim and 2023 Claim of which $0.8 million was paid during the third quarter of fiscal year 2023. The 2020 Claim remains outstanding and $1.7 million remains in the balance of the accrued liability as of  December 31, 2024.

The Company had been informed that Edwards sought recovery for the 2020 Claim from the representation and warranty insurance Edwards obtained in connection with the closing of the sale of the semiconductor cryogenics business. During the first quarter of fiscal year 2025, the Company was further informed that Edwards agreed to a payment under such insurance for claimed amounts in excess of the applicable indemnification deductibles established under the definitive agreement, but less than the total of claimed amounts submitted for recovery. Although management believes that any indemnifiable losses in excess of the applicable deductibles established in the definitive agreement would be covered by such insurance, Edwards is seeking recovery from the Company for claimed amounts purportedly not covered, or inadequately covered, by such insurance (the “Claim for Uncovered Amounts”). The Company cannot determine the probability of any losses or outcome of the Claim for Uncovered Amounts including the amount of any indemnifiable losses, if any, resulting from this claim. The Company, however, does not believe that this claim will have a material adverse effect on its consolidated financial position or results of operations, in each case, for continuing operations. Any potential expense incurred by the Company for these claims would be reflected in discontinued operations.

In the event of unexpected subsequent developments and given the inherent unpredictability of these matters, there can be no assurance that the Company’s assessment of these claims will reflect the ultimate outcome, and an adverse outcome in these matters could, from time to time, have a material adverse effect on the Company’s consolidated financial position or results of operations in particular quarterly or annual periods.

4. Marketable Securities

The Company had sales and maturities of marketable securities of $125.6 million and $110.3 million in the three months ended December 31, 2024 and 2023, respectively. There were immaterial realized gains in the three months ended  December 31, 2024 and 2023 on sales and maturities of marketable securities.

The following is a summary of the amortized cost and the fair value, including accrued interest receivable as well as unrealized gains (losses) on the short-term and long-term marketable securities as of December 31, 2024 and  September 30, 2024 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
December 31, 2024:
U.S. Treasury securities and obligations of U.S. government agencies	$68,189	$(83)	$9	$68,115
Bank certificates of deposit	2,229	(6)	—	2,223
Corporate securities	42,634	(116)	—	42,518
Municipal securities	528	—	—	528
	$113,580	$(205)	$9	$113,384
September 30, 2024:
U.S. Treasury securities and obligations of U.S. government agencies	$118,159	$(119)	$51	$118,091
Bank certificates of deposit	5,212	(13)	1	5,200
Corporate securities	77,580	(255)	—	77,325
	$200,951	$(387)	$52	$200,616

The amortized cost and fair value of the marketable securities by contractual maturities as of December 31, 2024 are presented below (in thousands):

	Amortized
	Cost	Fair Value
Due in one year or less	$86,122	$85,951
Due after one year through five years	23,880	23,855
Due after ten years	3,578	3,578
Total marketable securities	$113,580	$113,384

Expected maturities could differ from contractual maturities because the security issuers may have the right to prepay obligations without prepayment penalties.

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. The Company does not believe any unrealized losses represent impairments based on the evaluation of the available evidence.

5. Derivative Instruments

The Company has transactions and balances denominated in currencies other than the functional currency of the transacting entity. Most of these transactions carry foreign exchange risk in Germany, the United Kingdom and China. The Company enters into foreign exchange contracts to reduce its exposure to currency fluctuations. Net gains and losses related to foreign exchange contracts are recorded as a component of “Other income, net” in the Condensed Consolidated Statements of Operations and were as follows for the three months ended December 31, 2024 and 2023 (in thousands):

	Three Months Ended
	December 31,
	2024	2023
Realized gains (losses) on derivatives not designated as hedging instruments	$1,195	$(1,239)

The notional amounts of the Company’s derivative instruments as of December 31, 2024 and  September 30, 2024 were as follows (in thousands):

		December 31,	September 30,
	Hedge Designation	2024	2024

Cross-currency swap	Net Investment Hedge	$75,978	$75,978
Foreign exchange contracts	Undesignated	36,573	60,101

The fair values of the foreign exchange contracts are recorded in the Condensed Consolidated Balance Sheets as “Prepaid expenses and other current assets” and “Accrued expenses and other current liabilities”. Foreign exchange contract assets and liabilities are measured and reported at fair value based on observable market inputs and classified within Level 2 of the fair value hierarchy described further in Note 2, Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2024 Annual Report on Form 10-K and in Note 12, Fair Value Measurements below due to a lack of an active market for these contracts.

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

On February 1, 2024, the Company entered into a cross-currency swap agreement to hedge the variability of exchange rate impacts between the U.S. dollar and the Euro. Under the terms of the cross-currency swap agreement, the Company notionally exchanged $76.0 million for €70.0 million at a weighted average interest rate of 1.44%. The Company designated the cross-currency swap as a hedge of net investments against one of its Euro denominated subsidiaries, which requires an exchange of the notional amounts at maturity on February 3, 2025.

Following the three months ended on  December 31, 2024, at the maturity of the cross currency-swap on February 3, 2025, the Company delivered a notional amount of €70.0 million and received a notional amount of $73.0 million at a Euro to U.S. dollar exchange rate of 1.0419, which included a gain of $3.0 million.

On February 3, 2025, the Company also entered into another cross-currency swap agreement to hedge the variability of exchange rate impacts between the U.S. dollar and the Euro. Under the terms of the cross-currency swap agreement, the Company notionally exchanged $260.0 million for €250.0 million at a weighted average interest rate of 1.80%. The Company designated the cross-currency swap as a hedge of net investments against one of its Euro denominated subsidiaries, which requires an exchange of the notional amounts at maturity on February 2, 2026.

The cross-currency swaps were recorded as a derivative asset within “Prepaid expenses and other current assets” as of December 31, 2024 in the Condensed Consolidated Balance Sheets and a derivative liability within “Accrued expenses and other current liabilities” as of  September 30, 2024 in the Condensed Consolidated Balance Sheets.

The cross-currency swap is marked to market at each reporting period, representing the fair value of the cross-currency swap, any changes in fair value are recognized as a component of “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. The cross-currency swap is classified within Level 2 of the fair value hierarchy, described in Note 2, Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2024 Annual Report on Form 10-K and in Note 12, Fair Value Measurements below.

Interest earned on the cross-currency swap is recorded within “Interest income, net” in the Condensed Consolidated Statements of Operations. For the three months ended December 31, 2024 and 2023, the Company recorded interest income of $0.3 million and $1.8 million, respectively, on these instruments.

6. Goodwill and Intangible Assets

The Company conducts an impairment assessment annually on April 1, or more frequently if impairment indicators are present. Changes to the Company’s operating segments effective October 1, 2023 resulted in a change to the Company’s reporting units, which are aligned to the Company’s operating and reportable segments (as further described below in Note 15, Segment and Geographic Information).

The following table sets forth the changes in the carrying amount of goodwill by operating and reportable segment since September 30, 2024 (in thousands).

	Sample
	Management
	Solutions	Multiomics	Total
Balance - October 1, 2024	$494,649	$196,760	$691,409
Currency translation adjustments	(18,503)	—	(18,503)
Balance - December 31, 2024	$476,146	$196,760	$672,906

The components of the Company’s identifiable intangible assets as of December 31, 2024 and  September 30, 2024 are as follows (in thousands):

	December 31, 2024			September 30, 2024
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Patents	$1,220	$1,220	$—	$1,227	$1,227	$—
Completed technology	106,665	56,034	50,631	109,949	55,191	54,758
Trademarks and trade names	705	214	491	726	195	531
Customer relationships	243,930	179,230	64,700	248,036	178,283	69,753
Total	$352,520	$236,698	$115,822	$359,938	$234,896	$125,042

Amortization expenses for intangible assets were $6.1 million and $7.2 million, respectively, for the three months ended December 31, 2024 and 2023.

Estimated future amortization expense for the intangible assets for the remainder of fiscal year 2025 and the subsequent five fiscal years are as follows (in thousands):

Remainder of fiscal year 2025	$18,243
2026	21,697
2027	17,290
2028	14,459
2029	11,854
2030	10,336

7. Restructuring

2024 Restructuring Plan

In the second quarter of fiscal year 2024, the Company launched initiatives designed to optimize resources for future growth and improve efficiency across its organization. The focus of the initiatives is to improve the Company’s profitability, which includes facilities consolidation, portfolio optimization, and organization structure simplification. The Company expects to complete the activities included in these initiatives by the end of fiscal year 2026. As of the date of issuance of the accompanying Condensed Consolidated Financial Statements, the Company has not identified restructuring actions related to these initiatives that will result in additional material charges. The Company expects to identify additional actions as it further refines its plan, and the related initiatives in future periods will be recorded when specified criteria are met, including but not limited to, communication of benefit arrangements or when the costs have been incurred.

The majority of the restructuring expenses associated with the initiatives described above for the three months ended December 31, 2024 are severance and other related costs. Of the total restructuring expenses in the three months ended December 31, 2024, $0.2 million is related to the SMS segment, $0.1 million is related to the Multiomics segment, and $0.1 million is related to Corporate.

2023 Cost Savings Plans

In the second and third quarters of fiscal year 2023, the Company announced cost savings plans designed to position the Company to meet the needs of its customers and accelerate growth of the business. The cost savings plans were completed and costs from the actions were fully realized by the end of the first quarter of fiscal year 2024.

The restructuring expenses associated with the 2023 cost savings plans for the three months ended December 31, 2023 are severance and related costs.

The following table presents restructuring charges recognized for the three months ended December 31, 2024 and 2023 (in thousands):

	Three Months Ended December 31,
	2024	2023
Severance and related costs	$320	$786
Other	111	—
Total restructuring charges	$431	$786

The following table presents activity in the severance and related costs accruals for the three months ended December 31, 2024 and 2023 (in thousands):

	Three Months Ended December 31,
	2024	2023
Balance at beginning of period	$755	$665
Provisions	320	786
Payments	(858)	(696)
Balance at end of period	$217	$755

8. Supplementary Balance Sheet Information

Inventories

The following is a summary of inventories at December 31, 2024 and  September 30, 2024 (in thousands):

	December 31,	September 30,
	2024	2024

Raw materials and purchased parts	$39,916	$34,134
Work-in-process	7,585	8,402
Finished goods	33,505	36,387
Total inventories	$81,006	$78,923

Inventory reserves were $7.2 million and $6.1 million, respectively, at December 31, 2024 and  September 30, 2024.

Warranty and Retrofit Costs

The following is a summary of product and warranty retrofit activity for the three months ended December 31, 2024 and 2023 (in thousands):

	Three Months Ended December 31,
	2024	2023

Balance at beginning of period	$5,213	$3,974
Accruals for warranties during the period	187	903
Costs incurred during the period	(427)	(320)
Balance at end of period	$4,973	$4,557

9. Stockholders’ Equity

Share Repurchases

On  November 4, 2022, the Company's Board of Directors approved an authorization to repurchase up to $1.5 billion of the Company's common stock (the “2022 Repurchase Authorization”). During the three months ended December 31, 2023, the Company repurchased 2.3 million shares of common stock for $112.9 million (excluding fees, commissions, and excise tax) under this authorization. As of  September 30, 2024, the Company had repurchased and retired 30.0 million shares of common stock for the full $1.5 billion approved under the 2022 Repurchase Authorization. All shares repurchased under the 2022 Repurchase Authorization were retired, accounted for as a reduction to stockholders’ equity in the Condensed Consolidated Balance Sheets and treated as a repurchase of common stock for purposes of calculating earnings per share as of the applicable settlement dates. No additional repurchase authorization has been approved and as such there were no shares repurchased during the three months ended December 31, 2024.

Effective  January 1, 2023, all corporate share repurchases are subject to a one percent excise tax on the value of the repurchase, net of share issuances, subject to certain exclusions. The excise tax was part of The Inflation Reduction Act passed by the U.S. government in 2022. The Company's accrual for excise tax related to share repurchases is considered an additional cost of the share repurchases and a reduction to stockholders’ equity in the Condensed Consolidated Balance Sheets. During the three months ended December 31, 2024, the Company made an excise tax payment of $4.9 million, reducing the excise tax accrual to $6.5 million as of December 31, 2024.

Accumulated Other Comprehensive Income (Loss)

The following is a summary of the components of accumulated other comprehensive income (loss), net of tax for the three months ended December 31, 2024 and 2023 (in thousands):

		Unrealized
		Gains (Losses)
		on Available-		Pension
	Currency	for-Sale	Gains (Losses)	Liability
	Translation	Securities	on Derivative	Adjustments
	Adjustments	Net of tax	Net of tax	Net of tax	Total
Balance at September 30, 2023	$(88,448)	$(5,135)	$31,487	$(330)	$(62,426)
Other comprehensive income (loss) before reclassifications	46,494	2,524	(13,368)	(35)	35,615
Amounts reclassified from accumulated other comprehensive loss	—	—	—	27	27
Balance at December 31, 2023	$(41,954)	$(2,611)	$18,119	$(338)	$(26,784)

		Unrealized
		Gains (Losses)
		on Available-		Pension
	Currency	for-Sale	Gains (Losses)	Liability
	Translation	Securities	on Derivative	Adjustments
	Adjustments	Net of tax	Net of tax	Net of tax	Total
Balance at September 30, 2024	$(34,170)	$(263)	$21,468	$(499)	$(13,464)
Other comprehensive income (loss) before reclassifications	(47,298)	163	5,412	(68)	(41,791)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	18	18
Balance at December 31, 2024	$(81,468)	$(100)	$26,880	$(549)	$(55,237)

As described in Note 2, Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2024 Annual Report on Form 10-K, unrealized gains (losses) on available-for-sale marketable securities are reclassified from “Accumulated other comprehensive income (loss)” into results of operations at the time of the securities’ sale, gains (losses) on derivative are the effective portions of changes in the fair value of the net investment hedges which are recorded in “Accumulated other comprehensive income (loss)”, and amounts reclassified from “Accumulated other comprehensive income (loss)” related to pension liability adjustments represent amortization of actuarial gains and losses.

10. Revenue from Contracts with Customers

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers in a manner that depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following is revenue by significant business line for the three months ended December 31, 2024 and 2023 (in thousands):

	Three months ended December 31,
	2024	2023
Significant Business Line
Multiomics	$66,297	$62,720
Core Products (1)	49,699	48,886
Sample Repository Services	31,514	30,119
Total revenue	$147,510	$141,725

(1) Core Products are Automated Stores, Cryogenic Systems, Automated Sample Tube, Consumables and Instruments and Controlled Rate Thawing Devices.

Contract Balances

Accounts Receivable, Net. Accounts receivable represent rights to consideration in exchange for products or services that have been transferred by the Company, when payment is unconditional and only the passage of time is required before payment is due. Accounts receivable do not bear interest and are recorded at the invoiced amount. The Company maintains an allowance for expected credit losses representing its best estimate of probable credit losses related to its existing accounts receivable and their net realizable value. The Company determines the allowance for expected credit losses based on a number of factors, including an evaluation of customer credit worthiness, the age of the outstanding receivables, economic trends, historical experience, and other information through the payment periods. Accounts receivable, net were $155.0 million and $156.3 million at December 31, 2024 and September 30, 2024, respectively.

Contract Assets. Contract assets represent rights to consideration in exchange for products or services that have been transferred by the Company and payment is conditional on something other than the passage of time. These amounts typically relate to contracts where the right to invoice the customer is not present until completion of the contract or the achievement of specified milestones and the value of the products or services transferred exceed this constraint. Contract assets are classified as current as they are expected to convert to cash within one year. Contract asset balances which are included within “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheet, were $34.3 million and $28.9 million at December 31, 2024 and  September 30, 2024, respectively. Revenue of $9.2 million recognized during the three months ended  December 31, 2024 and $9.1 million recognized during the three months ended December 31, 2023 contributed to the contract asset balances at December 31, 2024 and September 30, 2024.

Contract Liabilities. Contract liabilities represent the Company’s obligation to transfer products or services to a customer for which consideration has been received, or for which an amount of consideration is due from the customer. Contract assets and liabilities are reported on a net basis at the contract level, depending on the contract’s position at the end of each reporting period. Contract liabilities are included within “Deferred revenue” in the Condensed Consolidated Balance Sheet. Contract liabilities were $41.8 million and $30.5 million at December 31, 2024 and  September 30, 2024, respectively. The Company recognized revenues of $14.4 million and $21.6 million in the three months ended December 31, 2024 and 2023, respectively, that were included in the contract liability balance at the beginning of each period.

Remaining Performance Obligations. Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year and for which fulfillment of the contract has started as of the end of the reporting period. The aggregate amount of transaction consideration allocated to remaining performance obligations as of December 31, 2024 was $84.6 million. The following table summarizes when the Company expects to recognize the remaining performance obligations as revenue; the Company will recognize revenue associated with these performance obligations as transfer of control occurs (in thousands):

	As of December 31, 2024
	Less than 1 Year	Greater than 1 Year	Total
Remaining performance obligations	$54,503	$30,053	$84,556

11. Stock-Based Compensation

In accordance with the Company's 2020 Equity Incentive Plan, the Company may issue to eligible employees options to purchase shares of the Company’s common stock, restricted stock units and other equity incentives, which vest upon the satisfaction of a performance condition and/or a service condition. In addition, the Company issues common stock to participating employees pursuant to an employee stock purchase plan, and may issue common stock awards and deferred restricted stock units to members of its Board of Directors in accordance with its Board of Director compensation program.

2020 Equity Incentive Plan

The following table reflects the total stock-based compensation expense for continuing operations recorded during the three months ended December 31, 2024 and 2023 (in thousands):

	Three Months Ended December 31,
	2024	2023
Restricted stock units	$4,615	$2,649
Employee stock purchase plan	257	352
Total stock-based compensation expense	$4,872	$3,001

The Company recorded $0.2 million of stock-based compensation expense for discontinued operations during each of the three months ended December 31, 2024 and 2023.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the three months ended December 31, 2024:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding as of September 30, 2024	764,111	$59.65
Granted	519,862	$47.14
Vested	(121,804)	$61.96
Forfeited	(59,923)	$94.75
Outstanding as of December 31, 2024	1,102,246	$51.21

Awards vested during the three months ended December 31, 2024 per the table above include 9,209 shares from discontinued operations. The fair value of restricted stock units vested during the three months ended December 31, 2024 and 2023 was $4.7 million and $7.2 million, respectively, for continuing operations.

As of December 31, 2024, the future unrecognized stock-based compensation expense related to restricted stock units for continuing operations expected to vest is $34.8 million and is expected to be recognized over an estimated weighted average amortization period of 1.9 years.

Restricted stock units granted with performance goals may also have a required service period following the achievement of all or a portion of the performance goals. The following table reflects restricted stock units granted during the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31,
	2024	2023
Time-based restricted stock units	364,173	199,316
Performance-based restricted stock units	155,689	388,532
Total units	519,862	587,848

Restricted stock units granted during the three months ended December 31, 2023 per the table above include 31,475 units for discontinued operations. All restricted stock units granted during the three months ended December 31, 2024 per the table above are for continuing operations.

Time-Based Restricted Stock Unit Grants

Restricted stock units granted with a required service period typically have three-year vesting schedules in which one-third of awards vest at each annual anniversary of grant date, subject to the award holders meeting service requirements.

Performance-Based Restricted Stock Unit Grants

Performance-based restricted stock units are earned based on the achievement of performance criteria established by the Human Resources and Compensation Committee and approved by the Company's Board of Directors. The criteria for performance-based awards are weighted and have threshold, target, and maximum performance goals.

Performance-based restricted stock unit awards granted allow participants to earn 100% of restricted stock units if the Company’s performance meets or exceeds its target goal for each applicable financial metric, and up to a maximum of 200% if the Company’s performance for such metrics meets or exceeds the maximum or stretch goal. Performance below the minimum threshold for each financial metric results in award forfeiture. Performance goals are measured over a three-year period for each year’s restricted stock unit awards and at the end of the period to determine the number of restricted stock units earned, if any, by recipients who continue to meet the service requirement. Upon the third anniversary of each year’s restricted stock unit awards’ grant date, the Company’s Board of Directors approves the number of restricted stock units earned for participants who continue to meet the service requirements on the vesting date. For restricted stock unit awards that include vesting based on performance conditions, the fair values are estimated based on the intrinsic values of the awards at the grant date.

In November 2024, the Company issued restricted stock unit awards with vesting based on market conditions, which will vest based on achievement of the Company's relative total shareholder return against the defined peer group over a three-year period. The fair values for those grants that include vesting based on market conditions are estimated using the Monte Carlo simulation model. The key assumptions used in the Monte Carlo simulation included (i) the expected volatility based on the three-year daily historical volatility as measured on the grant date, (ii) risk-free interest rate based on U.S. Treasury constant maturities yields as of the grant date, (iii) correlation assumption based on daily share price changes over three years between the Company and the peer companies measured on the grant date, and (iv) no expected dividend yield.

In October 2023, the Company’s Board of Directors approved an amendment to the performance goals associated with the previously issued performance-based restricted stock units for all impacted employees, excluding members of the executive team. The performance goals, as amended, are more reflective of the current macroeconomic environment and consideration toward employee retention in the competitive life sciences industry. Before the amendment, the original performance goals were not expected to be satisfied. Subsequent to the amendment, vesting became probable based on the forecasted achievement of the amended performance goals. The amendment of these restricted stock units is treated as a modification with the total potential maximum compensation cost of $3.8 million recognized over the service period through November 2025. The Company recorded expense of $0.6 million in the three months ended December 31, 2024 related to the modified awards.

12. Fair Value Measurements

See Note 2, Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2024 Annual Report on Form 10-K for information on the fair value hierarchy and the level of inputs used by the Company in determining fair value.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured and recorded at fair value on a recurring basis in the Condensed Consolidated Balance Sheets as of December 31, 2024 and  September 30, 2024 (in thousands):

	As of December 31, 2024
Description	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$207,170	$200,395	$6,775	$—
Available-for-sale securities	113,384	14,999	98,385	—
Investment in equity securities	2,100	—	—	2,100
Foreign exchange contracts	35	—	35	—
Net investment hedge	3,497	—	3,497	—
Total assets	$326,186	$215,394	$108,692	$2,100
Liabilities:
Foreign exchange contracts	122	—	122	—
Total liabilities	$122	$—	$122	$—

	As of September 30, 2024
Description	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$157,990	$157,990	$—	$—
Available-for-sale securities	198,616	37,584	161,032	—
Convertible debt securities	2,000	—	—	2,000
Foreign exchange contracts	9	—	9	—
Total assets	$358,615	$195,574	$161,041	$2,000
Liabilities:
Net investment hedge	1,915	—	1,915	—
Foreign exchange contracts	213	$—	$213	$—
Total liabilities	$2,128	$—	$2,128	$—

Cash Equivalents

The Company considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents primarily consist of money market funds and U.S. government backed securities with a maturity of three months or less. They are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. The fair values of these investments approximate their carrying values. Investments classified as Level 2 consist of debt securities valued using matrix pricing benchmarking because they are not actively traded and bank certificates of deposit with a maturity of three months or less. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.

Available-For-Sale Securities

Available-for-sale securities primarily consist of highly rated corporate debt securities, and U.S. government backed securities, which are classified as Level 1. Investments classified as Level 2 consist of debt securities that are valued using matrix pricing and benchmarking because they are not actively traded, and bank certificates of deposit.

Convertible Debt Securities and Investment in Equity Securities

In the third quarter of fiscal year 2024, the Company purchased $2.0 million principal amount of convertible notes issued by a private company. The Company accounted for the investment in convertible notes at fair value with changes in fair value recognized in the income statement. As of the conversion date, the fair value of the convertible notes was $2.1 million.

During the first quarter of fiscal year 2025, the Company converted the convertible notes into 420,000 shares of preferred stock of the private company. The conversion did not result in the recognition of additional gain or loss on the convertible notes. The shares of preferred stock are equity securities and within the scope of ASC 321, Investments - Equity Securities. The Company elected the measurement alternative for its investment in the shares of preferred stock of the private company because the shares of preferred stock do not have a readily determinable fair value. As of December 31, 2024, the carrying value of the investment in the shares of preferred stock of the private company was $2.1 million and is included in “Other assets” on the Condensed Consolidated Balance Sheets. The Company performs a qualitative assessment of whether the investment is impaired at each reporting date and will reduce the carrying value accordingly when an impairment is identified. The fair value determination is based on unobservable inputs (Level 3 on the fair value hierarchy) which were based on the best information available in the circumstance, including transaction pricing, recent acquisition, and market participant assumptions. The unobservable inputs used in the determination of the fair value of assets classified as Level 3 have an inherent measurement uncertainty that if changed could result in higher or lower fair value measurements of the assets as of the reporting date.

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

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months ended December 31, 2024 and 2023, the Company did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

13. Income Taxes

The Company recorded an income tax benefit of $3.6 million during the three months ended December 31, 2024. The tax benefit for the three months ended December 31, 2024 was primarily driven by the profits in foreign jurisdictions and current state income taxes in jurisdictions where the Company does not have a net operating loss carryover. Additionally, tax expense is generated on a global loss because the U.S. tax loss is not being benefited due to a valuation allowance against U.S. deferred tax assets.

The Company recorded an income tax expense of $1.4 million during the three months ended December 31, 2023. The tax expense for the three months ended  December 31, 2023 was primarily driven by the pre-tax income from foreign operations during the period, a $0.5 million stock compensation shortfall expense for tax deductions that are lower than the associated book compensation expense, and a $0.6 million expense related to a valuation allowance on beginning of year U.S. state deferred tax assets.

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

The Company has generated U.S. pre-tax losses in recent years and provided a valuation allowance against U.S. deferred tax assets during fiscal year 2024. The Company expects to generate a U.S. book loss during fiscal year 2025 and expects a valuation allowance of $11.9 million in the United States against its U.S. net deferred tax assets for fiscal year 2025.

The Company also maintains a valuation allowance against net deferred tax assets on certain foreign tax-paying components.

The Company has not provided deferred income taxes on the outside basis difference of any foreign subsidiary and maintains its general assertion of indefinite reinvestment regarding those subsidiaries and the remaining earnings of its German subsidiary as of December 31, 2024.

The Company maintains liabilities for unrecognized tax benefits based on its estimates and assumptions. The Company recognizes interest related to unrecognized tax benefits as a component of the income tax provision or benefit. The Company recognized minimal interest expense related to its unrecognized tax benefits during the three months ended December 31, 2024.

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

14. Net Loss per Share

The calculations of basic and diluted net loss per share and basic and diluted weighted average shares outstanding are as follows for the three months ended December 31, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended
	December 31,
	2024	2023
Loss from continuing operations	$(9,421)	$(7,192)
Loss from discontinued operations, net of tax	(3,919)	(8,532)
Net loss	(13,340)	(15,724)

Weighted average common shares outstanding used in computing basic loss per share	45,626	56,709
Weighted average common shares outstanding used in computing diluted loss per share	45,626	56,709

Basic net loss per share:
Loss from continuing operations	$(0.21)	$(0.13)
Loss from discontinued operations, net of tax	(0.09)	(0.15)
Basic net loss per share	$(0.29)	$(0.28)

Diluted net loss per share:
Loss from continuing operations	$(0.21)	$(0.13)
Loss from discontinued operations, net of tax	(0.09)	(0.15)
Diluted net loss per share	$(0.29)	$(0.28)

As a result of incurring a net loss from continuing operations for the three months ended December 31, 2024 and 2023, outstanding restricted stock units and shares issued by the Company under the employee stock purchase plan were excluded from the computation of diluted loss per share as their effect would be antidilutive to earnings per share for continuing operations based on the treasury stock method. The following table contains all potentially dilutive common stock equivalents for the three months ended December 31, 2024 and 2023.

	Three Months Ended December 31,
	2024	2023
Time-based restricted stock units	87,117	62,983
Performance-based restricted stock units	—	23,671
Employee stock purchase plan	—	6,451
	87,117	93,105

15. Segment and Geographic Information

Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and to assess performance. The Company’s Chief Executive Officer is the Company’s CODM.

As of November 12, 2024, the Company’s B Medical Systems segment met the “held for sale” criteria and “discontinued operations” criteria in accordance with FASB ASC 205 and the results of the B Medical Systems segment are included within discontinued operations.

The Company’s continuing operations includes the following operating and reportable segments:

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

Management considers adjusted operating income (loss), which excludes charges related to amortization of intangible assets, transformation costs, restructuring charges, goodwill and intangible asset impairment, merger and acquisition costs and costs related to share repurchase, governance-related matters, and other unallocated corporate expenses, as the primary performance metric when evaluating each segment’s operations.

The following is the summary of the financial information for the Company’s operating and reportable segments for the three months ended December 31, 2024 and 2023 (in thousands):

	Three Months Ended December 31,
	2024	2023
Revenue:
Sample Management Solutions	$81,213	$79,005
Multiomics	66,297	62,720
Total revenue	$147,510	$141,725

Adjusted operating income (loss):
Sample Management Solutions	$2,317	$(616)
Multiomics	(2,503)	(3,263)
Segment adjusted operating loss	(186)	(3,879)

Amortization of completed technology	1,500	1,856
Amortization of intangible assets other than completed technology	4,573	5,371
Transformation costs (1)	3,046	41
Restructuring charges	431	786
Merger and acquisition costs and costs related to share repurchase (2)	1,570	4,321
Other unallocated corporate expenses	47	(9)
Total operating loss	(11,353)	(16,245)
Interest income, net	4,298	9,955
Other income, net	1,203	518
Loss before income taxes	$(5,852)	$(5,772)

(1)

Transformation costs represent non-recurring expenses for strategic projects with anticipated long-term benefits to the Company focused on cost reduction and productivity improvement that do not meet the definition of restructuring charges. These costs are directed at simplifying, standardizing, streamlining, and optimizing the Company’s operations, processes and systems to permanently alter the Company’s operations for the long term. For a project to be considered transformational, successful completion of the project must be expected to bring long-term material benefits to the organization and involve significant changes to process and/or underlying technology. Transformation costs in the period result from actions taken as part of the Company’s 2024 transformation plan and primarily relate to one time asset write downs associated with changes in technology, one time inventory write downs relating to restructuring actions taken in the period, and third-party consulting costs associated with process and systems re-design.

(2)	Includes expenses related to governance-related matters.

The following is the summary of the asset information for the Company’s reportable segments as of December 31, 2024 and  September 30, 2024 (in thousands):

Assets:	December 31, 2024	September 30, 2024
Sample Management Solutions	$840,580	$859,353
Multiomics	454,958	462,825
Total assets	$1,295,538	$1,322,178

The following is a reconciliation of the segment assets to the corresponding amounts presented in the Condensed Consolidated Balance Sheets as of December 31, 2024 and  September 30, 2024 (in thousands):

	December 31,	September 30,
	2024	2024
Segment assets	$1,295,538	$1,322,178
Cash and cash equivalents, restricted cash and marketable securities	501,277	490,707
Deferred tax assets	627	837
General corporate assets	12,591	23,631
Assets held for sale	231,177	262,688
Total assets	$2,041,210	$2,100,041

Revenue from external customers is attributed to geographic areas based on locations in which the product is shipped. Net revenue by geographic area for the three months ended December 31, 2024 and 2023 are as follows (in thousands):

	Three Months Ended December 31,
	2024	2023
Geographic Location:
United States	$93,469	$90,127
China	14,888	14,898
United Kingdom	7,798	5,676
Rest of Europe	24,319	22,731
Asia Pacific/Other	7,036	8,293
Total revenue	$147,510	$141,725

For the three months ended December 31, 2024 and 2023, the Company did not have any individual customers that accounted for 10% or more of its consolidated revenue. As of  December 31, 2024, one customer within the SMS segment accounted for 12% of the Company’s accounts receivable balance. As of September 30, 2024, there were no customers that accounted for more than 10% of the Company's accounts receivable balance.

16. Commitments and Contingencies

Contingencies

The Company is subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. The Company cannot predict the ultimate outcome of such legal proceedings or, in certain instances, provide reasonable ranges of potential losses. The Company considers all claims on a quarterly basis and based on known facts assesses whether potential losses are considered reasonably possible, probable, and estimable. Based upon this assessment, the Company then evaluates disclosure requirements and whether to accrue for such claims in the Condensed Consolidated Financial Statements. At December 31, 2024 and as of the date of filing of these Condensed Consolidated Financial Statements, the Company believes that, other than the claims related to Edwards disclosed in Note 3, Discontinued Operations, no material provision for liability nor disclosure is required related to any claims. In the event of unexpected subsequent developments and given the inherent unpredictability of these matters, there can be no assurance that the Company’s assessment of any claim will reflect the ultimate outcome, and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated financial position or results of operations in particular quarterly or annual periods.

Tariff Matter

With the assistance of a third-party consultant, during the first quarter of fiscal year 2021, the Company initiated a review of the value of transactions it used for intercompany imports into the U. S. from its GENEWIZ business. As a result of this review and an interpretation surrounding the valuation method used to calculate the estimated transaction value, the Company revised its estimate of the tariffs owed and paid $5.9 million to U.S. customs authorities in fiscal year 2022 related to transactions prior to  December 2021. In  July 2024, the Company paid approximately $2.5 million in tariffs as well as interest related to the imports from its GENEWIZ business into the U.S. during the period from December 2021 to  July 2024. As of December 31, 2024, the Company does not anticipate any penalties associated with this payment because its valuation methodology was accepted by U.S. customs authorities during previous voluntary disclosures. It is expected that U.S. customs authorities will issue the final audit results for these periods in the third quarter of fiscal year 2025.

Purchase Commitments

As of December 31, 2024, the Company had non-cancellable commitments of $50.1 million, comprised of purchase orders for inventory of $36.0 million and other operating expense commitments of $14.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes contained in the “2024 Annual Report on Form 10-K”. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below and in the forward-looking statements. Factors that could cause or contribute to these differences include, without limitation, those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations or “MD&A”, as well as those described in the 2024 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q under “Information Related to Forward-Looking Statements”, Part I, Item 1A “Risk Factors” in the 2024 Annual Report on Form 10-K and Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. All dollar amounts in the below MD&A are presented in U.S. dollars, unless otherwise noted or the context otherwise provides.

Our MD&A is organized as follows:

●

Overview. This section provides a general description of our business and operating segments as well as a brief discussion and overall analysis of our business and financial performance, including key developments affecting us during the three months ended December 31, 2024 and 2023.

●

Critical Accounting Policies and Estimates. This section discusses accounting policies and estimates that require us to exercise subjective or complex judgments in their application. We believe these accounting policies and estimates are important to understanding the assumptions and judgments incorporated in our reported financial results.

●	Results of Operations. This section provides an analysis of our financial results for the three months ended December 31, 2024 compared to the three months ended December 31, 2023.

●	Liquidity and Capital Resources. This section provides an analysis of our liquidity and changes in cash flows as well as a discussion of contractual commitments.

Plan to Sell B Medical Systems Business

During the first quarter of fiscal year 2025, the Company announced that it is pursuing a sale of its B Medical Systems business, a manufacturer and global distributor of medical refrigeration devices based in Luxembourg. This strategic action is intended to simplify the Company’s portfolio and allow management to focus on driving revenue growth and profitability in its core Sample Management Solutions and Multiomics segments. The B Medical Systems segment has been classified as held-for-sale and a discontinued operation under generally accepted accounting principles in the United States, or GAAP. Unless otherwise noted, this MD&A relates solely to our continuing operations and excludes the operations of our B Medical Systems business.

OVERVIEW

We are a leading global provider of biological and chemical compound sample exploration and management solutions for the life sciences industry. We entered the life sciences market in 2011, leveraging our in-house precision automation and cryogenics capabilities that we were then applying in the semiconductor manufacturing market. This led us to develop solutions for automated ultra-cold storage. Since then, we have expanded our life sciences offerings through internal investments and through a series of acquisitions. We support our customers from research and clinical development to commercialization with our sample management and automated storage, as well as genomic services expertise to help our customers bring impactful therapies to market faster. We understand the importance of sample integrity and offer a broad portfolio of products and services supporting customers at every stage of the life cycle of samples including procurement, automated storage systems, genomic services and a multitude of sample consumables, informatics and data software, along with sample repository services. Our expertise, global footprint and leadership positions enable us to be a trusted global partner to pharmaceutical, biotechnology and life sciences research institutions. In total, we employ approximately 3,000 full-time employees, part-time employees and contingent workers worldwide as of December 31, 2024 and have sales in approximately 80 countries. We are headquartered in Burlington, Massachusetts and have operations in North America, Asia, and Europe.

Our portfolio includes product and service offerings developed by us internally, as well as acquired through acquisitions, designed to provide comprehensive capabilities to our customers, addressing their needs in sample exploration and management, automated storage and multiomics. We continue to develop new product and service offerings and enhance existing and acquired offerings through the expertise of our research and development resources. We believe our acquisition, investment and integration approach has allowed us to accelerate internal development and significantly accelerate time to market for our life sciences solutions.

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

Business and Financial Performance

Basis of Presentation

Our condensed consolidated financial statements are prepared in accordance with GAAP.

Financial Performance

Our performance for the three months ended December 31, 2024 and 2023 is as follows:

	Three Months Ended December 31,
In thousands	2024	2023
Revenue	$147,510	$141,725
Cost of revenue	78,839	79,982
Gross profit	68,671	61,743
Operating expenses
Research and development	6,380	7,313
Selling, general and administrative	73,213	69,889
Restructuring charges	431	786
Total operating expenses	80,024	77,988
Operating loss	(11,353)	(16,245)
Other income
Interest income, net	4,298	9,955
Other income, net	1,203	518
Loss before income taxes	(5,852)	(5,772)
Income tax expense	3,569	1,420
Loss from continuing operations	(9,421)	(7,192)
Loss from discontinued operations, net of tax	(3,919)	(8,532)
Net loss	$(13,340)	$(15,724)

Three months ended December 31, 2024 compared to three months ended December 31, 2023

Revenue increased 4% for the three months ended December 31, 2024 compared to the corresponding period in the prior fiscal year, driven by revenue growth in both our Multiomics and Sample Management Solutions segments. In Multiomics, revenue increased in Next Generation Sequencing and Gene Synthesis services, partially offset by a decline in Sanger sequencing.  In Sample Management Solutions, revenue increased in Sample Repository Solutions and Core Products, particularly in Consumables and Instruments and Clinical and Cryogenic Stores Systems. Gross margin was 47% for the three months ended December 31, 2024 compared to 44% for the corresponding period in the prior fiscal year, driven by higher revenues and margin expansion across the business, particularly in our Sample Management Solutions segment, mostly driven by operational efficiencies, sales mix, and the impact of certain non-recurring items recorded in the corresponding period in the prior fiscal year. Operating expenses increased during the three months ended December 31, 2024 compared to the corresponding period in the prior fiscal year driven by higher selling, general and administrative expenses, partially offset by lower research and development expense and lower restructuring charges. We generated a loss from continuing operations of $9.4 million for the three months ended December 31, 2024 compared to loss from continuing operations of $7.2 million for the corresponding period in the prior fiscal year, primarily driven by lower interest income and higher income tax expense, partially offset by higher revenue and operational efficiencies. We generated a net loss of $13.3 million for the three months ended December 31, 2024 compared to a net loss of $15.7 million for the three months ended December 31, 2023, primarily due to decreased loss from discontinued operations offsetting the increased loss from continuing operations.

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

The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are described under Critical Accounting Policies Estimates included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2024 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies or estimates from those set forth in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Please refer to the commentary provided below for further discussion and analysis of the factors contributing to our results from operations for the three months ended December 31, 2024 compared to the three months ended December 31, 2023.

Non-GAAP Financial Measures

Non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. Management adjusts the GAAP results for the impact of amortization of intangible assets, transformation costs, restructuring charges, governance-related matters, merger and acquisition costs and costs related to share repurchase, and other unallocated corporate expenses to provide investors better perspective on the results of operations which the Company believes is more comparable to the similar analysis provided by its peers. Management also excludes special charges and gains, such as gains and losses from the sale of assets, certain tax benefits and charges, as well as other gains and charges that are not representative of the normal operations of the business. Management strongly encourages investors to review our financial statements and publicly filed reports in their entirety and not rely on any single measure. A reconciliation of non-GAAP measures to the most nearly comparable GAAP measures is included under “Operating Income (Loss)” and “Gross Margin” below.

Revenue

Our revenue performance for the three months ended December 31, 2024 and 2023 is as follows:

	Three Months Ended December 31,
			% Change
In thousands, except percentages	2024	2023	2024 v. 2023
Sample Management Solutions	$81,213	$79,005	2.8%
Multiomics	66,297	62,720	5.7%
Total revenue	$147,510	$141,725	4.1%

Three months ended December 31, 2024 compared to three months ended December 31, 2023

Our Multiomics segment revenue for the three months ended December 31, 2024 increased 6% compared to the corresponding prior fiscal year period driven by revenue growth in Next Generation Sequencing and Gene Synthesis services, partially offset by a decline in Sanger sequencing services.

Our Sample Management Solutions segment revenue for the three months ended December 31, 2024 increased 3% compared to the corresponding prior fiscal year period driven by revenue growth in both Sample Repository Services and Core Products businesses, particularly in Consumables and Instruments and Clinical and Cryogenic Stores Systems.

Revenue generated outside the United States was $54.0 million, or 37% of total revenue, for the three months ended December 31, 2024 compared to $51.6 million, or 36% of total revenue, for the corresponding period in the prior fiscal year.

Operating Income (Loss)

Our operating income (loss) performance for the three months ended December 31, 2024 and 2023 is as follows (in thousands, except percentages):

	Three Months Ended December 31,
	Sample Management Solutions		Multiomics
	2024	2023	2024	2023
Revenue:	$81,213	$79,005	$66,297	$62,720

Operating income (loss):
Operating income (loss)	$1,562	$(1,483)	$(3,387)	$(4,302)
Amortization of completed technology	639	816	861	1,039
Amortization of other intangibles	13	51	—	—
Transformation costs(1)	103	—	—	—
Restructuring charges	—	—	23	—
Total adjusted operating income (loss)	$2,317	$(616)	$(2,503)	$(3,263)
Operating margin	1.9%	(1.9)%	(5.1)%	(6.9)%
Adjusted operating margin	2.9%	(0.8)%	(3.8)%	(5.2)%

	Three Months Ended December 31,
	Segment		Corporate		Azenta Total
	2024	2023	2024	2023	2024	2023
Revenue:	$147,510	$141,725	$—	$—	$147,510	$141,725

Operating income (loss):
Operating loss	$(1,825)	$(5,785)	$(9,528)	$(10,460)	$(11,353)	$(16,245)
Amortization of completed technology	1,500	1,855	—	1	1,500	1,856
Amortization of other intangibles	13	51	4,560	5,320	4,573	5,371
Transformation costs(1)	103	—	2,943	41	3,046	41
Restructuring charges	23	—	408	786	431	786
Merger and acquisition costs and costs related to share repurchase(2)	—	—	1,570	4,321	1,570	4,321
Other adjustments	—	—	9	(1)	9	(1)
Total adjusted operating income (loss)	$(186)	$(3,879)	$(38)	$8	$(224)	$(3,871)
Operating margin	(1.2)%	(4.1)%			(7.7)%	(11.5)%
Adjusted operating margin	(0.1)%	(2.7)%			(0.2)%	(2.7)%

(1)

Transformation costs represent non-recurring expenses for strategic projects with anticipated long-term benefits to the Company focused on cost reduction and productivity improvement that do not meet the definition of restructuring charges. These costs are directed at simplifying, standardizing, streamlining, and optimizing the Company’s operations, processes and systems to permanently alter the Company’s operations for the long term. For a project to be considered transformational, successful completion of the project must be expected to bring long-term material benefits to the organization and involve significant changes to process and/or underlying technology. Transformation costs in the period result from actions taken as part of the Company’s 2024 transformation plan and primarily relate to one time asset write downs associated with changes in technology, one time inventory write downs relating to restructuring actions taken in the period, and third-party consulting costs associated with process and systems re-design.

(2)	Includes expenses related to governance-related matters.

Three months ended December 31, 2024 compared to three months ended December 31, 2023

Operating income for the Sample Management Solutions segment was $1.6 million for the three months ended December 31, 2024 compared to an operating loss of $1.5 million in the corresponding period in the prior fiscal year. The Sample Management Solutions segment operating margin was 1.9%, an increase of 380 basis points for the three months ended December 31, 2024 compared to the corresponding period in the prior fiscal year. The increase in operating income and operating margin were primarily driven by higher revenue and margin expansion, partially offset by increased operating expenses. Adjusted operating income was $2.3 million for the three months ended December 31, 2024 compared to adjusted operating loss of $0.6 million in the corresponding period in the prior fiscal year. Adjusted operating margin was 2.9%, an increase of 363 basis points for the three months ended December 31, 2024 compared to the corresponding period in the prior fiscal year. Adjusted operating income and margin exclude the impact of amortization of intangible assets of $0.7 million and $0.9 million for the three months ended December 31, 2024 and 2023, respectively, and transformation costs of $0.1 million for the three months ended December 31, 2024.

Operating loss for the Multiomics segment was $3.4 million for the three months ended December 31, 2024 compared to an operating loss of $4.3 million in the corresponding period in the prior fiscal year. The Multiomics segment operating margin was (5.1)%, an increase of 175 basis points for the three months ended December 31, 2024 compared to the corresponding period in the prior fiscal year. The decrease in operating loss and increase in operating margin were primarily driven by higher revenue and gross profit, supported by operational efficiency. Adjusted operating loss was $2.5 million for the three months ended December 31, 2024 compared to adjusted operating loss of $3.3 million in the corresponding period of the prior fiscal year. Adjusted operating margin was (3.8)%, an increase of 143 basis points for the three months ended December 31, 2024 compared to the corresponding period in the prior fiscal year. Adjusted operating loss and margin exclude the impact of amortization related to completed technology of $0.9 million and $1.0 million for the three months ended December 31, 2024 and 2023, respectively.

Gross Margin

Our gross margin performance for the three months ended December 31, 2024 and 2023 is as follows (in thousands, except percentages):

	Three Months Ended December 31,
	Sample Management Solutions		Multiomics		Azenta Total
	2024	2023	2024	2023	2024	2023
Revenue	$81,213	$79,005	$66,297	$62,720	$147,510	$141,725

Gross profit	$38,114	$33,272	$30,557	$28,471	$68,671	$61,743
Adjustments:
Amortization of completed technology	639	816	861	1,039	1,500	1,855
Transformation costs(1)	52	—	—	—	52	—
Other adjustments	5	—	1	—	6	—
Adjusted gross profit	$38,810	$34,088	$31,419	$29,510	$70,229	$63,598
Gross margin	46.9%	42.1%	46.1%	45.4%	46.6%	43.6%
Adjusted gross margin	47.8%	43.1%	47.4%	47.1%	47.6%	44.9%

(1)

Transformation costs represent non-recurring expenses for strategic projects with anticipated long-term benefits to the Company focused on cost reduction and productivity improvement that do not meet the definition of restructuring charges. These costs are directed at simplifying, standardizing, streamlining, and optimizing the Company’s operations, processes and systems to permanently alter the Company’s operations for the long term. For a project to be considered transformational, successful completion of the project must be expected to bring long-term material benefits to the organization and involve significant changes to process and/or underlying technology. Transformation costs in the period result from actions taken as part of the Company’s 2024 transformation plan and primarily relate to one time asset write downs associated with changes in technology, one time inventory write downs relating to restructuring actions taken in the period, and third-party consulting costs associated with process and systems re-design.

Three months ended December 31, 2024 compared to three months ended December 31, 2023

The Sample Management Solutions segment gross margin was 46.9% for the three months ended December 31, 2024, an increase of 482 basis points compared to the corresponding period in the prior fiscal year. Adjusted gross margin was 47.8% for the three months ended December 31, 2024, an increase of 464 basis points compared to the corresponding period in the prior fiscal year, driven by higher gross margin for both Core Products and Sample Repository Services. The increase in gross margin was mostly driven by improved operational efficiencies, sales mix, and the impact of certain non-recurring items recorded in the same period last year. Adjusted gross margin excludes the impact of amortization related to completed technology of $0.6 million and $0.8 million for the three months ended December 31, 2024 and 2023, respectively, and transformation costs of $0.1 million for the three months ended December 31, 2024.

The Multiomics segment gross margin was 46.1% for the three months ended December 31, 2024, an increase of 70 basis points compared to the corresponding period in the prior fiscal year. Adjusted gross margin was 47.4% for the three months ended December 31, 2024, an increase of 34 basis points compared to the corresponding period in the prior fiscal year, driven by higher gross margin for the Next Generation Sequencing and Gene Synthesis services, partially offset by lower gross margin for Sanger sequencing. The increase in gross margin for Next Generation Sequencing and Gene Synthesis was driven by higher revenues and operational efficiencies; the margin pressure in Sanger sequencing was primarily driven by lower revenues. Adjusted gross margin excludes the impact of amortization related to completed technology of $0.9 million and $1.0 million for the three months ended December 31, 2024 and 2023, respectively.

Research and Development Expenses

Our research and development expenses for the three months ended December 31, 2024 and 2023 are as follows:

	Three Months Ended December 31,
	2024		2023
	In thousands	% of Revenue	In thousands	% of Revenue
Sample Management Solutions	$3,784	4.7%	$4,387	5.6%
Multiomics	2,596	3.9%	2,926	4.7%
Total research and development expense	$6,380	4.3%	$7,313	5.2%

Total research and development expenses decreased $0.9 million for the three months ended December 31, 2024 compared to the corresponding period in the prior fiscal year, driven by cost reduction initiatives across the business, primarily decreased compensation and benefits expense.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended December 31, 2024 and 2023 are as follows:

	Three Months Ended December 31,
	2024		2023
	In thousands	% of Revenue	In thousands	% of Revenue
Sample Management Solutions	$32,771	40.4%	$30,369	38.4%
Multiomics	31,326	47.3%	29,847	47.6%
Corporate	9,116	6.2%	9,673	6.8%
Total selling, general and administrative expense	$73,213	49.6%	$69,889	49.3%

Total selling, general and administrative expenses increased $3.3 million for the three months ended December 31, 2024 compared to the corresponding period in the prior fiscal year, primarily driven by higher stock-based compensation expense and one-time costs related to the Company's leadership changes.

Restructuring Charges

Restructuring charges were $0.4 million for the three months ended December 31, 2024, a decrease of $0.4 million compared to the three months ended December 31, 2023 driven by decreased activity on the cost saving initiatives launched in fiscal year 2024. See Note 7, Restructuring in the notes to the unaudited condensed consolidated financial statements included in the section titled “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Non-Operating Income

Interest income, net – We recorded interest income of $4.3 million for the three months ended December 31, 2024, compared to $10.0 million recorded for the three months ended December 31, 2023. The decrease in interest income is due to decreased investments in marketable securities during the three months ended December 31, 2024 compared to the corresponding period in the prior fiscal year. Please refer to Note 4, Marketable Securities and Note 5, Derivative Instruments in the notes to the unaudited condensed consolidated financial statements included in the section titled “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other income (expense), net – We recorded other income of $1.2 million for the three months ended December 31, 2024, compared to other income of $0.5 million for the three months ended December 31, 2023, which primarily relates to foreign exchange gains and losses resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

Income Tax Benefit

We recorded income tax expense of $3.6 million for the three months ended December 31, 2024, which was primarily driven by the profits in our foreign jurisdictions and current state income taxes in jurisdictions where we do not have a net operating loss carryover. Additionally, tax expense is generated on a global loss because the U.S. tax loss is not being benefited due to a valuation allowance against U.S. deferred tax assets.

We recorded income tax expense of $1.4 million during the three months ended December 31, 2023. The tax expense for the three months ended December 31, 2023 was primarily driven by the pre-tax income from foreign operations during the period, a $0.5 million stock compensation shortfall expense for tax deductions that are lower than the associated book compensation expense and a $0.6 million expense related to a valuation allowance on beginning of year U.S. state deferred tax assets.

Discontinued Operations

During the first quarter of fiscal year 2025, following approval by our Board of Directors, we publicly announced our plan to sell the B Medical Systems business. Results related to the B Medical Systems segment are included within discontinued operations for the three months ended December 31, 2024 and 2023. Revenue from discontinued operations was $17.6 million and $12.6 million, respectively, for the three months ended December 31, 2024 and 2023. Loss from discontinued operations, net of tax, was $3.9 million and $8.5 million, respectively, for the three months ended December 31, 2024 and 2023. The loss from discontinued operations includes only direct operating expenses incurred that (1) are clearly identifiable as costs being disposed of upon completion of the sale and (2) will not be continued by the Company on an ongoing basis. Indirect expenses which supported the B Medical Systems segment and remain part of continuing operations, are not reflected in loss from discontinued operations. Please refer to Note 3, Discontinued Operations, in the notes to the unaudited condensed consolidated financial statements included in the section titled “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2024, we had cash and cash equivalents, restricted cash, and marketable securities of $503.4 million and stockholders’ equity of $1.7 billion. We believe that our current cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least one year from the date of this Quarterly Report on Form 10-Q and for the foreseeable future thereafter. The current global economic environment makes it difficult for us to predict longer-term liquidity requirements with sufficient certainty. We may be unable to obtain financing that may be required on terms favorable to us, if at all. If adequate funds are not available to us on acceptable terms or otherwise, we may be unable to successfully develop or enhance products and services, respond to competitive pressures, or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business, financial condition and operating results.

Cash Flows and Liquidity

Our cash and cash equivalents, restricted cash and marketable securities for our continuing operations as of December 31, 2024 and September 30, 2024 are as follows:

In thousands	December 31, 2024	September 30, 2024
Cash and cash equivalents	$377,494	$280,030
Restricted cash	10,399	10,061
Short-term marketable securities	85,951	151,162
Long-term marketable securities	27,433	49,454
	$501,277	$490,707

As of December 31, 2024, we had$124.6 million of cash, cash equivalents and restricted cash held outside of the United States, which are not currently needed for U.S. operations. Our marketable securities are generally readily convertible to cash without a material adverse impact.

Our cash flows on a total company consolidated basis for the three months ended December 31, 2024 and 2023 were as follows:

	Three Months Ended December 31,
In thousands	2024	2023
Net cash provided by operating activities	$30,628	$13,756
Net cash provided by investing activities	76,256	99,025
Net cash used in financing activities	(5,126)	(113,153)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(8,311)	24,548
Net increase in cash, cash equivalents and restricted cash	$93,447	$24,176

Cash inflows from operating activities for the three months ended December 31, 2024 were $30.6 million, primarily due to increased revenue and collections and a U.S. federal tax refund of $11.5 million received in the three months ended December 31, 2024. Investing activities for the three months ended December 31, 2024 include $40.8 million of purchases of marketable securities, offset by $125.6 million for sales and maturities of marketable securities. Financing activities for the three months ended December 31, 2024 include $4.9 million of excise tax payments related to our share repurchases settled in fiscal year 2024.

As of December 31, 2024, we had no outstanding debt on our balance sheet.

Capital Resources

Contractual Obligations and Requirements

As of December 31, 2024, we had non-cancellable commitments of $50.1 million, comprised of purchase orders for inventory of $36.0 million and other operating expense commitments of $14.1 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, restricted cash and short-term and long-term investments and fluctuations in foreign currency exchange rates.

Interest Rate Exposure

Our cash and cash equivalents and restricted cash consist principally of money market securities which are short-term in nature. At December 31, 2024, our aggregate short-term and long-term investments were $113.4 million, consisting mostly of highly rated corporate debt securities and U.S. government backed securities. At December 31, 2024, the net unrealized loss position on marketable securities was $0.2 million which is included in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. A hypothetical 100 basis point change in interest rates would result in a $1.3 million and $2.7 million change in interest income earned during the three months ended December 31, 2024 and 2023, respectively.

Currency Rate Exposure

We have transactions and balances denominated in currencies other than the functional currency of the transacting entity. Most of these transactions carrying foreign exchange risk are in Germany, the United Kingdom, and China. Sales in currencies other than the U.S. dollar were approximately 37% and 27% of our total sales, respectively, during the three months ended December 31, 2024 and 2023. These sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.

In the normal course of our business, we have liquid assets denominated in non-functional currencies which include cash, short-term advances between our legal entities and accounts receivable which are subject to foreign currency exposure. Such balances were $38.8 million and $63.9 million, respectively, at December 31, 2024 and September 30, 2024, and primarily relate to the Euro, British Pound, and the Chinese Yuan. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to mitigate our exposures to currency movement. We incurred foreign currency gains of $0.5 million and losses of $0.5 million during the three months ended December 31, 2024 and 2023, respectively, which related to the currency fluctuation on these balances between the time the transaction occurred and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates as of December 31, 2024 would result in an approximate change of $0.2 million in our net income during the three months ended December 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024 due to the material weakness described below. Notwithstanding the material weakness, our chief executive officer and our chief financial officer have concluded that the Company’s unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles for each of the periods presented.

Material Weakness in Internal Control over Financial Reporting. As previously disclosed in the 2024 Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting as we did not design and maintain effective controls related to the review of the cash flow statement that continues to exist as of December 31, 2024. The material weakness resulted in immaterial misstatements in our Consolidated Statements of Cash Flows for the Q2 and Q3 interim periods during fiscal year 2023, for the year ended September 30, 2023, as well as the Q1, Q2, and Q3 interim periods during fiscal year 2024 and in our supplemental cash flow disclosures for the year ended September 30, 2022, each interim and annual period during fiscal year 2023 and the Q1, Q2 and Q3 interim periods during fiscal year 2024. Additionally, the material weakness could result in material misstatements of our interim or annual consolidated statement of cash flows or supplemental cash flow disclosures that would not be prevented or detected on a timely basis.

Remediation Plan. During the three months ended December 31, 2024, we have taken steps to remediate the material weakness described above, including implementing a new cash flow reporting tool which automates the calculation of the effect of exchange rate changes on cash and cash equivalents, and we have implemented and documented new processes and controls over the review of our consolidated statement of cash flows. While the new and enhanced controls have been designed and implemented, they have not operated for a sufficient period of time as of December 31, 2024 to assert the material weakness has been remediated. Once the controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively, the material weakness will be considered remediated. We are committed to continuing to improve our internal control over financial reporting, and as we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain remediation measures.

Changes in Internal Control over Financial Reporting. As described under the Remediation Plan section above, there were changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. We cannot predict the ultimate outcome of such legal proceedings or in certain instances provide reasonable ranges of potential losses. However, as of the date of this Quarterly Report on Form 10-Q, we believe that none of these claims will have a material adverse effect on our consolidated financial condition or results of operations, in each case, for continuing operations. Please refer to Note 3, Discontinued Operations and Note 16, Commitments and Contingencies in the notes to the unaudited condensed consolidated financial statements included in the section titled “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information about our legal proceedings. In the event of unexpected subsequent developments and given the inherent unpredictability of these legal proceedings, there can be no assurance that our assessment of any claim will reflect the ultimate outcome and an adverse outcome in certain matters could, from time to time, have a material adverse effect on our consolidated financial condition or results of operations in particular quarterly or annual periods.

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under the section titled “Risk Factors” in Part I, Item 1A of the 2024 Annual Report on Form 10-K. There have been no material changes from the risk factors disclosed in the 2024 Annual Report on Form 10-K. We may disclose changes to risk factors or additional factors from time to time in our future filings with the SEC.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2024, no director nor officer of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are included herein:

Exhibit No.	Description

10.1	Cooperation Agreement, by and among the Company and Politan Capital Management LP, Politan Capital Management GP LLC, Politan Capital NY LLC, and Politan Capital Partners GP LLC, dated as of November 1, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2024).

10.2*	Offer Letter, dated November 11, 2024, between Azenta, Inc. and Lawrence Lin (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 12, 2024).

10.3*	Transition and Severance Agreement and Release dated November 12, 2024 between Azenta, Inc. and Herman Cueto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 12, 2024).

31.01	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended December 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets; (ii) the unaudited Condensed Consolidated Statements of Operations; (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the unaudited Condensed Consolidated Statements of Cash Flows; (v) the unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity; and (vi) the Notes to the unaudited Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded in the iXBRL document.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

*Management contract, compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AZENTA, INC.

Date: February 10, 2025	/s/ Lawrence Lin
Lawrence Lin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 10, 2025	/s/ Violetta A. Hughes
Violetta A. Hughes
Vice President and Chief Accounting Officer
(Principal Accounting Officer)