Form 10-Q
period 2025-03-31
Azenta, Inc.
filed 2025-05-09
CIK 933974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, May 1, 2025: common stock, $0.01 par value, and 45,779,946 shares outstanding.

AZENTA, INC.

PAGE NUMBER
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	4
Condensed Consolidated Balance Sheets as of March 31, 2025 and September 30, 2024 (unaudited)	4

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section-27A of the Securities Act of 1933, as amended, or the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking, terminology as “expect,” “estimate,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “likely” or similar statements or variations of such terms. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, margins, costs, operating expenses, tax expenses, capital expenditures, earnings, profitability, product development, demand, acceptance and market share, competitiveness, market opportunities and performance, levels of research and development, the success of our marketing, sales and service efforts, outsourced activities, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customers’ success, our management’s plans and objectives for our current and future operations and business focus, litigation, our ability to retain, hire and integrate skilled personnel, our ability to identify and address increased cybersecurity risks, including as a result of employees continuing to work remotely, the anticipated growth prospects of our business, the expected benefits and other statements relating to our divestitures and acquisitions, including the timing therefor, the adequacy, effectiveness and success of cost saving plans and our business transformation initiatives, our ability to continue to identify acquisition targets and successfully acquire and integrate desirable products and services and realize expected revenues and revenue synergies, our adoption of newly issued accounting guidance, the levels of customer spending, our dependence on key suppliers or vendors to obtain services for our business on acceptable terms, including the impact of supply chain disruptions, general economic conditions, the impact of inflation and tariffs, and the sufficiency of financial resources to support future operations and the material weaknesses in our internal control over financial reporting. Such statements are based on current expectations and involve risks, uncertainties, and other factors which may cause the actual results, our performance or our achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the risk factors which are set forth in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, or the “2024 Annual Report on Form 10-K”, filed with the Securities and Exchange Commission, or “SEC”, on November 27, 2024, as updated and/or supplemented in subsequent filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q and are based on information reasonably known to us at such time. We do not undertake any obligation to release revisions to these forward-looking statements, to reflect events or circumstances that occur after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence or effect of anticipated or unanticipated events. Precautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. Any additional precautionary statements made in our 2024 Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AZENTA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	March 31,	September 30,
	2025	2024

Assets
Current assets
Cash and cash equivalents	$253,642	$280,030
Short-term marketable securities	74,697	151,162
Accounts receivable, net of allowance for expected credit losses ($5,624 and $5,349, respectively)	149,490	156,273
Inventories	83,321	78,923
Short-term restricted cash	2,102	2,069
Prepaid expenses and other current assets	67,590	75,456
Current assets held for sale	79,754	88,894
Total current assets	710,596	832,807
Property, plant and equipment, net	151,716	155,622
Long-term marketable securities	176,781	49,454
Long-term deferred tax assets	731	837
Operating lease right-of-use assets	59,856	60,406
Goodwill	682,955	691,409
Intangible assets, net	111,202	125,042
Other assets	7,125	10,670
Noncurrent assets held for sale	140,963	173,794
Total assets	$2,041,925	$2,100,041
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$39,155	$33,344
Deferred revenue	41,608	30,493
Accrued warranty and retrofit costs	5,237	5,213
Accrued compensation and benefits	26,039	27,785
Accrued customer deposits	26,318	22,324
Accrued income taxes payable	10,321	9,266
Accrued expenses and other current liabilities	43,102	46,364
Current liabilities held for sale	28,933	30,050
Total current liabilities	220,713	204,839
Long-term tax reserves	417	398
Long-term deferred tax liabilities	22,458	18,084
Long-term operating lease liabilities	53,696	56,683
Other long-term liabilities	10,062	8,874
Noncurrent liabilities held for sale	33,087	42,196
Total liabilities	340,433	331,074

Stockholders' equity
Preferred stock, $0.01 par value - 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value - 125,000,000 shares authorized, 59,237,887 shares issued and 45,776,018 shares outstanding at March 31, 2025; 59,031,953 shares issued and 45,570,084 shares outstanding at September 30, 2024	593	590
Additional paid-in capital	520,961	505,958
Accumulated other comprehensive loss	(42,149)	(13,464)
Treasury stock, at cost - 13,461,869 shares at March 31, 2025 and September 30, 2024	(200,956)	(200,956)
Retained earnings	1,423,043	1,476,839
Total stockholders' equity	1,701,492	1,768,967
Total liabilities and stockholders' equity	$2,041,925	$2,100,041

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Revenue
Products	$41,955	$38,772	$85,782	$82,479
Services	101,463	97,583	205,146	195,601
Total revenue	143,418	136,355	290,928	278,080
Cost of revenue
Products	23,159	24,015	48,493	50,798
Services	54,373	51,676	107,878	104,875
Total cost of revenue	77,532	75,691	156,371	155,673
Gross profit	65,886	60,664	134,557	122,407
Operating expenses
Research and development	6,869	7,733	13,249	15,046
Selling, general and administrative	71,588	69,058	144,801	138,947
Impairment of intangible assets	—	4,658	—	4,658
Restructuring charges	3,580	3,428	4,011	4,214
Total operating expenses	82,037	84,877	162,061	162,865
Operating loss	(16,151)	(24,213)	(27,504)	(40,458)
Other income
Interest income, net	4,489	9,479	8,787	19,434
Other income (expense), net	1,157	(268)	2,360	250
Loss before income taxes	(10,505)	(15,002)	(16,357)	(20,774)
Income tax expense	7,680	1,200	11,249	2,620
Loss from continuing operations	(18,185)	(16,202)	(27,606)	(23,394)
Loss from discontinued operations, net of tax	(22,271)	(120,678)	(26,190)	(129,210)
Net loss	$(40,456)	$(136,880)	$(53,796)	$(152,604)
Basic net loss per share:
Loss from continuing operations	$(0.40)	$(0.29)	$(0.60)	$(0.42)
Loss from discontinued operations, net of tax	(0.49)	(2.18)	(0.57)	(2.30)
Basic net loss per share	$(0.88)	$(2.47)	$(1.18)	$(2.72)
Diluted net loss per share:
Loss from continuing operations	$(0.40)	$(0.29)	$(0.60)	$(0.42)
Loss from discontinued operations, net of tax	(0.49)	(2.18)	(0.57)	(2.30)
Diluted net loss per share	$(0.88)	$(2.47)	$(1.18)	$(2.72)
Weighted average shares used in computing net loss per share:
Basic	45,732	55,440	45,658	56,078
Diluted	45,732	55,440	45,658	56,078

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net loss	$(40,456)	$(136,880)	$(53,796)	$(152,604)
Other comprehensive income (loss), net of tax
Net investment hedge currency translation adjustment, net of tax effects of $0 and $0 for the three and six months ended March 31, 2025, respectively, and $(1,739) and $2,837 for the three and six months ended March 31, 2024, respectively	(10,500)	5,080	(5,088)	(8,288)
Foreign currency translation adjustments	23,438	(20,769)	(23,860)	25,725
Changes in unrealized losses on marketable securities, net of tax effects of $0 and $0 for the three and six months ended March 31, 2025, respectively, and $(257) and $607 for the three and six months ended March 31, 2024, respectively	200	752	363	3,276
Actuarial loss on pension plans, net of tax effects of $17 and $34 for the three and six months ended March 31, 2025, respectively, and $(3) and $(1) for the three and six months ended March 31, 2024, respectively	(50)	(7)	(100)	(15)
Total other comprehensive income (loss), net of tax	13,088	(14,944)	(28,685)	20,698
Comprehensive loss	$(27,368)	$(151,824)	$(82,481)	$(131,906)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(53,796)	$(152,604)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,053	44,214
Impairment of goodwill and intangible assets	—	115,975
Loss on assets held for sale	24,187	—
Inventory write-downs and other asset write-offs	4,326	7,499
Stock-based compensation	13,453	8,804
Amortization and accretion on marketable securities	(983)	(2,084)
Deferred income taxes	(1,885)	(9,456)
(Gain) loss on disposals of property, plant and equipment	(7)	260
Changes in operating assets and liabilities:
Accounts receivable	6,713	2,922
Inventories	(6,030)	8,238
Accounts payable	1,864	936
Deferred revenue	12,042	3,379
Accrued warranty and retrofit costs	343	(714)
Accrued compensation and tax withholdings	(2,379)	(7,831)
Accrued restructuring costs	1,548	1,454
Other assets and liabilities	12,752	1,379
Net cash provided by operating activities	44,201	22,371
Cash flows from investing activities
Purchases of property, plant and equipment	(15,158)	(19,542)
Purchases of marketable securities	(236,237)	(345,447)
Sales and maturities of marketable securities	184,636	190,504
Proceeds from other investment	2,130	—
Net investment hedge settlement	3,043	1,476
Net cash used in investing activities	(61,586)	(173,009)
Cash flows from financing activities
Proceeds from issuance of common stock	1,553	1,678
Payments of finance leases	(457)	(386)
Share repurchases	—	(186,834)
Excise tax payment for settled share repurchases	(11,376)	—
Net cash used in financing activities	(10,280)	(185,542)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(4,459)	16,255
Net decrease in cash, cash equivalents and restricted cash	(32,124)	(319,925)
Cash, cash equivalents and restricted cash, beginning of period	320,990	684,045
Cash, cash equivalents and restricted cash, end of period	$288,866	$364,120
Supplemental disclosures:
Cash (received) / paid for income taxes, net	(4,594)	5,008
Purchases of property, plant and equipment included in accounts payable and accrued expenses	5,773	2,270
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets

	March 31,	September 30,
	2025	2024
Cash and cash equivalents of continuing operations	$253,642	$280,030
Cash included in current assets held for sale	27,025	30,899
Short-term restricted cash	2,102	2,069
Long-term restricted cash included in other assets	6,097	7,992
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$288,866	$320,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(In thousands, except share data)

		Common		Accumulated
	Common	Stock at	Additional	Other
	Stock	Par	Paid-In	Comprehensive	Retained	Treasury	Total
	Shares	Value	Capital	Income (Loss)	Earnings	Stock	Equity

Balance December 31, 2024	59,153,757	$592	$511,068	$(55,237)	$1,463,499	$(200,956)	$1,718,966
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	84,130	1	1,552	—	—	—	1,553
Stock-based compensation	—	—	8,341	—	—	—	8,341
Net loss	—	—	—	—	(40,456)	—	(40,456)
Net investment hedge currency translation adjustment, net of tax	—	—	—	(10,500)	—	—	(10,500)
Foreign currency translation adjustments	—	—	—	23,438	—	—	23,438
Changes in unrealized losses on marketable securities, net of tax	—	—	—	200	—	—	200
Actuarial loss on pension plans, net of tax	—	—	—	(50)	—	—	(50)
Balance March 31, 2025	59,237,887	$593	$520,961	$(42,149)	$1,423,043	$(200,956)	$1,701,492

Balance December 31, 2023	69,180,281	$692	$1,045,427	$(26,784)	$1,625,285	$(200,956)	$2,443,664
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	73,053	1	(1)	—	—	—	—
Open market repurchases	(1,177,424)	(12)	—	—	—	(74,559)	(74,571)
Retirement of treasury shares	—	—	(51,695)	—	—	51,695	—
Stock-based compensation	—	—	5,602	—	—	—	5,602
Net loss	—	—	—	—	(136,880)	—	(136,880)
Net investment hedge currency translation adjustment, net of tax	—	—	—	5,080	—	—	5,080
Foreign currency translation adjustments	—	—	—	(20,769)	—	—	(20,769)
Changes in unrealized losses on marketable securities, net of tax		—	—	752	—	—	752
Actuarial loss on pension plans, net of tax	—	—	—	(7)	—	—	(7)
Balance March 31, 2024	68,075,910	$681	$999,333	$(41,728)	$1,488,405	$(223,820)	$2,222,871

		Common		Accumulated
	Common	Stock at	Additional	Other
	Stock	Par	Paid-In	Comprehensive	Retained	Treasury	Total
	Shares	Value	Capital	Income (Loss)	Earnings	Stock	Equity

Balance September 30, 2024	59,031,953	$590	$505,958	$(13,464)	$1,476,839	$(200,956)	$1,768,967
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	205,934	3	1,550	—	—	—	1,553
Stock-based compensation	—	—	13,453	—	—	—	13,453
Net loss	—	—	—	—	(53,796)	—	(53,796)
Net investment hedge currency translation adjustment, net of tax	—	—	—	(5,088)	—	—	(5,088)
Foreign currency translation adjustments	—	—	—	(23,860)	—	—	(23,860)
Changes in unrealized losses on marketable securities, net of tax	—	—	—	363	—	—	363
Actuarial loss on pension plans, net of tax	—	—	—	(100)	—	—	(100)
Balance March 31, 2025	59,237,887	$593	$520,961	$(42,149)	$1,423,043	$(200,956)	$1,701,492

Balance September 30, 2023	71,294,247	$713	$1,156,160	$(62,426)	$1,641,009	$(200,956)	$2,534,500
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	217,947	3	(3)	—	—	—	—
Open market repurchases	(3,436,284)	(12)	—	—	—	(188,515)	(188,527)
Retirement of treasury shares	—	(23)	(165,628)	—	—	165,651	—
Stock-based compensation	—	—	8,804	—	—	—	8,804
Net loss	—	—	—	—	(152,604)	—	(152,604)
Net investment hedge currency translation adjustment, net of tax	—	—	—	(8,288)	.	—	(8,288)
Foreign currency translation adjustments	—	—	—	25,725	—	—	25,725
Changes in unrealized losses on marketable securities, net of tax		—	—	3,276	—	—	3,276
Actuarial loss on pension plans, net of tax	—	—	—	(15)	—	—	(15)
Balance March 31, 2024	68,075,910	$681	$999,333	$(41,728)	$1,488,405	$(223,820)	$2,222,871

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

Also included in discontinued operations is a loss contingency related to the Company's sale of the semiconductor automation business in February 2022. The Company accrued a liability for the loss contingency and had an accrued liability of $2.1 million as of March 31, 2025.

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

The effect on the Condensed Consolidated Statement of Cash Flows for the interim period ended March 31, 2024 is as follows (in thousands):

	Six months ended March 31, 2024
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

The Company assessed the effect of the errors on prior periods under the guidance of SEC Staff Accounting Bulletin No. 99, “Materiality,” codified in ASC 250, Accounting Changes and Error Corrections. Based on its assessment, the Company determined that the error correction is not material to any previously issued financial statements. The correction has no impact on the Company's previously reported consolidated net income, financial position, net change in cash, cash equivalents, and restricted cash, or total cash, cash equivalents, and restricted cash as previously reported on the Company's Consolidated Statements of Cash Flows.

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

Foreign Currency Translation

Certain transactions of the Company and its subsidiaries are denominated in currencies other than their functional currency. Foreign currency exchange gains (losses) generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other income” in the Condensed Consolidated Statements of Operations. Net foreign currency transaction and remeasurement loss were $1.6 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively. Net foreign currency transaction and remeasurement loss were $1.1 million and $1.0 million during the six months ended March 31, 2025 and 2024, respectively.

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

In March 2024, the SEC issued final rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. Effective fiscal year 2026, the Company is required to disclose climate-related risks that are reasonably likely to have a material impact on the Company’s business strategy, results of operations, or financial condition. Additionally, the Company will be required to disclose the effects of severe weather events and other natural conditions within the notes to the financial statements, subject to certain materiality thresholds. Effective fiscal year 2027, required disclosures will also include disclosure of material direct greenhouse gas emissions from operations owned or controlled (Scope 1) and material indirect greenhouse gas emissions from purchased energy consumed in owned or controlled operations (Scope 2). In April 2024, the SEC issued an order voluntarily staying the effectiveness of the new rules pending the completion of judicial review of certain legal challenges to their validity and, in March 2025, the SEC announced that it would end its judicial defense of the rules. The Company, assuming adoption of the rules, is currently evaluating the impact of these rules and monitoring the status of the related litigation and SEC’s stay, which remains in effect as of March 31, 2025.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses. The ASU requires companies to disaggregate operating expenses into specific categories such as employee compensation, depreciation, and intangible asset amortization, by relevant expense caption on the statement of operations. Additionally, in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, to clarify the effective date of ASU 2024-03. ASU 2025-01 is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company is currently evaluating the standard to determine the impact of adoption on its consolidated financial statements and disclosures.

Other

For further information regarding the Company’s significant accounting policies, please refer to Note 2, Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2024 Annual Report on Form 10-K. There were no material changes to the Company’s critical accounting policies during the six months ended March 31, 2025.

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

The Company measured the B Medical Systems segment at the lower of carrying value or fair value less cost to sell and recorded $24 million of loss on assets held for sale during the three months ended March 31, 2025. The estimated fair value of the B Medical Systems segment was derived based on the income approach and the market approach which were weighted equally at 50% each. The discounted cash flow method, or “DCF Method”, was used in the income approach which reflected the Company’s assumptions regarding revenue growth rates, forecasted gross profit margins, operating expenses, capital expenditures, discount rates, terminal period growth rates, economic and market trends, and other expectations about the anticipated operating results of the B Medical Systems segment. The guideline company method was used in the market approach and publicly traded companies in similar line of business were identified and used in an analysis to estimate the fair value. The noncash loss on assets held for sale is included in “Loss from discontinued operations, net of tax” on the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2025 and is included as a valuation allowance or contra-asset account within “Noncurrent assets held for sale” on the Condensed Consolidated Balance Sheets as of March 31, 2025.

The following table presents the financial results of the B Medical Systems segment, included within discontinued operations (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Revenue
Products	$15,886	$20,245	$30,174	$29,931
Services	1,320	2,534	4,623	5,440
Total revenue	17,206	22,779	34,797	35,371
Cost of revenue
Products	10,118	17,642	21,540	27,698
Services	1,415	2,415	4,721	5,183
Total cost of revenue	11,533	20,057	26,261	32,881
Gross profit	5,673	2,722	8,536	2,490
Operating expenses
Research and development	1,201	973	2,836	2,153
Selling, general and administrative	7,729	9,256	13,916	17,943
Impairment of goodwill and intangible assets	-	111,317	-	111,317
Loss on assets held for sale	24,187	-	24,187	-
Restructuring charges	364	3,917	678	4,251
Total operating expenses	33,481	125,463	41,617	135,664
Operating loss	(27,808)	(122,741)	(33,081)	(133,174)
Interest income (expense), net	(15)	85	(10)	212
Other income (expense), net	(604)	518	(74)	682
Loss before income taxes	(28,427)	(122,138)	(33,165)	(132,280)
Income tax benefit	(6,536)	(1,460)	(7,355)	(3,070)
Loss from discontinued operations, net of tax	$(21,891)	$(120,678)	$(25,810)	$(129,210)

The following table presents the significant non-cash items and capital expenditures for the discontinued operations with respect to the B Medical Systems segment that are included in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Depreciation and amortization	$-	$7,733	$3,846	$14,952
Capital expenditures	371	751	1,128	1,997
Impairment of goodwill	-	111,317	-	111,317
Loss on assets held for sale	24,187	-	24,187	-

The carrying value of the assets and liabilities of the discontinued operations with respect to the B Medical Systems segment reflected as “held for sale” on the Condensed Consolidated Balance Sheets as of  March 31, 2025 and September 30, 2024 was as follows (in thousands):

	March 31, 2025	September 30, 2024
Assets
Cash and cash equivalents	$27,025	$30,899
Accounts receivable, net	13,061	16,438
Inventories	33,800	36,333
Prepaid expenses and other current assets	5,868	5,224
Current assets held for sale	$79,754	$88,894

Property, plant and equipment, net	$45,609	$47,032
Intangibles, net	116,230	122,988
Other assets	3,390	3,774
Valuation allowance	(24,266)	-
Noncurrent assets held for sale	$140,963	$173,794

Liabilities
Accounts payable	$9,247	$11,089
Deferred revenue	2,082	1,485
Accrued warranty and retrofit costs	4,969	4,916
Accrued compensation and benefits	3,428	2,929
Accrued income taxes	706	4,012
Accrued expenses and other current liabilities	8,501	5,619
Current liabilities held for sale	$28,933	$30,050

Long-term deferred tax liabilities	28,108	36,093
Long-term operating lease liabilities	1,877	2,109
Other long-term liabilities	3,102	3,994
Noncurrent liabilities held for sale	$33,087	$42,196

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

In April 2023, the Company responded to and filed a counterclaim against Edwards for the 2023 Claim alleging breach of the definitive agreements by Edwards and seeking a declaratory judgment. During the third quarter of fiscal year 2023, the Company and Edwards entered into a settlement agreement related to the 2023 Claim to avoid the costs and uncertainties of potential litigation. Under the settlement agreement, the Company paid Edwards $0.8 million from one of the indemnification escrows established at closing of the sale in return for the release of the 2023 Claim and the release to the Company of $1.0 million from a separate indemnification escrow. The Company accrued a liability of $2.5 million for the 2020 Claim and 2023 Claim of which $0.8 million was paid during the third quarter of fiscal year 2023. The Company accrued an additional liability of $0.4 million for the 2020 Claim during the three months ended  March 31, 2025 resulting in a total accrual of $2.1 million as of March 31, 2025.

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

4. Marketable Securities

The Company had sales and maturities of marketable securities of $59.0 million and $80.2 million in the three months ended March 31, 2025 and 2024, respectively. The Company had sales and maturities of marketable securities of $184.6 million and $190.5 million in the six months ended March 31, 2025 and 2024, respectively. There were immaterial realized gains or losses in each of the three and six months ended March 31, 2025 and 2024 on sales and maturities of marketable securities.

The following is a summary of the amortized cost and the fair value, including accrued interest receivable as well as unrealized gains (losses) on the short-term and long-term marketable securities as of March 31, 2025 and  September 30, 2024 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
March 31, 2025:
U.S. Treasury securities and obligations of U.S. government agencies	$214,926	$(99)	$132	$214,959
Bank certificates of deposit	1,975	(2)	—	1,973
Corporate securities	25,254	(31)	—	25,223
Municipal securities	9,286	—	37	9,323
	$251,441	$(132)	$169	$251,478
September 30, 2024:
U.S. Treasury securities and obligations of U.S. government agencies	$118,159	$(119)	$51	$118,091
Bank certificates of deposit	5,212	(13)	1	5,200
Corporate securities	77,580	(255)	—	77,325
	$200,951	$(387)	$52	$200,616

The amortized cost and fair value of the marketable securities by contractual maturities as of March 31, 2025 are presented below (in thousands):

	Amortized
	Cost	Fair Value
Due in one year or less	$74,754	$74,697
Due after one year through five years	173,099	173,193
Due after ten years	3,588	3,588
Total marketable securities	$251,441	$251,478

Expected maturities could differ from contractual maturities because the security issuers may have the right to prepay obligations without prepayment penalties.

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. The Company does not believe any unrealized losses represent impairments based on the evaluation of the available evidence.

5. Derivative Instruments

The Company has transactions and balances denominated in currencies other than the functional currency of the transacting entity. Most of these transactions carry foreign exchange risk in Germany, the United Kingdom and China. The Company enters into foreign exchange contracts to reduce its exposure to currency fluctuations. Net gains and losses related to foreign exchange contracts are recorded as a component of “Other income, net” in the Condensed Consolidated Statements of Operations and were as follows for the three and six months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Realized losses on derivatives not designated as hedging instruments	$(1,407)	$(548)	$(212)	$(1,787)

The notional amounts of the Company’s derivative instruments as of March 31, 2025 and  September 30, 2024 were as follows (in thousands):

		March 31,	September 30,
	Hedge Designation	2025	2024

Cross-currency swap	Net Investment Hedge	$260,025	$75,978
Foreign exchange contracts	Undesignated	58,920	60,101

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

Hedging Activities

On February 1, 2023, the Company entered into a cross-currency swap agreement to hedge the variability of exchange rate impacts between the U.S. dollar and the Euro. Under the terms of the cross-currency swap agreement, the Company notionally exchanged $436.0 million for €400.0 million at a weighted average interest rate of 1.66%. The Company designated the cross-currency swap as a hedge of net investments against one of its Euro denominated subsidiaries, which requires an exchange at maturity of the notional amounts. At the maturity of the cross currency-swap on February 1, 2024, the Company delivered a notional amount of €400 million and received a notional amount of $436.0 million at a Euro to U.S. dollar exchange rate of 1.09, which included a gain of $1.4 million.

On February 1, 2024, the Company entered into a cross-currency swap agreement to hedge the variability of exchange rate impacts between the U.S. dollar and the Euro. Under the terms of the cross-currency swap agreement, the Company notionally exchanged $76.0 million for €70.0 million at a weighted average interest rate of 1.44%. The Company designated the cross-currency swap as a hedge of net investments against one of its Euro denominated subsidiaries, which requires an exchange at maturity of the notional amounts. At the maturity of the cross currency-swap on February 3, 2025, the Company delivered a notional amount of €70.0 million and received a notional amount of $73.0 million at a Euro to U.S. dollar exchange rate of 1.0419, which included a gain of $3.0 million.

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

The cross-currency swaps were recorded as a derivative liability within “Accrued expenses and other current liabilities” as of March 31, 2025 in the Condensed Consolidated Balance Sheets and a derivative liability within “Accrued expenses and other current liabilities” as of  September 30, 2024 in the Condensed Consolidated Balance Sheets.

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

Interest earned on the cross-currency swap is recorded within “Interest income, net” in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2025 and 2024, the Company recorded interest income of $0.8 million and $1.3 million, respectively, on these instruments. For the six months ended March 31, 2025 and 2024, the Company recorded interest income of $1.1 million and $3.1 million, respectively, on these instruments.

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

	Sample
	Management
	Solutions	Multiomics	Total
Balance - October 1, 2024	$494,649	$196,760	$691,409
Currency translation adjustments	(8,454)	—	(8,454)
Balance - March 31, 2025	$486,195	$196,760	$682,955

The components of the Company’s identifiable intangible assets as of March 31, 2025 and  September 30, 2024 are as follows (in thousands):

	March 31, 2025			September 30, 2024
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Patents	$1,220	$1,220	$—	$1,227	$1,227	$—
Completed technology	108,265	58,448	49,817	109,949	55,191	54,758
Trademarks and trade names	715	240	475	726	195	531
Customer relationships	245,330	184,420	60,910	248,036	178,283	69,753
Total	$355,530	$244,328	$111,202	$359,938	$234,896	$125,042

Amortization expenses for intangible assets were $6.1 million and $7.2 million, respectively, for the three months ended March 31, 2025 and 2024. Amortization expenses for intangible assets were $12.2 million and $14.4 million, respectively, for the six months ended March 31, 2025 and 2024.

Estimated future amortization expense for the intangible assets for the remainder of fiscal year 2025 and the subsequent five fiscal years are as follows (in thousands):

Remainder of fiscal year 2025	$12,268
2026	21,889
2027	17,482
2028	14,632
2029	12,025
2030	10,467

7. Restructuring

2024 Restructuring Plan

In the second quarter of fiscal year 2024, the Company launched initiatives designed to optimize resources for future growth and improve efficiency across its organization. The focus of the initiatives is to improve the Company’s profitability, which includes facilities consolidation, portfolio optimization, and organization structure simplification. The Company had additional restructuring actions during the three months ended March 31, 2025 under these initiatives and expects to complete the activities included in these initiatives by the end of fiscal year 2025. As of the date of issuance of the accompanying Condensed Consolidated Financial Statements, the Company has not identified restructuring actions related to these initiatives that will result in additional material charges. The Company expects to identify additional actions as it further refines its plan, and the related initiatives in future periods will be recorded when specified criteria are met, including but not limited to, communication of benefit arrangements or when the costs have been incurred.

The majority of the restructuring expenses associated with the initiatives described above for the three and six months ended March 31, 2025 are severance and other related costs. Of the total restructuring expenses in the six months ended March 31, 2025, $1.6 million is related to the SMS segment, $1.6 million is related to the Multiomics segment, and $0.8 million is related to Corporate.

2023 Cost Savings Plans

In the second and third quarters of fiscal year 2023, the Company announced cost savings plans designed to position the Company to meet the needs of its customers and accelerate growth of the business. The cost savings plans were completed and costs from the actions were fully realized by the end of the first quarter of fiscal year 2024.

The restructuring expenses associated with the 2023 cost savings plans for the three and six months ended March 31, 2024 are severance and related costs.

The following table presents restructuring charges recognized for the three and six months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Severance and related costs	$3,449	$1,987	$3,769	$2,773
Right of use asset abandonment	—	901	—	901
Other	131	540	242	540
Total restructuring charges	$3,580	$3,428	$4,011	$4,214

The following table presents activity in the severance and related costs accruals for the six months ended March 31, 2025 and 2024 (in thousands):

	Six Months Ended March 31,
	2025	2024
Balance at beginning of period	$755	$665
Provisions	3,769	2,773
Payments	(3,260)	(1,231)
Balance at end of period	$1,264	$2,207

8. Supplementary Balance Sheet Information

Inventories

The following is a summary of inventories at March 31, 2025 and  September 30, 2024 (in thousands):

	March 31,	September 30,
	2025	2024

Raw materials and purchased parts	$40,693	$34,134
Work-in-process	10,127	8,402
Finished goods	32,501	36,387
Total inventories	$83,321	$78,923

Inventory reserves were $9.4 million and $6.1 million, respectively, at March 31, 2025 and  September 30, 2024.

Warranty and Retrofit Costs

The following is a summary of product and warranty retrofit activity for the six months ended March 31, 2025 and 2024 (in thousands):

	Six Months Ended March 31,
	2025	2024

Balance at beginning of period	$5,213	$3,974
Accruals for warranties during the period	698	1,371
Costs incurred during the period	(674)	(650)
Balance at end of period	$5,237	$4,695

9. Stockholders’ Equity

Share Repurchases

On  November 4, 2022, the Company's Board of Directors approved an authorization to repurchase up to $1.5 billion of the Company's common stock (the “2022 Repurchase Authorization”). During the six months ended March 31, 2024, the Company repurchased 3.5 million shares of common stock for $186.8 million (excluding fees, commissions, and excise tax) under this authorization. As of  September 30, 2024, the Company had repurchased and retired 30.0 million shares of common stock for the full $1.5 billion approved under the 2022 Repurchase Authorization. All shares repurchased under the 2022 Repurchase Authorization were retired, accounted for as a reduction to stockholders’ equity in the Condensed Consolidated Balance Sheets and treated as a repurchase of common stock for purposes of calculating earnings per share as of the applicable settlement dates. No additional repurchase authorization has been approved and as such there were no shares repurchased during the six months ended March 31, 2025.

Effective  January 1, 2023, all corporate share repurchases are subject to a one percent excise tax on the value of the repurchase, net of share issuances, subject to certain exclusions. The excise tax was part of The Inflation Reduction Act passed by the U.S. government in 2022. The Company's accrual for excise tax related to share repurchases is considered an additional cost of the share repurchases and a reduction to stockholders’ equity in the Condensed Consolidated Balance Sheets. During the six months ended March 31, 2025, the Company paid the remaining excise tax due in connection with the 2022 Repurchase Authorization, totaling $11.4 million.

Accumulated Other Comprehensive Income (Loss)

The following is a summary of the components of accumulated other comprehensive income (loss), net of tax for the six months ended March 31, 2025 and 2024 (in thousands):

		Unrealized
		Gains (Losses)
		on Available-		Pension
	Currency	for-Sale	Gains (Losses)	Liability
	Translation	Securities	on Derivative	Adjustments
	Adjustments	Net of tax	Net of tax	Net of tax	Total
Balance at September 30, 2023	$(88,448)	$(5,135)	$31,487	$(330)	$(62,426)
Other comprehensive income (loss) before reclassifications	25,725	3,276	(8,288)	(61)	20,652
Amounts reclassified from accumulated other comprehensive loss	—	—	—	46	46
Balance at March 31, 2024	$(62,723)	$(1,859)	$23,199	$(345)	$(41,728)

		Unrealized
		Gains (Losses)
		on Available-		Pension
	Currency	for-Sale	Gains (Losses)	Liability
	Translation	Securities	on Derivative	Adjustments
	Adjustments	Net of tax	Net of tax	Net of tax	Total
Balance at September 30, 2024	$(34,170)	$(263)	$21,468	$(499)	$(13,464)
Other comprehensive income (loss) before reclassifications	(23,860)	363	(5,088)	(136)	(28,721)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	36	36
Balance at March 31, 2025	$(58,030)	$100	$16,380	$(599)	$(42,149)

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

10. Revenue from Contracts with Customers

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers in a manner that depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following is revenue by significant business line for the three and six months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Significant Business Line
Multiomics	$63,522	$62,218	$129,820	$124,938
Core Products (1)	47,969	44,844	97,668	93,730
Sample Repository Services	31,927	29,293	63,440	59,412
Total revenue	$143,418	$136,355	$290,928	$278,080

(1) Core Products are Automated Stores, Cryogenic Systems, Automated Sample Tube, Consumables and Instruments and Controlled Rate Thawing Devices.

Contract Balances

Accounts Receivable, Net. Accounts receivable represent rights to consideration in exchange for products or services that have been transferred by the Company, when payment is unconditional and only the passage of time is required before payment is due. Accounts receivable do not bear interest and are recorded at the invoiced amount. The Company maintains an allowance for expected credit losses representing its best estimate of probable credit losses related to its existing accounts receivable and their net realizable value. The Company determines the allowance for expected credit losses based on a number of factors, including an evaluation of customer credit worthiness, the age of the outstanding receivables, economic trends, historical experience, and other information through the payment periods. Accounts receivable, net were $149.5 million and $156.3 million at March 31, 2025 and September 30, 2024, respectively.

Contract Assets. Contract assets represent rights to consideration in exchange for products or services that have been transferred by the Company and payment is conditional on something other than the passage of time. These amounts typically relate to contracts where the right to invoice the customer is not present until completion of the contract or the achievement of specified milestones and the value of the products or services transferred exceed this constraint. Contract assets are classified as current as they are expected to convert to cash within one year. Contract asset balances which are included within “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheet, were $31.0 million and $28.9 million at  March 31, 2025 and  September 30, 2024, respectively. Revenue of $29.2 million recognized during the six months ended March 31, 2025 and $24.8 million recognized during the six months ended March 31, 2024 contributed to the contract asset balances at  March 31, 2025 and March 31, 2024, respectively.

Contract Liabilities. Contract liabilities represent the Company’s obligation to transfer products or services to a customer for which consideration has been received, or for which an amount of consideration is due from the customer. Contract assets and liabilities are reported on a net basis at the contract level, depending on the contract’s position at the end of each reporting period. Contract liabilities are included within “Deferred revenue” in the Condensed Consolidated Balance Sheet. Contract liabilities were $41.6 million and $30.5 million at March 31, 2025 and  September 30, 2024, respectively. The Company recognized revenues of $14.6 million and $19.7 million in the six months ended March 31, 2025 and 2024, respectively, that were included in the contract liability balance at the beginning of each period.

Remaining Performance Obligations. Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year and for which fulfillment of the contract has started as of the end of the reporting period. The aggregate amount of transaction consideration allocated to remaining performance obligations as of March 31, 2025 was $83.8 million. The following table summarizes when the Company expects to recognize the remaining performance obligations as revenue; the Company will recognize revenue associated with these performance obligations as transfer of control occurs (in thousands):

	As of March 31, 2025
	Less than 1 Year	Greater than 1 Year	Total
Remaining performance obligations	$54,860	$28,946	$83,806

11. Stock-Based Compensation

In accordance with the Company's 2020 Equity Incentive Plan, the Company may issue to eligible employees options to purchase shares of the Company’s common stock, restricted stock units and other equity incentives which vest upon the satisfaction of a performance condition and/or a service condition. In addition, the Company issues common stock to participating employees pursuant to an employee stock purchase plan, and may issue common stock awards and deferred restricted stock units to members of its Board of Directors in accordance with its Board of Director compensation program.

2020 Equity Incentive Plan

The following table reflects the total stock-based compensation expense for continuing operations recorded during the three and six months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Restricted stock units	$7,820	$5,092	$12,435	$7,741
Employee stock purchase plan	211	318	469	670
Total stock-based compensation expense	$8,031	$5,410	$12,904	$8,411

The Company recorded $0.3 million and $0.2 million of stock-based compensation expense for discontinued operations during the three months ended March 31, 2025 and 2024, respectively, and $0.5 million and $0.4 million of stock-based compensation expense for discontinued operations during the six months ended March 31, 2025 and 2024, respectively.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the six months ended March 31, 2025:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding as of September 30, 2024	764,111	$59.65
Granted	558,839	$47.50
Vested	(171,507)	$60.03
Forfeited	(92,961)	$81.65
Outstanding as of March 31, 2025	1,058,482	$51.05

Awards vested during the six months ended March 31, 2025 per the table above include 9,209 shares for discontinued operations. The fair value of restricted stock units vested during the six months ended March 31, 2025 was $7.2 million for continuing operations.

As of March 31, 2025, the future unrecognized stock-based compensation expense related to restricted stock units for continuing operations expected to vest is $32.2 million and is expected to be recognized over an estimated weighted average amortization period of 1.8 years.

Restricted stock units granted with performance goals may also have a required service period following the achievement of all or a portion of the performance goals. The following table reflects restricted stock units granted during the six months ended March 31, 2025 and 2024:

	Six Months Ended March 31,
	2025	2024
Time-based restricted stock units	403,150	220,174
Performance-based restricted stock units	155,689	388,532
Total units	558,839	608,706

All restricted stock units granted during the six months ended March 31, 2025 included in the table above relate to continuing operations. Restricted stock units granted during the six months ended March 31, 2024 included in the table above include 31,475 units related to discontinued operations.

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

In October 2023, the Company’s Board of Directors approved an amendment to the performance goals associated with the previously issued performance-based restricted stock units for all impacted employees, excluding members of the executive team. The performance goals, as amended, are more reflective of the current macroeconomic environment and consideration toward employee retention in the competitive life sciences industry. Before the amendment, the original performance goals were not expected to be satisfied. Subsequent to the amendment, vesting became probable based on the forecasted achievement of the amended performance goals. The amendment of these restricted stock units is treated as a modification with the total potential maximum compensation cost of $3.8 million recognized over the service period through November 2025. The Company recorded expense of $0.3 million and $0.9 million in the three and six months ended March 31, 2025, respectively, related to the modified awards.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured and recorded at fair value on a recurring basis in the Condensed Consolidated Balance Sheets as of March 31, 2025 and  September 30, 2024 (in thousands):

	As of March 31, 2025
Description	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$120,491	$119,989	$502	$—
Available-for-sale securities	251,478	23,743	227,735	—
Investment in equity securities	2,100	—	—	2,100
Total assets	$374,069	$143,732	$228,237	$2,100
Liabilities:
Net investment hedge	10,500	—	10,500	—
Foreign exchange contracts	340	—	340	—
Total liabilities	$10,840	$—	$10,840	$—

	As of September 30, 2024
Description	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$157,990	$157,990	$—	$—
Available-for-sale securities	198,616	37,584	161,032	—
Convertible debt securities	2,000	—	—	2,000
Foreign exchange contracts	9	—	9	—
Total assets	$358,615	$195,574	$161,041	$2,000
Liabilities:
Net investment hedge	1,915	—	1,915	—
Foreign exchange contracts	213	$—	$213	$—
Total liabilities	$2,128	$—	$2,128	$—

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

During the first quarter of fiscal year 2025, the Company converted the convertible notes into 420,000 shares of preferred stock of the private company. The conversion did not result in the recognition of additional gain or loss on the convertible notes. The shares of preferred stock are equity securities and within the scope of ASC 321, Investments - Equity Securities. The Company elected the measurement alternative for its investment in the shares of preferred stock of the private company because the shares of preferred stock do not have a readily determinable fair value. As of March 31, 2025, the carrying value of the investment in the shares of preferred stock of the private company was $2.1 million and is included in “Other assets” on the Condensed Consolidated Balance Sheets. The fair value determination is based on unobservable inputs (Level 3 on the fair value hierarchy) which were based on the best information available in the circumstance, including transaction pricing, recent acquisition, and market participant assumptions. The unobservable inputs used in the determination of the fair value of assets classified as Level 3 have an inherent measurement uncertainty that if changed could result in higher or lower fair value measurements of the assets as of the reporting date.

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

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three and six months ended March 31, 2025 and 2024, the Company did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

13. Income Taxes

The Company recorded income tax expense of $7.7 million and $11.2 million during the three and six months ended March 31, 2025, respectively. The tax expense for the three and six months ended March 31, 2025 was primarily driven by a $6.6 million tax expense related to a change in the indefinite reinvestment assertion and the expectation to repatriate cash to the United States from a China subsidiary. The tax expense is also driven by profits in foreign jurisdictions and current state income taxes in jurisdictions where the Company does not have a net operating loss carryover. Additionally, tax expense is generated on a global loss because the Company does not benefit from the U.S. tax loss due to a valuation allowance against U.S. deferred tax assets.

The Company recorded an income tax expense of $1.2 million and $2.6 million during the three and six months ended March 31, 2024, respectively. The tax expense was primarily driven by a $1.7 million charge related to a valuation allowance recorded against deferred tax assets in a foreign subsidiary during the three months ended March 31, 2024. Tax expense also includes $0.5 million of stock compensation shortfall expense for tax deductions that were lower than the associated book compensation expense during the six months ended March 31, 2024 and $0.7 million of expenses related to a valuation allowance on beginning of year U.S. state deferred tax assets.

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

The Company has generated U.S. pre-tax losses in recent years and provided a valuation allowance against U.S. deferred tax assets during fiscal year 2024. The Company expects to generate a U.S. book loss during fiscal year 2025 and expects a valuation allowance of $16 million in the United States against its net deferred tax assets for fiscal year 2025.

The Company also maintains a valuation allowance against net deferred tax assets on certain foreign tax-paying components.

The Company has provided for deferred income taxes of $6.6 million related to a change in the indefinite reinvestment assertion for its operations in China on $62 million of unremitted earnings. The tax expense is driven by foreign withholding taxes and state income taxes. The Company maintains its general assertion of indefinite reinvestment on the remaining unremitted foreign earnings.

The Company maintains liabilities for unrecognized tax benefits based on its estimates and assumptions. The Company recognizes interest related to unrecognized tax benefits as a component of the income tax provision or benefit. The Company recognized minimal interest expense related to its unrecognized tax benefits during the three and six months ended March 31, 2025.

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

14. Net Loss per Share

The calculations of basic and diluted net loss per share and basic and diluted weighted average shares outstanding are as follows for the three and six months ended March 31, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Loss from continuing operations	$(18,185)	$(16,202)	$(27,606)	$(23,394)
Loss from discontinued operations, net of tax	(22,271)	(120,678)	(26,190)	(129,210)
Net loss	(40,456)	(136,880)	(53,796)	(152,604)

Weighted average common shares outstanding used in computing basic loss per share	45,732	55,440	45,658	56,078
Weighted average common shares outstanding used in computing diluted loss per share	45,732	55,440	45,658	56,078

Basic net loss per share:
Loss from continuing operations	$(0.40)	$(0.29)	$(0.60)	$(0.42)
Loss from discontinued operations, net of tax	(0.49)	(2.18)	(0.57)	(2.30)
Basic net loss per share	$(0.88)	$(2.47)	$(1.18)	$(2.72)

Diluted net loss per share:
Loss from continuing operations	$(0.40)	$(0.29)	$(0.60)	$(0.42)
Loss from discontinued operations, net of tax	(0.49)	(2.18)	(0.57)	(2.30)
Diluted net loss per share	$(0.88)	$(2.47)	$(1.18)	$(2.72)

As a result of incurring a net loss from continuing operations for the three and six months ended March 31, 2025 and 2024, outstanding restricted stock units and shares issued by the Company under the employee stock purchase plan were excluded from the computation of diluted loss per share as their effect would be antidilutive to earnings per share for continuing operations based on the treasury stock method. The following table contains all potentially dilutive common stock equivalents for the three and six months ended March 31, 2025 and 2024.

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Time-based restricted stock units	81,167	78,361	110,447	89,752
Performance-based restricted stock units	83,071	68,042	70,898	45,177
Employee stock purchase plan	6,714	—	3,243	—
	170,952	146,403	184,588	134,929

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

The following is the summary of the financial information for the Company’s operating and reportable segments for the three and six months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Revenue:
Sample Management Solutions	$79,896	$74,137	$161,108	$153,142
Multiomics	63,522	62,218	129,820	124,938
Total revenue	$143,418	$136,355	$290,928	$278,080

Adjusted operating income (loss):
Sample Management Solutions	$4,613	$(1,457)	$6,930	$(2,073)
Multiomics	(5,296)	(2,880)	(7,796)	(6,144)
Segment adjusted operating loss	(683)	(4,337)	(866)	(8,217)

Amortization of completed technology	2,308	2,067	3,808	3,923
Amortization of other intangible assets	3,803	5,152	8,376	10,523
Transformation costs (1)	5,183	4,095	8,229	4,136
Restructuring charges	3,580	3,428	4,011	4,214
Impairment of intangible assets	—	4,658	—	4,658
Merger and acquisition costs and costs related to share repurchase (2)	688	426	2,258	4,747
Other unallocated corporate expenses	(94)	50	(44)	40
Total operating loss	(16,151)	(24,213)	(27,504)	(40,458)
Interest income, net	4,489	9,479	8,787	19,434
Other income (expense), net	1,157	(268)	2,360	250
Loss before income taxes	$(10,505)	$(15,002)	$(16,357)	$(20,774)

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

The following is the summary of the asset information for the Company’s reportable segments as of March 31, 2025 and  September 30, 2024 (in thousands):

Assets:	March 31, 2025	September 30, 2024
Sample Management Solutions	$847,215	$859,353
Multiomics	450,641	462,825
Total assets	$1,297,856	$1,322,178

The following is a reconciliation of the segment assets to the corresponding amounts presented in the Condensed Consolidated Balance Sheets as of March 31, 2025 and  September 30, 2024 (in thousands):

	March 31,	September 30,
	2025	2024
Segment assets	$1,297,856	$1,322,178
Cash and cash equivalents, restricted cash and marketable securities	513,319	490,707
Deferred tax assets	731	837
General corporate assets	9,302	23,631
Assets held for sale	220,717	262,688
Total assets	$2,041,925	$2,100,041

Revenue from external customers is attributed to geographic areas based on locations in which the product is shipped. Net revenue by geographic area for the three and six months ended March 31, 2025 and 2024 are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Geographic Location:
United States	$89,943	$87,735	$183,412	$177,861
China	12,739	13,646	27,626	28,544
United Kingdom	8,083	5,625	15,881	11,301
Rest of Europe	25,259	22,393	49,578	45,123
Asia Pacific/Other	7,394	6,956	14,431	15,251
Total revenue	$143,418	$136,355	$290,928	$278,080

For the three and six months ended March 31, 2025 and 2024, the Company did not have any individual customers that accounted for 10% or more of its consolidated revenue. As of March 31, 2025 and September 30, 2024, there were no customers that accounted for more than 10% of the Company's accounts receivable balance.

16. Commitments and Contingencies

Contingencies

The Company is subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. The Company cannot predict the ultimate outcome of such legal proceedings or, in certain instances, provide reasonable ranges of potential losses. The Company considers all claims on a quarterly basis and based on known facts assesses whether potential losses are considered reasonably possible, probable, and estimable. Based upon this assessment, the Company then evaluates disclosure requirements and whether to accrue for such claims in the Condensed Consolidated Financial Statements. At March 31, 2025 and as of the date of filing of these Condensed Consolidated Financial Statements, the Company believes that, other than the claims related to Edwards disclosed in Note 3, Discontinued Operations, no material provision for liability nor disclosure is required related to any claims. In the event of unexpected subsequent developments and given the inherent unpredictability of these matters, there can be no assurance that the Company’s assessment of any claim will reflect the ultimate outcome, and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated financial position or results of operations in particular quarterly or annual periods.

Tariff Matter

With the assistance of a third-party consultant, during the first quarter of fiscal year 2021, the Company initiated a review of the value of transactions it used for intercompany imports into the U. S. from its GENEWIZ business. As a result of this review and an interpretation surrounding the valuation method used to calculate the estimated transaction value, the Company revised its estimate of the tariffs owed and paid $5.9 million to U.S. customs authorities in fiscal year 2022 related to transactions prior to  December 2021. In  July 2024, the Company paid approximately $2.5 million in tariffs as well as interest related to the imports from its GENEWIZ business into the U.S. during the period from December 2021 to  July 2024. As of March 31, 2025, the Company does not anticipate any penalties associated with this payment because its valuation methodology was accepted by U.S. customs authorities during previous voluntary disclosures. It is expected that U.S. customs authorities will issue the final audit results for these periods by the end of the fourth quarter of fiscal year 2025.

Purchase Commitments

As of March 31, 2025, the Company had non-cancellable commitments of $57.2 million, comprised of purchase orders for inventory of $44.2 million and other operating expense commitments of $13.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes contained in the 2024 Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below and in the forward-looking statements. Factors that could cause or contribute to these differences include, without limitation, those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations or “MD&A”, as well as those described in the 2024 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q under “Information Related to Forward-Looking Statements”, Part I, Item 1A “Risk Factors” in the 2024 Annual Report on Form 10-K and Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. All dollar amounts in the below MD&A are presented in U.S. dollars, unless otherwise noted or the context otherwise provides.

Our MD&A is organized as follows:

●

Overview. This section provides a general description of our business and operating segments as well as a brief discussion and overall analysis of our business and financial performance, including key developments affecting us during the three and six months ended March 31, 2025 and 2024.

●

Critical Accounting Policies and Estimates. This section discusses accounting policies and estimates that require us to exercise subjective or complex judgments in their application. We believe these accounting policies and estimates are important to understanding the assumptions and judgments incorporated in our reported financial results.

●	Results of Operations. This section provides an analysis of our financial results for the three and six months ended March 31, 2025 compared to the three and six months ended March 31, 2024.

●	Liquidity and Capital Resources. This section provides an analysis of our liquidity and changes in cash flows as well as a discussion of contractual commitments.

Plan to Sell B Medical Systems Business

During the first quarter of fiscal year 2025, the Company announced that it is pursuing a sale of its B Medical Systems business, a manufacturer and global distributor of medical refrigeration devices based in Luxembourg. This strategic action is intended to simplify the Company’s portfolio and allow management to focus on driving revenue growth and profitability in its core Sample Management Solutions and Multiomics segments. The B Medical Systems segment has been classified as held for sale and a discontinued operation under generally accepted accounting principles in the United States, or GAAP. Unless otherwise noted, this MD&A relates solely to our continuing operations and excludes the operations of our B Medical Systems business.

OVERVIEW

We are a leading global provider of biological and chemical compound sample exploration and management solutions for the life sciences industry. We entered the life sciences market in 2011, leveraging our in-house precision automation and cryogenics capabilities that we were then applying in the semiconductor manufacturing market. This led us to develop solutions for automated ultra-cold storage. Since then, we have expanded our life sciences offerings through internal investments and through a series of acquisitions. We support our customers from research and clinical development to commercialization with our sample management and automated storage, as well as genomic services expertise to help our customers bring impactful therapies to market faster. We understand the importance of sample integrity and offer a broad portfolio of products and services supporting customers at every stage of the life cycle of samples including procurement, automated storage systems, genomic services and a multitude of sample consumables, informatics and data software, along with sample repository services. Our expertise, global footprint and leadership positions enable us to be a trusted global partner to pharmaceutical, biotechnology and life sciences research institutions. In total, we employ approximately 3,000 full-time employees, part-time employees and contingent workers worldwide as of March 31, 2025 and have sales in approximately 86 countries. We are headquartered in Burlington, Massachusetts and have operations in North America, Asia, and Europe.

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

Business and Financial Performance

Basis of Presentation

Our condensed consolidated financial statements are prepared in accordance with GAAP.

Financial Performance

Our performance for the three and six months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
In thousands	2025	2024	2025	2024
Revenue	$143,418	$136,355	$290,928	$278,080
Cost of revenue	77,532	75,691	156,371	155,673
Gross profit	65,886	60,664	134,557	122,407
Operating expenses
Research and development	6,869	7,733	13,249	15,046
Selling, general and administrative	71,588	69,058	144,801	138,947
Impairment of intangible assets	—	4,658	—	4,658
Restructuring charges	3,580	3,428	4,011	4,214
Total operating expenses	82,037	84,877	162,061	162,865
Operating loss	(16,151)	(24,213)	(27,504)	(40,458)
Other income
Interest income, net	4,489	9,479	8,787	19,434
Other income (expense), net	1,157	(268)	2,360	250
Loss before income taxes	(10,505)	(15,002)	(16,357)	(20,774)
Income tax expense	7,680	1,200	11,249	2,620
Loss from continuing operations	(18,185)	(16,202)	(27,606)	(23,394)
Loss from discontinued operations, net of tax	(22,271)	(120,678)	(26,190)	(129,210)
Net loss	$(40,456)	$(136,880)	$(53,796)	$(152,604)

Revenue increased 5% for both the three and six months ended March 31, 2025 compared to the corresponding periods in the prior fiscal year, driven by revenue growth in both our Sample Management Solutions and Multiomics segments. The revenue growth in our Sample Management Solutions segment was primarily driven by strong performance in Sample Repository Solutions and Core Products, particularly in Consumables and Instruments and Clinical Stores Systems. The revenue growth in our Multiomics segment was primarily driven by Next Generation Sequencing services, partially offset by declines in Sanger sequencing and Gene Synthesis services. Gross margin was 46% for both the three and six months ended March 31, 2025 compared to 44% for both the corresponding periods in the prior fiscal year. The gross margin increase was primarily driven by higher revenue and gross margin expansion across the business, particularly in our Sample Management Solutions segment, mostly driven by operational efficiencies, sales mix, and the impact of certain non-recurring items recorded in the corresponding periods in the prior fiscal year. Operating expenses for the three and six months ended March 31, 2025 decreased $2.8 million and $0.8 million, respectively, compared to the corresponding periods in the prior fiscal year, primarily driven by the non-recurring impairment of intangible assets recorded in three months ended March 31, 2024 and lower research and development expense, partially offset by higher stock-based compensation expense and higher transformation costs. We generated a loss from continuing operations of $18.2 million and $27.6 million, respectively, for the three and six months ended March 31, 2025 compared to loss from continuing operations of $16.2 million and $23.4 million, respectively, for the corresponding periods in the prior fiscal year, primarily driven by lower interest income and higher income tax expense, partially offset by higher revenue and operational efficiencies. We generated a net loss of $40.5 million and $53.8 million, respectively, for the three and six months ended March 31, 2025 compared to a net loss of $136.9 million and $152.6 million, respectively, for the three and six months ended March 31, 2024, primarily due to decreased loss from discontinued operations offsetting the increased loss from continuing operations.

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

RESULTS OF OPERATIONS

Please refer to the commentary provided below for further discussion and analysis of the factors contributing to our results from operations for the three and six months ended March 31, 2025 compared to the three and six months ended March 31, 2024.

Non-GAAP Financial Measures

Non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. Management adjusts the GAAP results for the impact of amortization and impairment of intangible assets, transformation costs, restructuring charges, governance-related matters, merger and acquisition costs and costs related to share repurchase, and other unallocated corporate expenses to provide investors better perspective on the results of operations which the Company believes is more comparable to the similar analysis provided by its peers. Management also excludes special charges and gains, such as gains and losses from the sale of assets, certain tax benefits and charges, as well as other gains and charges that are not representative of the normal operations of the business. Management strongly encourages investors to review our financial statements and publicly filed reports in their entirety and not rely on any single measure. A reconciliation of non-GAAP measures to the most nearly comparable GAAP measures is included under “Operating Income (Loss)” and “Gross Margin” below.

Revenue

Our revenue performance for the three and six months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,			Six Months Ended March 31,
			% Change			% Change
In thousands, except percentages	2025	2024	2025 v. 2024	2025	2024	2025 v. 2024
Sample Management Solutions	$79,896	$74,137	7.8%	$161,108	$153,142	5.2%
Multiomics	63,522	62,218	2.1%	129,820	124,938	3.9%
Total revenue	$143,418	$136,355	5.2%	$290,928	$278,080	4.6%

Our Sample Management Solutions segment revenue for the three and six months ended March 31, 2025 increased 8% and 5%, respectively, compared to the corresponding prior fiscal year periods driven by revenue growth in both Sample Repository Services and Core Products businesses, particularly in Consumables and Instruments and Clinical Stores Systems.

Our Multiomics segment revenue for the three and six months ended March 31, 2025 increased 2% and 4%, respectively, compared to the corresponding prior fiscal year periods driven by revenue growth in Next Generation Sequencing services, partially offset by declines in Gene Synthesis and Sanger sequencing services.

Revenue generated outside the United States was 37.3% and 37.0% of total revenue, respectively, for the three and six months ended March 31, 2025 compared to 35.7% and 36.0% of total revenue, respectively, for the three and six months ended March 31, 2024.

Operating Income (Loss)

Our operating income (loss) performance for the three and six months ended March 31, 2025 and 2024 is as follows (in thousands, except percentages):

	Three Months Ended March 31,
	Sample Management Solutions		Multiomics
	2025	2024	2025	2024
Revenue:	$79,896	$74,137	$63,522	$62,218

Operating income (loss):
Operating income (loss)	$567	$(2,894)	$(6,132)	$(3,920)
Amortization of completed technology	1,449	1,028	859	1,040
Amortization of other intangible assets	—	52	—	—
Transformation costs(1)	2,606	359	—	—
Restructuring charges	—	—	(23)	—
Other adjustments	(9)	(2)	—	—
Total adjusted operating income (loss)	$4,613	$(1,457)	$(5,296)	$(2,880)
Operating margin	0.7%	(3.9)%	(9.7)%	(6.3)%
Adjusted operating margin	5.8%	(2.0)%	(8.3)%	(4.6)%

	Three Months Ended March 31,
	Segment		Corporate		Azenta Total
	2025	2024	2025	2024	2025	2024
Revenue:	$143,418	$136,355	$—	$—	$143,418	$136,355

Operating loss:
Operating loss	$(5,565)	$(6,814)	$(10,586)	$(17,399)	$(16,151)	$(24,213)
Amortization of completed technology	2,308	2,068	—	(1)	2,308	2,067
Amortization of other intangible assets	—	52	3,803	5,100	3,803	5,152
Transformation costs(1)	2,606	359	2,577	3,736	5,183	4,095
Restructuring charges	(23)	—	3,603	3,428	3,580	3,428
Impairment of intangible assets	—	—	—	4,658	—	4,658
Merger and acquisition costs and costs related to share repurchase(2)	—	—	688	426	688	426
Other adjustments	(9)	(2)	—	2	(9)	—
Total adjusted operating income (loss)	$(683)	$(4,337)	$85	$(50)	$(598)	$(4,387)
Operating margin	(3.9)%	(5.0)%			(11.3)%	(17.8)%
Adjusted operating margin	(0.5)%	(3.2)%			(0.4)%	(3.2)%

	Six Months Ended March 31,
	Sample Management Solutions		Multiomics
	2025	2024	2025	2024
Revenue:	$161,108	$153,142	$129,820	$124,938

Operating income (loss):
Operating income (loss)	$2,129	$(4,380)	$(9,519)	$(8,223)
Amortization of completed technology	2,088	1,843	1,720	2,080
Amortization of other intangible assets	—	103	—	—
Transformation costs(1)	2,709	359	—	—
Other adjustments	4	2	3	(1)
Total adjusted operating income (loss)	$6,930	$(2,073)	$(7,796)	$(6,144)
Operating margin	1.3%	(2.9)%	(7.3)%	(6.6)%
Adjusted operating margin	4.3%	(1.4)%	(6.0)%	(4.9)%

	Six Months Ended March 31,
	Segment		Corporate		Azenta Total
	2025	2024	2025	2024	2025	2024
Revenue:	$290,928	$278,080	$—	$—	$290,928	$278,080

Operating loss:
Operating loss	$(7,390)	$(12,603)	$(20,114)	$(27,855)	$(27,504)	$(40,458)
Amortization of completed technology	3,808	3,923	—	—	3,808	3,923
Amortization of other intangible assets	—	103	8,376	10,420	8,376	10,523
Transformation costs(1)	2,709	359	5,520	3,777	8,229	4,136
Restructuring charges	—	—	4,011	4,214	4,011	4,214
Impairment of intangible assets	—	—	—	4,658	—	4,658
Merger and acquisition costs and costs related to share repurchase(2)	—	—	2,258	4,747	2,258	4,747
Other adjustments	7	1	(7)	(2)	—	(1)
Total adjusted operating income (loss)	$(866)	$(8,217)	$44	$(41)	$(822)	$(8,258)
Operating margin	(2.5)%	(4.5)%			(9.5)%	(14.5)%
Adjusted operating margin	(0.3)%	(3.0)%			(0.3)%	(3.0)%

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

Operating income for the Sample Management Solutions segment was $0.6 million and $2.1 million, respectively, for the three and six months ended March 31, 2025 compared to an operating loss of $2.9 million and $4.4 million, respectively, in the corresponding periods in the prior fiscal year. The Sample Management Solutions segment operating margin increased 461 basis points and 418 basis points, respectively, for the three and six months ended March 31, 2025 compared to the corresponding periods in the prior fiscal year. The increases in operating income and operating margin were primarily driven by higher revenue and gross margin expansion, partially offset by increased transformation costs. Adjusted operating income was $4.6 million and $6.9 million, respectively, for the three and six months ended March 31, 2025 compared to adjusted operating loss of $1.5 million and $2.1 million, respectively, in the corresponding periods in the prior fiscal year. Adjusted operating margin increased 774 basis points and 566 basis points, respectively, for the three and six months ended March 31, 2025 compared to the corresponding periods in the prior fiscal year. Adjusted operating income and margin exclude the impact of amortization of intangible assets, transformation costs and other adjustments.

Operating loss for the Multiomics segment was $6.1 million and $9.5 million, respectively, for the three and six months ended March 31, 2025 compared to an operating loss of $3.9 million and $8.2 million, respectively, in the corresponding periods in the prior fiscal year. The Multiomics segment operating margin decreased 335 basis points and 75 basis points, respectively, for the three and six months ended March 31, 2025 compared to the corresponding periods in the prior fiscal year. The increase in operating loss and decrease in operating margin were primarily driven by lower revenue for Gene Synthesis and Sanger sequencing services, partially offset by higher revenue and gross margin expansion for Next Generation Sequencing services. Adjusted operating loss was $5.3 million and $7.8 million, respectively, for the three and six months ended March 31, 2025 compared to adjusted operating loss of $2.9 million and $6.1 million, respectively, in the corresponding periods in the prior fiscal year. Adjusted operating margin decreased 371 basis points and 109 basis points, respectively, for the three and six months ended March 31, 2025 compared to the corresponding periods in the prior fiscal year. Adjusted operating loss and margin exclude the impact of amortization related to completed technology, restructuring charges and other adjustments.

Gross Margin

Our gross margin performance for the three and six months ended March 31, 2025 and 2024 is as follows (in thousands, except percentages):

	Three Months Ended March 31,
	Sample Management Solutions		Multiomics		Azenta Total
	2025	2024	2025	2024	2025	2024
Revenue	$79,896	$74,137	$63,522	$62,218	$143,418	$136,355

Gross profit	$38,251	$32,943	$27,635	$27,721	$65,886	$60,664
Adjustments:
Amortization of completed technology	1,449	1,028	859	1,040	2,308	2,068
Transformation costs(1)	—	359	—	—	—	359
Other adjustments	(9)	—	—	—	(9)	—
Adjusted gross profit	$39,691	$34,330	$28,494	$28,761	$68,185	$63,091
Gross margin	47.9%	44.4%	43.5%	44.6%	45.9%	44.5%
Adjusted gross margin	49.7%	46.3%	44.9%	46.2%	47.5%	46.3%

	Six Months Ended March 31,
	Sample Management Solutions		Multiomics		Azenta Total
	2025	2024	2025	2024	2025	2024
Revenue	$161,108	$153,142	$129,820	$124,938	$290,928	$278,080

Gross profit	$76,366	$66,215	$58,191	$56,192	$134,557	$122,407
Adjustments:
Amortization of completed technology	2,088	1,843	1,720	2,080	3,808	3,923
Transformation costs(1)	52	359	—	—	52	359
Other adjustments	—	—	—	—	—	—
Adjusted gross profit	$78,506	$68,417	$59,911	$58,272	$138,417	$126,689
Gross margin	47.4%	43.2%	44.8%	45.0%	46.3%	44.0%
Adjusted gross margin	48.7%	44.7%	46.2%	46.6%	47.6%	45.6%

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

The Sample Management Solutions segment gross margin increased 344 basis points and 416 basis points, respectively, for the three and six months ended March 31, 2025 compared to the corresponding periods in the prior fiscal year. Adjusted gross margin increased 337 basis points and 405 basis points, respectively, for the three and six months ended March 31, 2025, compared to the corresponding periods in the prior fiscal year. The increases in gross margin and adjusted gross margin were primarily driven by higher revenue, operational efficiencies, sales mix, and the impact of certain non-recurring items recorded in the same period last year.

The Multiomics segment gross margin decreased 105 basis points and 15 basis points, respectively, for the three and six months ended March 31, 2025 compared to the corresponding periods in the prior fiscal year. Adjusted gross margin decreased 137 basis points and 44 basis points, respectively, for the three and six months ended March 31, 2025 compared to the corresponding periods in the prior fiscal year. The decreases in gross margin and adjusted gross margin were primarily driven by lower revenue for Gene Synthesis and Sanger sequencing services, partially offset by higher revenue and operational efficiency for Next Generation Sequencing services.

Research and Development Expenses

Our research and development expenses for the three and six months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,				Six Months Ended March 31,
	2025		2024		2025		2024
	In thousands	% of Revenue	In thousands	% of Revenue	In thousands	% of Revenue	In thousands	% of Revenue
Sample Management Solutions	$4,102	5.1%	$4,609	6.2%	$7,885	4.9%	$8,996	5.9%
Multiomics	2,767	4.4%	3,124	5.0%	5,364	4.1%	6,050	4.8%
Total research and development expense	$6,869	4.8%	$7,733	5.7%	$13,249	4.6%	$15,046	5.4%

Total research and development expenses decreased $0.9 million and $1.8 million, respectively, for the three and six months ended March 31, 2025 compared to the corresponding periods in the prior fiscal year, driven by cost reduction initiatives across the business, primarily decreased compensation and benefits expense.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three and six months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,				Six Months Ended March 31,
	2025		2024		2025		2024
	In thousands	% of Revenue	In thousands	% of Revenue	In thousands	% of Revenue	In thousands	% of Revenue
Sample Management Solutions	$33,581	42.0%	$31,230	42.1%	$66,351	41.2%	$61,599	40.2%
Multiomics	31,022	48.8%	28,516	45.8%	62,348	48.0%	58,635	46.9%
Corporate	6,985	4.9%	9,312	6.8%	16,102	5.5%	18,713	6.7%
Total selling, general and administrative expense	$71,588	49.9%	$69,058	50.6%	$144,801	49.8%	$138,947	50.0%

Total selling, general and administrative expenses increased $2.5 million and $5.9 million, respectively, for the three and six months ended March 31, 2025 compared to the corresponding periods in the prior fiscal year, primarily due to higher stock-based compensation expense and one-time costs related to the Company's leadership changes, partially offset by decreased compensation and benefits expense and third-party service expenses.

Restructuring Charges

Restructuring charges were $3.6 million for the three months ended March 31, 2025, an increase of $0.2 million compared to the corresponding period in the prior fiscal year. Restructuring charges were $4.0 million for the six months ended March 31, 2025, a decrease of $0.2 million compared to the corresponding period in the prior fiscal year. Please refer to Note 7, Restructuring in the notes to the unaudited condensed consolidated financial statements included in the section titled “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Non-Operating Income

Interest income, net – We recorded interest income of $4.5 million and $8.8 million for the three and six months ended March 31, 2025, respectively, compared to $9.5 million and $19.4 million recorded for the three and six months ended March 31, 2024, respectively. The decrease in interest income year over year is due to decreased investments in marketable securities. Please refer to Note 4, Marketable Securities and Note 5, Derivative Instruments in the notes to the unaudited condensed consolidated financial statements included in the section titled “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Other income (expense), net – We recorded other income of $1.2 million for the three months ended March 31, 2025 compared to $0.2 million of other expense in the corresponding period in the prior fiscal year. We recorded other income of $2.4 million for the six months ended March 31, 2025, an increase of $2.1 million compared to the corresponding period in the prior fiscal year. Other income (expense) primarily relates to foreign exchange gains and losses resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities. The increase in the three and six months ended March 31, 2025 was also attributable to a $2.1 million gain from cash proceeds received from a cost method investment which had no cost basis.

Income Tax Expense

We recorded income tax expense of $7.7 million and $11.2 million during the three and six months ended March 31, 2025, respectively. The tax expense for the three and six months ended March 31, 2025 was primarily driven by a $6.6 million tax expense related to a change in the indefinite reinvestment assertion and the expectation to repatriate cash to the United States from a China subsidiary. The tax expense is also driven by profits in foreign jurisdictions and current state income taxes in jurisdictions where we do not have a net operating loss carryover. Additionally, tax expense is generated on a global loss because we do not benefit from the U.S. tax loss due to a valuation allowance against U.S. deferred tax assets.

We recorded income tax expense of $1.2 million and $2.6 million during the three and six months ended March 31, 2024, respectively. The tax expense was primarily driven by a $1.7 million of charge related to a valuation allowance recorded against deferred tax assets in a foreign subsidiary during the three months ended March 31, 2024. Tax expense also includes $0.5 million of stock compensation shortfall expense for tax deductions that were lower than the associated book compensation expense during the six months ended March 31, 2024 and $0.7 million of expenses related to a valuation allowance on beginning of year U.S. state deferred tax assets.

Discontinued Operations

During the first quarter of fiscal year 2025, following approval by our Board of Directors, we publicly announced our plan to sell the B Medical Systems business. Results related to the B Medical Systems segment are included within discontinued operations for the three and six months ended March 31, 2025 and 2024. Revenue from discontinued operations was $17.2 million and $22.8 million for the three months ended March 31, 2025 and 2024, respectively. Revenue from discontinued operations was $34.8 million and $35.4 million for the six months ended March 31, 2025 and 2024, respectively. Loss from discontinued operations, net of tax, was $22.3 million and $26.2 million for the three and six months ended March 31, 2025, respectively. Loss from discontinued operations was $120.7 million and $129.2 million for the three and six months ended March 31, 2024, respectively. Loss from discontinued operations includes only direct operating expenses incurred that (1) are clearly identifiable as costs being disposed of upon completion of the sale and (2) will not be continued by the Company on an ongoing basis. Indirect expenses which supported the B Medical Systems segment and remain part of continuing operations, are not reflected in loss from discontinued operations. Please refer to Note 3, Discontinued Operations, in the notes to the unaudited condensed consolidated financial statements included in the section titled “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2025, we had cash and cash equivalents, restricted cash, and marketable securities of $513.3 million and stockholders’ equity of $1.7 billion. We believe that our current cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least one year from the date of this Quarterly Report on Form 10-Q and for the foreseeable future thereafter. The current global economic environment makes it difficult for us to predict longer-term liquidity requirements with sufficient certainty. We may be unable to obtain financing that may be required on terms favorable to us, if at all. If adequate funds are not available to us on acceptable terms or otherwise, we may be unable to successfully develop or enhance products and services, respond to competitive pressures, or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business, financial condition and operating results.

Cash Flows and Liquidity

Our cash and cash equivalents, restricted cash and marketable securities for our continuing operations as of March 31, 2025 and September 30, 2024 are as follows:

In thousands	March 31, 2025	September 30, 2024
Cash and cash equivalents	$253,642	$280,030
Restricted cash	8,199	10,061
Short-term marketable securities	74,697	151,162
Long-term marketable securities	176,781	49,454
	$513,319	$490,707

As of March 31, 2025, we had $144.5 million of cash, cash equivalents and restricted cash held outside of the United States which are not currently needed for U.S. operations. We had approximately $52 million of cash in China as of March 31, 2025. We began repatriating the cash to the United States from China during the third quarter of the fiscal year 2025 and have provided for $6.6 million of deferred income taxes related to the repatriation plan as of March 31, 2025. Our marketable securities are generally readily convertible to cash without a material adverse impact.

Our cash flows on a total company consolidated basis for the six months ended March 31, 2025 and 2024 were as follows:

	Six Months Ended March 31,
In thousands	2025	2024
Net cash provided by operating activities	$44,201	$22,371
Net cash used in investing activities	(61,586)	(173,009)
Net cash used in financing activities	(10,280)	(185,542)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(4,459)	16,255
Net decrease in cash, cash equivalents and restricted cash	$(32,124)	$(319,925)

Cash inflows from operating activities for the six months ended March 31, 2025 were $44.2 million, primarily due to increased revenue and collections and a U.S. federal tax refund of $11.5 million received in the six months ended March 31, 2025. Investing activities for the six months ended March 31, 2025 include $236.2 million in purchases of marketable securities, partially offset by $184.6 million in sales and maturities of marketable securities. Financing activities for the six months ended March 31, 2025 include $11.4 million of excise tax payments related to our share repurchases settled in fiscal year 2024.

As of March 31, 2025, we had no outstanding debt on our balance sheet.

Capital Resources

Contractual Obligations and Requirements

As of March 31, 2025, we had non-cancellable commitments of $57.2 million comprised of purchase orders for inventory of $44.2 million and other operating expense commitments of $13.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, restricted cash and short-term and long-term investments and fluctuations in foreign currency exchange rates.

Interest Rate Exposure

Our cash and cash equivalents and restricted cash consist principally of money market securities which are short-term in nature. At March 31, 2025, our aggregate short-term and long-term investments were $251.5 million, consisting mostly of highly rated corporate debt securities and U.S. government backed securities. At March 31, 2025, there was no net unrealized loss position on marketable securities included in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. A hypothetical 100 basis point change in interest rates would result in a $2.0 million and $4.8 million change in interest income earned during the six months ended March 31, 2025 and 2024, respectively.

Currency Rate Exposure

We have transactions and balances denominated in currencies other than the functional currency of the transacting entity. Most of these transactions carrying foreign exchange risk are in Germany, the United Kingdom, and China. Sales in currencies other than the U.S. dollar were approximately 34% and 30% of our total sales, respectively, during the six months ended March 31, 2025 and 2024. These sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.

In the normal course of our business, we have liquid assets denominated in non-functional currencies which include cash, short-term advances between our legal entities and accounts receivable which are subject to foreign currency exposure. Such balances were $62.8 million and $63.9 million, respectively, at March 31, 2025 and September 30, 2024, and primarily relate to the Euro and British Pound. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to mitigate our exposures to currency movement. We incurred foreign currency losses of $1.1 million and $1.0 million during the six months ended March 31, 2025 and 2024, respectively, which related to the currency fluctuation on these balances between the time the transaction occurred and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates as of March 31, 2025 would result in an approximate change of $0.4 million in our net loss during the six months ended March 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025 due to the material weaknesses described below. Notwithstanding the material weaknesses, our chief executive officer and our chief financial officer have concluded that the Company’s unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles for each of the periods presented.

Material Weaknesses in Internal Control over Financial Reporting. As previously disclosed in the 2024 Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting as we did not design and maintain effective controls related to the review of the cash flow statement. This material weakness, which continues to exist as of March 31, 2025 resulted in immaterial misstatements in our Consolidated Statements of Cash Flows for the Q2 and Q3 interim periods during fiscal year 2023, the year ended September 30, 2023, the Q1, Q2, and Q3 interim periods during fiscal year 2024, the Q1 interim period during fiscal year 2025, and in our supplemental cash flow disclosures for the year ended September 30, 2022, each interim and annual period during fiscal year 2023 and the Q1, Q2 and Q3 interim periods during fiscal year 2024.

During the second quarter of fiscal year 2025, we identified an additional material weakness in our internal control over financial reporting, as we did not design and maintain effective controls related to the preparation and review of account reconciliations.  This material weakness resulted in immaterial misstatements in our Consolidated Financial Statements for the Q1 and Q2 interim periods during fiscal year 2025. We concluded this material weakness existed as of Q1 2025.

Additionally, the material weaknesses could result in misstatements of substantially all account balances and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected on a timely basis.

Remediation Plans

Statements of Cash Flows  -  During the three months ended December 31, 2024, we took steps to remediate the material weakness described above, including implementing a new cash flow reporting tool which automates the calculation of the effect of exchange rate changes on cash and cash equivalents, and we implemented and documented new processes and controls over the review of our consolidated statement of cash flows. We continued to monitor and evaluate the effectiveness of these changes to our controls during the quarter ended March 31, 2025.  While the new and enhanced controls have been designed and implemented, they have not operated for a sufficient period of time as of March 31, 2025 to assert the material weakness has been remediated.

Account Reconciliations – Our management is currently forming a plan to remediate the material weakness related to the preparation and review of account reconciliations described above. We intend to take the necessary steps to address this material weakness by designing and implementing controls to resolve the underlying cause of this material weakness. Our planned remediation actions currently include, but are not limited to, the following:

●

design and implementation of enhanced controls, operating at the level necessary to prevent and detect potential material misstatements and to aid in the detection of potential deviations in balance sheet accounts;

●

redesign and implementation of the balance sheet account reconciliation policy and approval process, incorporating enhanced training and establishing additional controls or control activities, with appropriate levels of evidence regarding aging, thresholds and supporting documentation; and

●	engagement with outside consultants to assist in certain aspects of the remediation plan.

These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time for management to conclude, through testing, that such controls are operating effectively. We are committed to continuing to improve our internal control over financial reporting, and as we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain remediation measures.

Changes in Internal Control over Financial Reporting. Other than the material weakness described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under the section titled “Risk Factors” in Part I, Item 1A of the 2024 Annual Report on Form 10-K. There have been no material changes from the risk factors disclosed in the 2024 Annual Report on Form 10-K, except as set forth below. We may disclose additional changes to risk factors or additional factors from time to time in our future filings with the SEC.

International trade disputes, including as a result of recently announced tariffs, could result in additional or increased tariffs, export controls or other trade restrictions that may have a material impact on our business.

We sell a significant number of products outside the United States, including in China and Africa. Based on the complex relationships among these countries and the United States, there is inherent risk that political, diplomatic and national security influences might lead to trade disputes, impacts and/or disruptions. In particular, any significant political or trade developments, such as those stemming from the change in the U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, in April 2025, the United States imposed broad tariffs on imports from virtually all countries, with particularly high tariffs on imports from China. Since this announcement, most tariffs for countries other than China have been suspended temporarily. In response to tariffs, some countries have implemented retaliatory tariffs on U.S. goods, while others seek to negotiate agreements regarding U.S.-imposed tariffs. Historically, tariffs have led to increased trade and political tensions and, to date, the outcome of the negotiations between the United States and the various countries is not yet clear. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Increases in tariffs, additional taxes or other trade restrictions and retaliatory measures may increasingly impact customer demand and customer investment in manufacturing equipment, increase our manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies, which could have a material adverse effect on our business, results of operations, or financial condition.

In addition, a portion of the manufacturing for our products and provision of services takes place in China through third-party manufacturers and service providers. The BIOSECURE Act that was recently passed by the U.S. House of Representatives is aimed at discouraging federal contracting with certain Chinese biotechnology companies for biotechnology equipment or services. If the BIOSECURE Act becomes law, its implementation has the potential to impact supply of our products and services. Additionally, if following the enactment and implementation of the BIOSECURE ACT we are required to change manufacturers or service providers for any reason, we will be required to verify that the new manufacturer or provider maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. We anticipate that the complexity of our processes may impact the amount of time it may take to secure a replacement manufacturer or provider and such delays could negatively affect our ability to develop and sell products and services, which could have a material adverse effect on our business, results of operations, or financial condition.

We have identified material weaknesses in our internal control over financial reporting which led to a conclusion that our internal control over financial reporting is not effective as of March 31, 2025. Our ability to remediate these material weaknesses, the discovery of additional material weaknesses, and our inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting, could adversely affect our results of operations, our stock price and investor confidence in our company.

Pursuant to SEC rules and regulations, our management is required to report on the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Quarterly, we perform activities that include reviewing, documenting and testing our internal control over financial reporting. If we fail to maintain the adequacy of our internal control over financial reporting, we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting. Failure to achieve and maintain effective internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock. This could result in significant expenses to remediate any internal control deficiencies and lead to a decline in our stock price.

We identified a material weakness in our internal control over financial reporting as of September 30, 2024, as we did not design and maintain effective controls related to the review of the cash flow statement. The material weakness resulted in immaterial misstatements in our Consolidated Statements of Cash Flows for the Q2 and Q3 interim periods during fiscal year 2023, the year ended September 30, 2023, the Q1, Q2, and Q3 interim periods during fiscal year 2024, the Q1 interim period during fiscal year 2025, and in our supplemental cash flow disclosures for the year ended September 30, 2022, each interim and annual period during fiscal year 2023 and the Q1, Q2 and Q3 interim periods during fiscal year 2024. This material weakness has not been remediated as of March 31, 2025. During the quarter ended March 31, 2025, we identified an additional material weakness in our internal control over financial reporting, as we did not design and maintain effective controls related to the preparation and review of account reconciliations. The material weakness resulted in immaterial misstatements in our consolidated interim financial statements for the quarters ended December 31, 2024 and March 31, 2025. Either of these material weaknesses could result in material misstatements of our interim or annual consolidated financial statements and related supplemental disclosures that would not be prevented or detected on a timely basis.

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

Our management has taken, and plans to take, actions to remediate the deficiencies in our internal control over financial reporting and will implement new processes, procedures and controls designed to address the underlying causes associated with each of these material weaknesses. While we expect to continue to implement our remediation plans throughout the fiscal year ended September 30, 2025, we cannot be certain as to when the remediation of either of these material weaknesses will be fully completed. During the course of completing our remedial actions, we may identify areas requiring improvement and may be required to design additional enhanced processes and controls to address issues identified through these processes. In addition, there can be no assurance that our remediation efforts will be successful, that our disclosure controls and procedures or internal control over financial reporting will be effective as a result of these efforts or that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods.

If we fail to remediate these material weaknesses or otherwise not maintain effective disclosure controls and procedures or internal control over financial reporting, we may not be able to rely on the integrity of our financial results or otherwise provide reliable financial statements, which could adversely affect our business decisions, result in inaccurate or late reporting of our financial results, as well as delays or the inability to meet our reporting obligations or to comply with SEC rules and regulations. Any of these could result in delisting actions by the Nasdaq Stock Market, investigation and sanctions by regulatory authorities, stockholder investigations and lawsuits, and could adversely affect our business, results of operations, ability to obtain financing and the trading price of our common stock.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2025, no director nor officer of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.

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

101

The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets; (ii) the unaudited Condensed Consolidated Statements of Operations; (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the unaudited Condensed Consolidated Statements of Cash Flows; (v) the unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity; and (vi) the Notes to the unaudited Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded in the iXBRL document.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AZENTA, INC.

Date: May 9, 2025	/s/ Lawrence Lin
Lawrence Lin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2025	/s/ Violetta A. Hughes
Violetta A. Hughes
Vice President and Chief Accounting Officer
(Principal Accounting Officer)