Form 10-Q
period 2025-06-30
Azenta, Inc.
filed 2025-08-06
CIK 933974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, August 1, 2025: common stock, $0.01 par value, and 45,839,728 shares outstanding.

AZENTA, INC.

PAGE NUMBER
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	4
Condensed Consolidated Balance Sheets as of June 30, 2025 and September 30, 2024 (unaudited)	4

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section-27A of the Securities Act of 1933, as amended, or the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking, terminology as “expect,” “estimate,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “likely” or similar statements or variations of such terms. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, margins, costs, operating expenses, tax expenses, capital expenditures, earnings, profitability, product development, demand, acceptance and market share, competitiveness, market opportunities and performance, levels of research and development, the success of our marketing, sales and service efforts, outsourced activities, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customers’ success, our management’s plans and objectives for our current and future operations and business focus, litigation, our ability to retain, hire and integrate skilled personnel, our ability to identify and address increased cybersecurity risks, including as a result of employees continuing to work remotely, the anticipated growth prospects of our business, the expected benefits and other statements relating to our divestitures and acquisitions, including the timing therefor, the adequacy, effectiveness and success of cost saving plans and our business transformation initiatives, our ability to continue to identify acquisition targets and successfully acquire and integrate desirable products and services and realize expected revenues and revenue synergies, our adoption of newly issued accounting guidance, the levels of customer spending, our dependence on key suppliers or vendors to obtain services for our business on acceptable terms, including the impact of supply chain disruptions, general economic conditions, the impact of inflation and tariffs, and the sufficiency of financial resources to support future operations and the material weaknesses in our internal control over financial reporting. Such statements are based on current expectations and involve risks, uncertainties, and other factors which may cause the actual results, our performance or our achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the risk factors which are set forth in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, or the “2024 Annual Report on Form 10-K”, filed with the Securities and Exchange Commission, or “SEC”, on November 27, 2024, as updated and/or supplemented in subsequent filings with the SEC, including as set forth in Part II, Item 1A "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May 9, 2025. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q and are based on information reasonably known to us at such time. We do not undertake any obligation to release revisions to these forward-looking statements, to reflect events or circumstances that occur after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence or effect of anticipated or unanticipated events. Precautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. Any additional precautionary statements made in our 2024 Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AZENTA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	June 30,	September 30,
	2025	2024

Assets
Current assets
Cash and cash equivalents	$270,040	$280,030
Short-term marketable securities	48,817	151,162
Accounts receivable, net of allowance for expected credit losses ($5,526 and $5,349, respectively)	124,535	156,273
Inventories	80,506	78,923
Short-term restricted cash	2,312	2,069
Prepaid expenses and other current assets	75,243	75,456
Current assets held for sale	77,025	88,894
Total current assets	678,478	832,807
Property, plant and equipment, net	153,641	155,622
Long-term marketable securities	222,168	49,454
Long-term deferred tax assets	779	837
Operating lease right-of-use assets	60,660	60,406
Goodwill	703,614	691,409
Intangible assets, net	108,136	125,042
Other assets	6,180	10,670
Noncurrent assets held for sale	85,479	173,794
Total assets	$2,019,135	$2,100,041
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$37,984	$33,344
Deferred revenue	38,216	30,493
Derivative liability	34,656	1,915
Accrued warranty and retrofit costs	5,373	5,213
Accrued compensation and benefits	31,540	27,785
Accrued customer deposits	27,220	22,324
Accrued income taxes payable	8,847	9,266
Accrued expenses and other current liabilities	29,884	44,449
Current liabilities held for sale	31,715	30,050
Total current liabilities	245,435	204,839
Long-term tax reserves	425	398
Long-term deferred tax liabilities	20,583	18,084
Long-term operating lease liabilities	52,628	56,683
Other long-term liabilities	9,339	8,874
Noncurrent liabilities held for sale	17,091	42,196
Total liabilities	345,501	331,074

Stockholders' equity
Preferred stock, $0.01 par value - 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value - 125,000,000 shares authorized, 59,246,710 shares issued and 45,784,841 shares outstanding at June 30, 2025; 59,031,953 shares issued and 45,570,084 shares outstanding at September 30, 2024	593	590
Additional paid-in capital	523,395	505,958
Accumulated other comprehensive loss	(19,635)	(13,464)
Treasury stock, at cost - 13,461,869 shares at June 30, 2025 and September 30, 2024	(200,956)	(200,956)
Retained earnings	1,370,237	1,476,839
Total stockholders' equity	1,673,634	1,768,967
Total liabilities and stockholders' equity	$2,019,135	$2,100,041

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue
Products	$39,387	$44,028	$125,169	$126,507
Services	104,555	100,264	309,701	295,865
Total revenue	143,942	144,292	434,870	422,372
Cost of revenue
Products	19,592	26,306	68,085	77,104
Services	56,590	52,508	164,468	157,383
Total cost of revenue	76,182	78,814	232,553	234,487
Gross profit	67,760	65,478	202,317	187,885
Operating expenses
Research and development	6,685	6,911	19,934	21,957
Selling, general and administrative	61,035	63,972	205,836	202,919
Impairment of intangible assets	—	—	—	4,658
Restructuring charges	754	1,701	4,765	5,915
Total operating expenses	68,474	72,584	230,535	235,449
Operating loss	(714)	(7,106)	(28,218)	(47,564)
Other income
Interest income, net	4,973	7,925	13,760	27,359
Other income (expense), net	(821)	(377)	1,539	(127)
Income (loss) before income taxes	3,438	442	(12,919)	(20,332)
Income tax expense	2,758	600	14,007	3,220
Income (loss) from continuing operations	680	(158)	(26,926)	(23,552)
Loss from discontinued operations, net of tax	(53,486)	(6,424)	(79,676)	(135,634)
Net loss	$(52,806)	$(6,582)	$(106,602)	$(159,186)
Basic net income (loss) per share:
Income (loss) from continuing operations	$0.01	$(0.00)	$(0.59)	$(0.43)
Loss from discontinued operations, net of tax	$(1.17)	$(0.12)	$(1.74)	$(2.47)
Basic net loss per share	$(1.15)	$(0.12)	$(2.33)	$(2.90)
Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.01	$(0.00)	$(0.59)	$(0.43)
Loss from discontinued operations, net of tax	$(1.17)	$(0.12)	$(1.74)	$(2.47)
Diluted net loss per share	$(1.15)	$(0.12)	$(2.33)	$(2.90)
Weighted average shares used in computing net income (loss) per share:
Basic	45,780	52,963	45,712	54,914
Diluted	45,823	52,963	45,712	54,914

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net loss	$(52,806)	$(6,582)	$(106,602)	$(159,186)
Other comprehensive income (loss), net of tax
Net investment hedge currency translation adjustment, net of tax effects of $0 and $0 for the three and nine months ended June 30, 2025, respectively, and $(109) and $2,728 for the three and nine months ended June 30, 2024, respectively	(34,656)	317	(39,744)	(7,971)
Foreign currency translation adjustments	57,321	(4,000)	33,462	21,725
Changes in unrealized losses on marketable securities, net of tax effects of $0 and $0 for the three and nine months ended June 30, 2025, respectively, and $(179) and $(1,300) for the three and nine months ended June 30, 2024, respectively	(101)	523	262	3,799
Actuarial loss on pension plans, net of tax effects of $17 and $52 for the three and nine months ended June 30, 2025, respectively, and $3 and $7 for the three and nine months ended June 30, 2024, respectively	(50)	(7)	(151)	(22)
Total other comprehensive income (loss), net of tax	22,514	(3,167)	(6,171)	17,531
Comprehensive loss	$(30,292)	$(9,749)	$(112,773)	$(141,655)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(106,602)	$(159,186)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,775	66,899
Impairment of goodwill and intangible assets	—	115,975
Loss on assets held for sale	93,025	—
Inventory write-downs and other asset write-offs	3,866	10,745
Stock-based compensation	15,887	12,622
Amortization and accretion on marketable securities	(1,318)	(4,706)
Deferred income taxes	(20,025)	(12,478)
Loss on disposals of property, plant and equipment	759	297
Changes in operating assets and liabilities:
Accounts receivable	38,799	(10,923)
Inventories	(10,069)	14,107
Accounts payable	(702)	2,831
Deferred revenue	7,156	(1,635)
Accrued warranty and retrofit costs	36	(1,080)
Accrued compensation and tax withholdings	3,010	(2,825)
Accrued restructuring costs	(51)	1,125
Other assets and liabilities	(535)	383
Net cash provided by operating activities	70,011	32,151
Cash flows from investing activities
Purchases of property, plant and equipment	(25,997)	(28,013)
Purchases of marketable securities	(312,990)	(378,275)
Sales and maturities of marketable securities	242,527	431,544
Proceeds from other investment	2,130	—
Net investment hedge settlement	3,043	1,476
Net cash (used in) provided by investing activities	(91,287)	26,732
Cash flows from financing activities
Proceeds from issuance of common stock	1,553	1,678
Payments of finance leases	(585)	(584)
Share repurchases	—	(412,755)
Excise tax payment for settled share repurchases	(11,376)	—
Net cash used in financing activities	(10,408)	(411,661)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	4,510	15,596
Net decrease in cash, cash equivalents and restricted cash	(27,174)	(337,182)
Cash, cash equivalents and restricted cash, beginning of period	320,990	684,045
Cash, cash equivalents and restricted cash, end of period	$293,816	$346,863
Supplemental disclosures:
Cash paid for income taxes, net	2,243	6,710
Purchases of property, plant and equipment included in accounts payable and accrued expenses	4,652	2,575
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets

	June 30,	September 30,
	2025	2024
Cash and cash equivalents of continuing operations	$270,040	$280,030
Cash included in current assets held for sale	15,000	30,899
Short-term restricted cash	2,312	2,069
Long-term restricted cash included in other assets	6,464	7,992
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$293,816	$320,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(In thousands, except share data)

		Common		Accumulated
	Common	Stock at	Additional	Other
	Stock	Par	Paid-In	Comprehensive	Retained	Treasury	Total
	Shares	Value	Capital	Income (Loss)	Earnings	Stock	Equity

Balance March 31, 2025	59,237,887	$593	$520,961	$(42,149)	$1,423,043	$(200,956)	$1,701,492
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	8,823	—	—	—	—	—	—
Stock-based compensation	—	—	2,434	—	—	—	2,434
Net loss	—	—	—	—	(52,806)	—	(52,806)
Net investment hedge currency translation adjustment, net of tax	—	—	—	(34,656)	—	—	(34,656)
Foreign currency translation adjustments	—	—	—	57,321	—	—	57,321
Changes in unrealized losses on marketable securities, net of tax	—	—	—	(101)	—	—	(101)
Actuarial loss on pension plans, net of tax	—	—	—	(50)	—	—	(50)
Balance June 30, 2025	59,246,710	$593	$523,395	$(19,635)	$1,370,237	$(200,956)	$1,673,634

Balance March 31, 2024	68,075,910	$681	$999,333	$(41,728)	$1,488,405	$(223,820)	$2,222,871
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	6,855	0	1,678		—	—	1,678
Open market repurchases	(4,225,825)	(42)	—	—	—	(228,178)	(228,220)
Retirement of treasury shares	—	—	(246,560)	—	—	246,560	—
Stock-based compensation	—	—	3,818	—	—	—	3,818
Net loss	—	—	—	—	(6,582)	—	(6,582)
Net investment hedge currency translation adjustment, net of tax	—	—	—	317	—	—	317
Foreign currency translation adjustments	—	—	—	(4,000)	—	—	(4,000)
Changes in unrealized losses on marketable securities, net of tax		—	—	523	—	—	523
Actuarial loss on pension plans, net of tax	—	—	—	(7)	—	—	(7)
Balance June 30, 2024	63,856,940	$639	$758,269	$(44,895)	$1,481,823	$(205,438)	$1,990,398

		Common		Accumulated
	Common	Stock at	Additional	Other
	Stock	Par	Paid-In	Comprehensive	Retained	Treasury	Total
	Shares	Value	Capital	Income (Loss)	Earnings	Stock	Equity

Balance September 30, 2024	59,031,953	$590	$505,958	$(13,464)	$1,476,839	$(200,956)	$1,768,967
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	214,757	3	1,550	—	—	—	1,553
Stock-based compensation	—	—	15,887	—	—	—	15,887
Net loss	—	—	—	—	(106,602)	—	(106,602)
Net investment hedge currency translation adjustment, net of tax	—	—	—	(39,744)	—	—	(39,744)
Foreign currency translation adjustments	—	—	—	33,462	—	—	33,462
Changes in unrealized losses on marketable securities, net of tax	—	—	—	262	—	—	262
Actuarial loss on pension plans, net of tax	—	—	—	(151)	—	—	(151)
Balance June 30, 2025	59,246,710	$593	$523,395	$(19,635)	$1,370,237	$(200,956)	$1,673,634

Balance September 30, 2023	71,294,247	$713	$1,156,160	$(62,426)	$1,641,009	$(200,956)	$2,534,500
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	224,802	3	1,675	—	—	—	1,678
Open market repurchases	(7,662,109)	(54)	—	—	—	(416,693)	(416,747)
Retirement of treasury shares	—	(23)	(412,188)	—	—	412,211	—
Stock-based compensation	—	—	12,622	—	—	—	12,622
Net loss	—	—	—	—	(159,186)	—	(159,186)
Net investment hedge currency translation adjustment, net of tax	—	—	—	(7,971)	.	—	(7,971)
Foreign currency translation adjustments	—	—	—	21,725	—	—	21,725
Changes in unrealized losses on marketable securities, net of tax		—	—	3,799	—	—	3,799
Actuarial loss on pension plans, net of tax	—	—	—	(22)	—	—	(22)
Balance June 30, 2024	63,856,940	$639	$758,269	$(44,895)	$1,481,823	$(205,438)	$1,990,398

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

Discontinued Operations

During the first quarter of fiscal year 2025, following approval by the Board of Directors of the Company, the Company publicly announced its plan to sell the B Medical Systems business. The B Medical Systems business operates as a separate business unit within the Company and focuses on the manufacturing and distribution of temperature-controlled storage and transportation solutions in international markets to governments, health institutions, and non-government organizations.

The Company determined that the B Medical Systems business met the “held for sale” criteria and “discontinued operations” criteria in accordance with Financial Accounting Standard Boards (“FASB”) Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements (“FASB ASC 205”) as of November 12, 2024. Results related to the B Medical Systems business are included within discontinued operations. Please refer to Note 3, Discontinued Operations for further information about the discontinued business. The Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations, as well as the notes to the Condensed Consolidated Financial Statements, have been reclassified for all periods presented to reflect the discontinuation of the B Medical Systems business in accordance with FASB ASC 205. The discussion in these notes to Condensed Consolidated Financial Statements, unless otherwise stated, relate solely to the Company’s continuing operations.

Also included in discontinued operations is a loss contingency related to the Company's sale of the semiconductor automation business in February 2022. The Company accrued a liability for the loss contingency and had an accrued liability of $2.1 million as of June 30, 2025.

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

The effect on the Condensed Consolidated Statement of Cash Flows for the interim period ended  June 30, 2024 is as follows (in thousands):

	Nine months ended June 30, 2024
	As Reported	Adjustments	As Revised
Cash flows from operating activities
Inventories	$11,433	$2,674	$14,107
Other assets and liabilities	7,484	(7,101)	383
Net cash provided by operating activities	$36,578	$(4,427)	$32,151

Cash flows from investing activities
Purchase of property, plant and equipment	$(25,339)	$(2,674)	$(28,013)
Net cash used in investing activities	$29,406	$(2,674)	$26,732

Effects of exchange rate changes on cash and cash equivalents	$8,495	$7,101	$15,596

Supplemental disclosures:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$2,203	$372	$2,575

The Company assessed the effect of the errors on prior periods under the guidance of SEC Staff Accounting Bulletin No. 99, Materiality, codified in ASC 250, Accounting Changes and Error Corrections. Based on its assessment, the Company determined that the error correction is not material to any previously issued financial statements. The correction has no impact on the Company's previously reported consolidated net income, financial position, net change in cash, cash equivalents, and restricted cash, or total cash, cash equivalents, and restricted cash as previously reported on the Company's Consolidated Statements of Cash Flows.

Reclassification

A previously reported amount has been reclassified to conform to the current period presentation. The derivative liability was included in “Accrued expenses and other current liabilities” as of  September 30, 2024 in the Condensed Consolidated Balance Sheets and has been conformed for the current period.

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

Foreign Currency Translation

Certain transactions of the Company and its subsidiaries are denominated in currencies other than their functional currency. Foreign currency exchange gains (losses) generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other income” in the Condensed Consolidated Statements of Operations. Net foreign currency transaction and remeasurement loss were $0.2 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively. Net foreign currency transaction and remeasurement loss were $1.3 million and $1.5 million during the nine months ended June 30, 2025 and 2024, respectively.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires the disclosure of incremental segment information on an annual and interim basis, primarily through enhanced disclosures pertaining to significant segment expenses. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company does not expect the adoption of this standard to impact its disclosures at the end of fiscal year 2025.

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

In 2021, the Organization of Economic Cooperation and Development introduced its Pillar II Framework Model Rules (“Pillar 2”), which are designed to impose a 15% global minimum tax on the earnings of in-scope multinational corporations on a country-by-country basis. Certain aspects of Pillar 2 took effect on  January 1, 2024 while other aspects go into effect on  January 1, 2025. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements as the Company does not expect to meet the consolidated revenue threshold of €750 million over the next twelve months.

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

Other

For further information regarding the Company’s significant accounting policies, please refer to Note 2, Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2024 Annual Report on Form 10-K. There were no material changes to the Company’s critical accounting policies during the nine months ended June 30, 2025.

3. Discontinued Operations

Plan to Sell B Medical Systems Business

During the first quarter of fiscal year 2025, following approval by the Board of Directors of the Company, the Company publicly announced its plan to sell the B Medical Systems business. The B Medical Systems business operates as a separate business unit within the Company and focuses on the manufacturing and distribution of temperature-controlled storage and transportation solutions in international markets to governments, health institutions, and non-government organizations. This action is intended to simplify the Company's portfolio and allow management to focus on driving revenue growth and profitability in its core businesses. The decision followed work by the Board of Directors to evaluate strategic, operational and financial opportunities to maximize stockholder value. The Company anticipates entering into a definitive agreement to sell its B Medical Systems business by November 2025.

The Company determined that the B Medical Systems business met the “held for sale” criteria and “discontinued operations” criteria in accordance with FASB ASC 205 as of November 12, 2024. Results related to the B Medical Systems business are included within discontinued operations. The Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations, and the notes to the Condensed Consolidated Financial Statements, were retroactively reclassified for all periods presented to reflect the discontinuation of the B Medical Systems business in accordance with FASB ASC 205.

The Company measured the B Medical Systems business at the lower of carrying value or fair value less cost to sell at each reporting period. During the three months ended March 31, 2025, the Company recorded $24 million of loss on assets held for sale based on the estimated fair value of the B Medical Systems business at that time. During the three months ended June 30, 2025, the Company recorded an additional $68.8 million of loss on assets held for sale due to subsequent changes in the fair value less costs to sell the business resulting from observable inputs received during the continued progression of the sale process. The loss on assets held for sale recorded during the three months ended June 30, 2025 includes an immaterial correction of an error related to the second quarter of 2025, whereby the Company had understated the loss recorded in the second quarter by $5.6 million, net of tax. The loss on assets held for sale is included in “Loss from discontinued operations, net of tax” on the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2025 and is included as a valuation allowance or contra-asset account within “Noncurrent assets held for sale” on the Condensed Consolidated Balance Sheets as of June 30, 2025.

The estimated fair value as of  March 31, 2025 was derived based on the income approach and the market approach which were weighted equally at 50% each. The discounted cash flow method, or “DCF Method”, was used in the income approach which reflected the Company’s assumptions regarding revenue growth rates, forecasted gross profit margins, operating expenses, capital expenditures, discount rates, terminal period growth rates, economic and market trends, and other expectations about the anticipated operating results of the B Medical Systems business. The guideline company method was used in the market approach and publicly traded companies in similar lines of business were identified and used in an analysis to estimate the fair value. The fair value as of  March 31, 2025 was based on indications of the expected value of the business which is classified in level 3 of the fair value hierarchy due to the significance of unobservable inputs developed using company-specific information. The fair value as of  June 30, 2025 was based on observable inputs received during the continued progression of the sale process which is classified in level 2 of the fair value hierarchy.

The following table presents the financial results of the B Medical Systems business, included within discontinued operations (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Revenue
Products	$14,333	$24,735	$44,507	$54,666
Services	1,969	3,782	6,592	9,222
Total revenue	16,302	28,517	51,099	63,888
Cost of revenue
Products	9,793	21,249	31,333	48,947
Services	1,600	3,690	6,321	8,873
Total cost of revenue	11,393	24,939	37,654	57,820
Gross profit	4,909	3,578	13,445	6,068
Operating expenses
Research and development	1,533	1,002	4,369	3,155
Selling, general and administrative	6,939	9,861	20,855	27,804
Impairment of goodwill and intangible assets	-	-	-	111,317
Loss on assets held for sale	68,838	-	93,025	-
Restructuring charges	373	362	1,051	4,613
Total operating expenses	77,683	11,225	119,300	146,889
Operating loss	(72,774)	(7,647)	(105,855)	(140,821)
Interest income (expense), net	(10)	79	(20)	291
Other income (expense), net	(92)	94	(166)	776
Loss before income taxes	(72,876)	(7,474)	(106,041)	(139,754)
Income tax benefit	(19,689)	(1,050)	(27,044)	(4,120)
Loss from discontinued operations, net of tax	$(53,187)	$(6,424)	$(78,997)	$(135,634)

The following table presents the significant non-cash items and capital expenditures for the discontinued operations with respect to the B Medical Systems business that are included in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Depreciation and amortization	$-	$7,907	$3,846	$22,859
Capital expenditures	1,472	581	2,600	2,578
Impairment of goodwill	-	-	-	111,317
Loss on assets held for sale	68,838	-	93,025	-

The carrying value of the assets and liabilities of the discontinued operations with respect to the B Medical Systems business reflected as “held for sale” on the Condensed Consolidated Balance Sheets as of  June 30, 2025 and  September 30, 2024 was as follows (in thousands):

	June 30, 2025	September 30, 2024
Assets
Cash and cash equivalents	$15,000	$30,899
Accounts receivable, net	9,566	16,438
Inventories	45,720	36,333
Prepaid expenses and other current assets	6,740	5,224
Current assets held for sale	$77,025	$88,894

Property, plant and equipment, net	$50,490	$47,032
Intangibles, net	126,130	122,988
Other assets	5,351	3,774
Valuation allowance	(96,492)	-
Noncurrent assets held for sale	$85,479	$173,794

Liabilities
Accounts payable	$8,587	$11,089
Deferred revenue	1,639	1,485
Accrued warranty and retrofit costs	5,131	4,916
Accrued compensation and benefits	3,896	2,929
Accrued income taxes	760	4,012
Accrued expenses and other current liabilities	11,702	5,619
Current liabilities held for sale	$31,715	$30,050

Long-term deferred tax liabilities	11,278	36,093
Long-term operating lease liabilities	2,852	2,109
Other long-term liabilities	2,961	3,994
Noncurrent liabilities held for sale	$17,091	$42,196

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

In April 2023, the Company responded to and filed a counterclaim against Edwards for the 2023 Claim alleging breach of the definitive agreements by Edwards and seeking a declaratory judgment. During the third quarter of fiscal year 2023, the Company and Edwards entered into a settlement agreement related to the 2023 Claim to avoid the costs and uncertainties of potential litigation. Under the settlement agreement, the Company paid Edwards $0.8 million from one of the indemnification escrows established at closing of the sale in return for the release of the 2023 Claim and the release to the Company of $1.0 million from a separate indemnification escrow. The Company accrued a liability of $2.5 million for the 2020 Claim and 2023 Claim of which $0.8 million was paid during the third quarter of fiscal year 2023. The Company accrued an additional liability of $0.4 million for the 2020 Claim during the three months ended March 31, 2025 resulting in a total accrual of $2.1 million as of June 30, 2025.

The Company had been informed that Edwards sought recovery for the 2020 Claim from the representation and warranty insurance Edwards obtained in connection with the closing of the sale of the semiconductor cryogenics business. During the first quarter of fiscal year 2025, the Company was further informed that Edwards agreed to a payment under such insurance for claimed amounts more than the applicable indemnification deductibles established under the definitive agreement, but less than the total of claimed amounts submitted for recovery. Although management believes that any indemnifiable losses in excess of the applicable deductibles established in the definitive agreement would have been covered by such insurance, and the Company further disputes any liability under applicable law, Edwards is seeking recovery from the Company for claimed amounts purportedly not covered, or inadequately covered, by such insurance (the “Claim for Uncovered Amounts”). The Company cannot determine the probability of any losses or outcome of the Claim for Uncovered Amounts including the amount of any indemnifiable losses, if any, resulting from this claim. The Company, however, does not believe that this claim will have a material adverse effect on its consolidated financial position or results of operations, in each case, for continuing operations. Any potential expense incurred by the Company for these claims would be reflected in discontinued operations.

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

4. Marketable Securities

The Company had sales and maturities of marketable securities of $57.9 million and $241.0 million in the three months ended June 30, 2025 and 2024, respectively. The Company had sales and maturities of marketable securities of $242.5 million and $431.5 million in the nine months ended June 30, 2025 and 2024, respectively. There were immaterial realized gains or losses in each of the three and nine months ended June 30, 2025 and 2024 on sales and maturities of marketable securities.

The following is a summary of the amortized cost and the fair value, including accrued interest receivable as well as unrealized gains (losses) on the short-term and long-term marketable securities as of June 30, 2025 and  September 30, 2024 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
June 30, 2025:
U.S. Treasury securities and obligations of U.S. government agencies	$255,091	$(140)	$42	$254,993
Bank certificates of deposit	1,234	—	—	1,234
Corporate securities	3,782	—	—	3,782
Municipal securities	10,932	—	44	10,976
	$271,039	$(140)	$86	$270,985
September 30, 2024:
U.S. Treasury securities and obligations of U.S. government agencies	$118,159	$(119)	$51	$118,091
Bank certificates of deposit	5,212	(13)	1	5,200
Corporate securities	77,580	(255)	—	77,325
	$200,951	$(387)	$52	$200,616

The amortized cost and fair value of the marketable securities by contractual maturities as of June 30, 2025 are presented below (in thousands):

	Amortized
	Cost	Fair Value
Due in one year or less	$48,834	$48,817
Due after one year through five years	218,423	218,386
Due after ten years	3,782	3,782
Total marketable securities	$271,039	$270,985

Expected maturities could differ from contractual maturities because the security issuers may have the right to prepay obligations without prepayment penalties.

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. The Company does not believe any unrealized losses represent impairments based on the evaluation of the available evidence.

5. Derivative Instruments

The Company has transactions and balances denominated in currencies other than the functional currency of the transacting entity. Most of these transactions carry foreign exchange risk in Germany, the United Kingdom and China. The Company enters into foreign exchange contracts to reduce its exposure to currency fluctuations. Net gains and losses related to foreign exchange contracts are recorded as a component of “Other income, net” in the Condensed Consolidated Statements of Operations and were as follows for the three and nine months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Realized losses on derivatives not designated as hedging instruments	$(4,242)	$(415)	$(4,246)	$(2,202)

The notional amounts of the Company’s derivative instruments as of June 30, 2025 and  September 30, 2024 were as follows (in thousands):

		June 30,	September 30,
	Hedge Designation	2025	2024

Cross-currency swap	Net Investment Hedge	$260,025	$75,978
Foreign exchange contracts	Undesignated	46,975	60,101

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

On February 3, 2025, the Company entered into another cross-currency swap agreement to hedge the variability of exchange rate impacts between the U.S. dollar and the Euro. Under the terms of the cross-currency swap agreement, the Company notionally exchanged $260.0 million for €250.0 million at a weighted average interest rate of 1.80%. The Company designated the cross-currency swap as a hedge of net investments against one of its Euro denominated subsidiaries, which requires an exchange of the notional amounts at maturity on February 2, 2026.

The cross-currency swaps were $34.7 million and $1.9 million and are recorded within a “Derivative liability” as of June 30, 2025 and  September 30, 2024, respectively, in the Condensed Consolidated Balance Sheets.

The outstanding cross-currency swap is marked to market at each reporting period, representing the fair value of the cross-currency swap, any changes in fair value are recognized as a component of “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. The cross-currency swap is classified within Level 2 of the fair value hierarchy described in Note 2, Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2024 Annual Report on Form 10-K and in Note 12, Fair Value Measurements below.

Interest earned on the cross-currency swaps is recorded within “Interest income, net” in the Condensed Consolidated Statements of Operations. For the three months ended June 30, 2025 and 2024, the Company recorded interest income of $1.2 million and $0.3 million, respectively, on these instruments. For the nine months ended June 30, 2025 and 2024, the Company recorded interest income of $2.2 million and $3.4 million, respectively, on these instruments.

6. Goodwill and Intangible Assets

The Company conducts an impairment assessment annually on April 1, or more frequently if impairment indicators are present. The Company determined that a sustained decline in its stock price was an indicator of potential impairment and performed an interim quantitative goodwill impairment test for its reporting units as of June 30, 2025.

Based on the results of the interim quantitative impairment test performed as of June 30, 2025, the fair values of the Sample Management Solutions (“SMS”) and Multiomics reporting units exceeded their respective carrying amounts. The Company concluded that there was no impairment to goodwill for the SMS and Multiomics reporting units as of June 30, 2025. The estimated fair value of each of the reporting units was derived based on the income approach and the market approach which were weighted at 75% and 25%, respectively, as of June 30, 2025. The DCF Method was used in the income approach which reflected the Company’s assumptions regarding revenue growth rates, forecasted gross profit margins, operating expenses, capital expenditures, discount rates, terminal period growth rates, economic and market trends, and other expectations about the anticipated operating results of the SMS and Multiomics reporting units. The guideline company method was used in the market approach and publicly traded companies in similar lines of business were identified and used in an analysis to estimate the fair value.

Prior to the quantitative goodwill impairment test, the Company tested the recoverability of long-lived assets and other assets of the SMS and Multiomics reporting units and concluded that such assets were not impaired as of June 30, 2025.

The following table sets forth the changes in the carrying amount of goodwill by operating and reportable segment since  September 30, 2024 (in thousands).

	Sample
	Management
	Solutions	Multiomics	Total
Balance - October 1, 2024	$494,649	$196,760	$691,409
Currency translation adjustments	12,205	—	12,205
Balance - June 30, 2025	$506,854	$196,760	$703,614

The components of the Company’s identifiable intangible assets as of June 30, 2025 and  September 30, 2024 are as follows (in thousands):

	June 30, 2025			September 30, 2024
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Patents	$1,220	$1,220	$—	$1,227	$1,227	$—
Completed technology	111,681	61,411	50,270	109,949	55,191	54,758
Trademarks and trade names	734	271	463	726	195	531
Customer relationships	249,203	191,800	57,403	248,036	178,283	69,753
Total	$362,838	$254,702	$108,136	$359,938	$234,896	$125,042

Amortization expenses for intangible assets were $6.2 million and $7.2 million, respectively, for the three months ended June 30, 2025 and 2024. Amortization expenses for intangible assets were $18.4 million and $21.6 million, respectively, for the nine months ended June 30, 2025 and 2024.

Estimated future amortization expense for the intangible assets for the remainder of fiscal year 2025 and the subsequent five fiscal years are as follows (in thousands):

Remainder of fiscal year 2025	$6,239
2026	22,315
2027	17,887
2028	15,003
2029	12,386
2030	10,811

7. Restructuring

2024 Restructuring Plan

In the second quarter of fiscal year 2024, the Company launched initiatives designed to optimize resources for future growth and improve efficiency across its organization. The focus of the initiatives is to improve the Company’s profitability, which includes facilities consolidation, portfolio optimization, and organization structure simplification. The Company had additional restructuring actions during the three and nine months ended June 30, 2025 under these initiatives and expects to complete the activities included in these initiatives by the end of fiscal year 2025. As of the date of issuance of the accompanying Condensed Consolidated Financial Statements, the Company has not identified restructuring actions related to these initiatives that will result in additional material charges. The Company expects to identify additional actions as it further refines its plan, and the related initiatives in future periods will be recorded when specified criteria are met, including but not limited to, communication of benefit arrangements or when the costs have been incurred.

The majority of the restructuring expenses associated with the initiatives described above for the three and nine months ended June 30, 2025 are severance and other related costs. Of the total restructuring expenses in the three months ended  June 30, 2025, $0.3 million is related to the SMS segment and $0.4 million is related to the Multiomics segment. Of the total restructuring expenses in the nine months ended June 30, 2025, $1.9 million is related to the SMS segment, $2.1 million is related to the Multiomics segment, and $0.8 million is related to corporate.

The majority of restructuring expenses associated with the initiatives described above for the three and nine months ended June 30, 2024 are severance and related costs and operating lease related right-of-use (“ROU”) asset abandonment. Of the total restructuring expenses in the three and nine months ended June 30, 2024, $2.6 million is related to the SMS segment and $3.0 million is the Company’s headquarters operating lease related ROU asset abandonment and corporate related severance costs.

2023 Cost Savings Plans

In the second and third quarters of fiscal year 2023, the Company announced cost savings plans designed to position the Company to meet the needs of its customers and accelerate growth of the business. The cost savings plans were completed and costs from the actions were fully realized by the end of the first quarter of fiscal year 2024. The restructuring expenses associated with the 2023 cost savings plans for the three and nine months ended June 30, 2024 are severance and related costs.

The following table presents restructuring charges recognized for the three and nine months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Severance and related costs	$971	$852	$4,740	$3,625
ROU asset abandonment	—	—	—	901
Other	(217)	849	25	1,389
Total restructuring charges	$754	$1,701	$4,765	$5,915

The following table presents activity in the severance and related costs accruals for the nine months ended June 30, 2025 and 2024 (in thousands):

	Nine Months Ended June 30,
	2025	2024
Balance at beginning of period	$755	$665
Provisions	4,740	3,625
Payments	(4,637)	(3,305)
Balance at end of period	$858	$985

8. Supplementary Balance Sheet Information

Inventories

The following is a summary of inventories at June 30, 2025 and  September 30, 2024 (in thousands):

	June 30,	September 30,
	2025	2024

Raw materials and purchased parts	$35,796	$34,134
Work-in-process	6,056	8,402
Finished goods	38,654	36,387
Total inventories	$80,506	$78,923

Inventory reserves were $8.5 million and $6.1 million, respectively, at June 30, 2025 and  September 30, 2024.

Warranty and Retrofit Costs

The following is a summary of product and warranty retrofit activity for the nine months ended June 30, 2025 and 2024 (in thousands):

	Nine Months Ended June 30,
	2025	2024

Balance at beginning of period	$5,213	$3,974
Accruals for warranties during the period	587	1,939
Costs incurred during the period	(427)	(1,184)
Balance at end of period	$5,373	$4,729

9. Stockholders’ Equity

Share Repurchases

On  November 4, 2022, the Company's Board of Directors approved an authorization to repurchase up to $1.5 billion of the Company's common stock (the “2022 Repurchase Authorization”). During the nine months ended June 30, 2024, the Company repurchased 3.5 million shares of common stock for $186.8 million (excluding fees, commissions, and excise tax) under this authorization. As of  September 30, 2024, the Company had repurchased and retired 30.0 million shares of common stock for the full $1.5 billion approved under the 2022 Repurchase Authorization. All shares repurchased under the 2022 Repurchase Authorization were retired, accounted for as a reduction to stockholders’ equity in the Condensed Consolidated Balance Sheets and treated as a repurchase of common stock for purposes of calculating earnings per share as of the applicable settlement dates. No additional repurchase authorization has been approved and as such there were no shares repurchased during the nine months ended June 30, 2025.

Effective  January 1, 2023, all corporate share repurchases are subject to a one percent U.S. excise tax on the value of the repurchase, net of share issuances, subject to certain exclusions. The Company's accrual for excise tax related to share repurchases is considered an additional cost of the share repurchases and a reduction to stockholders’ equity in the Condensed Consolidated Balance Sheets. During the nine months ended June 30, 2025, the Company paid the remaining excise tax due in connection with the 2022 Repurchase Authorization, totaling $11.4 million.

Accumulated Other Comprehensive Income (Loss)

The following is a summary of the components of accumulated other comprehensive income (loss), net of tax for the nine months ended June 30, 2025 and 2024 (in thousands):

		Unrealized
		Gains (Losses)
		on Available-		Pension
	Currency	for-Sale	Gains (Losses)	Liability
	Translation	Securities	on Derivative	Adjustments
	Adjustments	Net of tax	Net of tax	Net of tax	Total
Balance at September 30, 2023	$(88,448)	$(5,135)	$31,487	$(330)	$(62,426)
Other comprehensive income (loss) before reclassifications	21,725	3,799	(7,971)	(88)	17,465
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	66	66
Balance at June 30, 2024	$(66,723)	$(1,336)	$23,516	$(352)	$(44,895)

		Unrealized
		Gains (Losses)
		on Available-		Pension
	Currency	for-Sale	Gains (Losses)	Liability
	Translation	Securities	on Derivative	Adjustments
	Adjustments	Net of tax	Net of tax	Net of tax	Total
Balance at September 30, 2024	$(34,170)	$(263)	$21,468	$(499)	$(13,464)
Other comprehensive income (loss) before reclassifications	33,462	262	(39,744)	(205)	(6,225)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	54	54
Balance at June 30, 2025	$(708)	$(1)	$(18,276)	$(650)	$(19,635)

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

10. Revenue from Contracts with Customers

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers in a manner that depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following is revenue by significant business line for the three and nine months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Significant Business Line
Multiomics	$66,235	$63,619	$196,054	$188,556
Core Products (1)	45,750	49,440	143,418	143,170
Sample Repository Services	31,957	31,233	95,398	90,646
Total revenue	$143,942	$144,292	$434,870	$422,372

(1) Core Products are Automated Stores, Cryogenic Systems, Automated Sample Tube, Consumables and Instruments and Controlled Rate Thawing Devices.

Contract Balances

Accounts Receivable, Net. Accounts receivable represent rights to consideration in exchange for products or services that have been transferred by the Company, when payment is unconditional and only the passage of time is required before payment is due. Accounts receivable do not bear interest and are recorded at the invoiced amount. The Company maintains an allowance for expected credit losses representing its best estimate of probable credit losses related to its existing accounts receivable and their net realizable value. The Company determines the allowance for expected credit losses based on a number of factors, including an evaluation of customer credit worthiness, the age of the outstanding receivables, economic trends, historical experience, and other information through the payment periods. Accounts receivable, net were $124.5 million and $156.3 million at June 30, 2025 and  September 30, 2024, respectively.

Contract Assets. Contract assets represent rights to consideration in exchange for products or services that have been transferred by the Company and payment is conditional on something other than the passage of time. These amounts typically relate to contracts where the right to invoice the customer is not present until completion of the contract or the achievement of specified milestones and the value of the products or services transferred exceed this constraint. Contract assets are classified as current as they are expected to convert to cash within one year. Contract asset balances which are included within “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheet, were $40.1 million and $28.9 million at  June 30, 2025 and  September 30, 2024, respectively. Revenue of $49.4 million and $34.0 million recognized, respectively, during the nine months ended June 30, 2025 and 2024 contributed to the contract asset balances at  June 30, 2025 and  June 30, 2024, respectively.

Contract Liabilities. Contract liabilities represent the Company’s obligation to transfer products or services to a customer for which consideration has been received, or for which an amount of consideration is due from the customer. Contract assets and liabilities are reported on a net basis at the contract level, depending on the contract’s position at the end of each reporting period. Contract liabilities are included within “Deferred revenue” in the Condensed Consolidated Balance Sheet. Contract liabilities were $40.0 million and $30.5 million at June 30, 2025 and  September 30, 2024, respectively. The Company recognized revenues of $19.0 million and $29.0 million in the nine months ended June 30, 2025 and 2024, respectively, that were included in the contract liability balance at the beginning of each period.

Remaining Performance Obligations. Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year and for which fulfillment of the contract has started as of the end of the reporting period. The aggregate amount of transaction consideration allocated to remaining performance obligations as of June 30, 2025 was $76.2 million. The following table summarizes when the Company expects to recognize the remaining performance obligations as revenue; the Company will recognize revenue associated with these performance obligations as transfer of control occurs (in thousands):

	As of June 30, 2025
	Less than 1 Year	Greater than 1 Year	Total
Remaining performance obligations	$55,236	$20,968	$76,204

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

2020 Equity Incentive Plan

The following table reflects the total stock-based compensation expense for continuing operations recorded during the three and nine months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Restricted stock units	$1,973	$3,381	$14,408	$11,122
Employee stock purchase plan	242	310	711	980
Total stock-based compensation expense	$2,215	$3,691	$15,119	$12,102

The Company recorded $0.2 million and $0.1 million of stock-based compensation expense for discontinued operations during the three months ended June 30, 2025 and 2024, respectively, and $0.8 million and $0.5 million of stock-based compensation expense for discontinued operations during the nine months ended June 30, 2025 and 2024, respectively.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the nine months ended June 30, 2025:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding as of September 30, 2024	764,111	$59.65
Granted	641,843	$45.00
Vested	(188,605)	$59.13
Forfeited	(131,421)	$73.80
Outstanding as of June 30, 2025	1,085,928	$49.38

Awards vested during the nine months ended June 30, 2025 per the table above include 9,209 shares for discontinued operations. The fair value of restricted stock units vested during the nine months ended June 30, 2025 was $7.7 million for continuing operations.

As of June 30, 2025, the future unrecognized stock-based compensation expense related to restricted stock units for continuing operations expected to vest is $25.5 million and is expected to be recognized over an estimated weighted average amortization period of 1.7 years.

Restricted stock units granted with performance goals may also have a required service period following the achievement of all or a portion of the performance goals. The following table reflects restricted stock units granted during the nine months ended June 30, 2025 and 2024:

	Nine Months Ended June 30,
	2025	2024
Time-based restricted stock units	448,375	220,641
Performance-based restricted stock units	193,468	389,933
Total units	641,843	610,574

All restricted stock units granted during the nine months ended June 30, 2025 included in the table above relate to continuing operations. Restricted stock units granted during the nine months ended June 30, 2024 included in the table above include 31,475 units related to discontinued operations.

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

In October 2023, the Company’s Board of Directors approved an amendment to the performance goals associated with the previously issued performance-based restricted stock units for all impacted employees, excluding members of the executive team. The performance goals, as amended, are more reflective of the current macroeconomic environment and consideration toward employee retention in the competitive life sciences industry. Before the amendment, the original performance goals were not expected to be satisfied. Subsequent to the amendment, vesting became probable based on the forecasted achievement of the amended performance goals. The amendment of these restricted stock units is treated as a modification with the total potential maximum compensation cost of $3.3 million recognized over the service period through November 2025. The Company recorded expense of $0.1 million and $1.0 million in the three and nine months ended June 30, 2025, respectively, related to the modified awards.

These performance-based restricted stock unit awards granted allow participants to earn 100% of restricted stock units if the Company’s performance meets or exceeds its target goal for each applicable financial metric, and up to a maximum of 200% if the Company’s performance for such metrics meets or exceeds the maximum or stretch goal. Performance below the minimum threshold for each financial metric results in award forfeiture. Performance goals are measured over a three-year period for each year’s restricted stock unit awards and at the end of the period to determine the number of restricted stock units earned, if any, by recipients who continue to meet the service requirement. Upon the third anniversary of each year’s restricted stock unit awards’ grant date, the Company’s Board of Directors approves the number of restricted stock units earned for participants who continue to meet the service requirements on the vesting date. For restricted stock unit awards that include vesting based on performance conditions, the fair values are estimated based on the intrinsic values of the awards at the grant date.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured and recorded at fair value on a recurring basis in the Condensed Consolidated Balance Sheets as of June 30, 2025 and  September 30, 2024 (in thousands):

	As of June 30, 2025
Description	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$141,537	$141,035	$502	$—
Available-for-sale securities	270,985	9,447	261,538	—
Investment in equity securities	2,100	—	—	2,100
Foreign exchange contracts	142	—	142	—
Total assets	$414,764	$150,482	$262,182	$2,100
Liabilities:
Net investment hedge	34,656	—	34,656	—
Total liabilities	$34,656	$—	$34,656	$—

	As of September 30, 2024
Description	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$157,990	$157,990	$—	$—
Available-for-sale securities	198,616	37,584	161,032	—
Convertible debt securities	2,000	—	—	2,000
Foreign exchange contracts	9	—	9	—
Total assets	$358,615	$195,574	$161,041	$2,000
Liabilities:
Net investment hedge	1,915	—	1,915	—
Foreign exchange contracts	213	—	213	—
Total liabilities	$2,128	$—	$2,128	$—

Cash Equivalents

The Company considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents primarily consist of money market funds and U.S. government backed securities with a maturity of three months or less. They are classified as Level 1 because they are valued using quoted market prices in active markets. The fair values of these investments approximate their carrying values. Investments classified as Level 2 consist of debt securities valued using matrix pricing benchmarking because they are not actively traded and bank certificates of deposit with a maturity of three months or less. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.

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

Convertible Debt Securities and Investment in Equity Securities

In the third quarter of fiscal year 2024, the Company purchased $2.0 million principal amount of convertible notes issued by a private company. The Company accounted for the investment in these convertible notes at fair value with changes in fair value recognized in the Condensed Consolidated Statement of Operations. As of the conversion of these notes into preferred stock of the private company described below, the fair value of the convertible notes was $2.1 million.

During the first quarter of fiscal year 2025, the Company converted the convertible notes into 420,000 shares of preferred stock of the private company. The conversion did not result in the recognition of additional gain or loss on the convertible notes. The shares of preferred stock are equity securities and within the scope of ASC 321, Investments - Equity Securities. The Company elected the measurement alternative for its investment in the shares of preferred stock because the shares do not have a readily determinable fair value. As of  June 30, 2025, the carrying value of the investment in the shares of preferred stock was $2.1 million and is included in “Other assets” on the Condensed Consolidated Balance Sheets. The fair value determination is classified as Level 3 based on unobservable inputs which were based on the best information available in the circumstance, including transaction pricing, recent acquisition, and market participant assumptions. The unobservable inputs used in the determination of the fair value of assets classified as Level 3 have an inherent measurement uncertainty that if changed could result in higher or lower fair value measurements of the assets as of the reporting date.

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

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three and nine months ended June 30, 2025 and 2024, the Company did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

13. Income Taxes

The Company recorded income tax expense of $2.8 million and $14.0 million during the three and nine months ended June 30, 2025, respectively. The tax expense for the nine months ended June 30, 2025 was primarily driven by a $6.5 million tax expense related to a change in the indefinite reinvestment assertion and the repatriation of cash to the United States from a China subsidiary. The tax expense is also driven by profits in foreign jurisdictions and current state income taxes in jurisdictions where the Company does not have a net operating loss carryover. Additionally, tax expense is generated on a global loss because the Company does not benefit from the U.S. tax loss due to a valuation allowance against U.S. deferred tax assets.

The Company recorded an income tax expense of $0.6 million and $3.2 million during the three and nine months ended June 30, 2024, respectively. The tax expense was primarily driven by a $1.7 million charge related to a valuation allowance recorded against deferred tax assets in a foreign subsidiary during the three months ended March 31, 2024. Tax expense also includes $0.5 million of stock compensation shortfall expense for tax deductions that were lower than the associated book compensation expense during the nine months ended June 30, 2024 and $0.7 million of expenses related to a valuation allowance on beginning of year U.S. state deferred tax assets.

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

The Company has generated U.S. pre-tax losses in recent years and provided a valuation allowance against U.S. deferred tax assets during fiscal year 2024. The Company expects to generate a U.S. book loss during fiscal year 2025 and expects a valuation allowance of $22 million in the United States against its net deferred tax assets for fiscal year 2025.

The Company also maintains a valuation allowance against net deferred tax assets on certain foreign tax-paying components.

The Company provided deferred income taxes of $6.5 million during the three months ended March 31, 2025 related to a change in the indefinite reinvestment assertion for its operations in China on $62 million of unremitted earnings. The $62 million of earnings represents a partial repatriation on distributable profits earned through December 31, 2024. As of June 30, 2025, $34 million of these earnings have been remitted to the United States. The tax expense is driven by foreign withholding taxes and state income taxes. The Company maintains its general assertion of indefinite reinvestment on the remaining unremitted foreign earnings for China beyond December 31, 2024 and for other foreign jurisdictions.

The Company maintains liabilities for unrecognized tax benefits based on its estimates and assumptions. The Company recognizes interest related to unrecognized tax benefits as a component of the income tax provision or benefit. The Company recognized minimal interest expense related to its unrecognized tax benefits during the three and nine months ended June 30, 2025.

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

14. Net Income (Loss) per Share

The calculations of basic and diluted net income (loss) per share and basic and diluted weighted average shares outstanding are as follows for the three and nine months ended June 30, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Income (loss) from continuing operations	$680	$(158)	$(26,926)	$(23,552)
Loss from discontinued operations, net of tax	(53,486)	(6,424)	(79,676)	(135,634)
Net loss	$(52,806)	$(6,582)	$(106,602)	$(159,186)

Weighted average common shares outstanding used in computing basic income (loss) per share	45,780	52,963	45,712	54,914
Dilutive restricted stock units	43	—	—	—
Weighted average common shares outstanding used in computing diluted income (loss) per share	45,823	52,963	45,712	54,914

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.01	$(0.00)	$(0.59)	$(0.43)
Loss from discontinued operations, net of tax	$(1.17)	$(0.12)	$(1.74)	$(2.47)
Basic net loss per share	$(1.15)	$(0.12)	$(2.33)	$(2.90)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.01	$(0.00)	$(0.59)	$(0.43)
Loss from discontinued operations, net of tax	$(1.17)	$(0.12)	$(1.74)	$(2.47)
Diluted net loss per share	$(1.15)	$(0.12)	$(2.33)	$(2.90)

For the three months ended  June 30, 2025, unvested restricted stock and performance stock units representing 753,065 shares were excluded from the computation of diluted income per share from continuing operations as their inclusion would have been antidilutive. For the nine months ended  June 30, 2025 and three and nine months ended June 30, 2024, outstanding restricted stock units and shares issued by the Company under the employee stock purchase plan representing 137,306 shares, 102,252 shares and 138,273 shares, respectively, were excluded from the computation of diluted loss per share as their inclusion would have been antidilutive.

15. Segment and Geographic Information

Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and to assess performance. The Company’s Chief Executive Officer is the Company’s CODM.

As of November 12, 2024, the Company’s B Medical Systems business met the “held for sale” criteria and “discontinued operations” criteria in accordance with FASB ASC 205 and the results of the B Medical Systems business are included within discontinued operations.

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

Management considers adjusted operating income (loss), which excludes charges related to amortization of intangible assets, transformation costs, restructuring charges, goodwill and intangible asset impairment, merger and acquisition costs, costs related to share repurchase and governance-related matters, and other unallocated corporate expenses, as the primary performance metric when evaluating each segment’s operations.

The following is the summary of the financial information for the Company’s operating and reportable segments for the three and nine months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Sample Management Solutions	$77,707	$80,673	$238,816	$233,816
Multiomics	66,235	63,619	196,054	188,556
Total revenue	$143,942	$144,292	$434,870	$422,372

Adjusted operating income (loss):
Sample Management Solutions	$11,248	$3,582	$18,177	$1,509
Multiomics	(3,331)	(592)	(11,127)	(6,736)
Segment adjusted operating loss	7,917	2,990	7,050	(5,227)

Amortization of completed technology	2,068	2,047	5,876	5,970
Amortization of other intangible assets	4,123	5,132	12,499	15,655
Transformation costs (1)	1,542	1,174	9,771	5,310
Restructuring charges	754	1,701	4,765	5,915
Impairment of intangible assets	—	—	—	4,658
Merger and acquisition costs and costs related to share repurchase (2)	58	74	2,316	4,821
Other unallocated corporate adjustments	86	(32)	41	8
Total operating loss	(714)	(7,106)	(28,218)	(47,564)
Interest income, net	4,973	7,925	13,760	27,359
Other income (expense), net	(821)	(377)	1,539	(127)
Income (loss) before income taxes	$3,438	$442	$(12,919)	$(20,332)

(1)

Transformation costs represent non-recurring expenses for strategic projects with anticipated long-term benefits to the Company focused on cost reduction and productivity improvement that do not meet the definition of restructuring charges. These costs are directed at simplifying, standardizing, streamlining, and optimizing the Company’s operations, processes and systems to permanently alter the Company’s operations for the long term. For a project to be considered transformational, successful completion of the project must be expected to bring long-term material benefits to the organization and involve significant changes to process and/or underlying technology. Transformation costs in the period result from actions taken as part of the Company’s 2024 transformation plan and primarily relate to one time asset write downs associated with changes in technology, one-time inventory write downs relating to restructuring actions taken in the period, and third-party consulting costs associated with process and systems re-design.

(2)	Includes expenses related to governance-related matters.

The following is the summary of the asset information for the Company’s reportable segments as of June 30, 2025 and  September 30, 2024 (in thousands):

Assets:	June 30, 2025	September 30, 2024
Sample Management Solutions	$853,347	$859,353
Multiomics	445,337	462,825
Total assets	$1,298,684	$1,322,178

The following is a reconciliation of the segment assets to the corresponding amounts presented in the Condensed Consolidated Balance Sheets as of June 30, 2025 and  September 30, 2024 (in thousands):

	June 30,	September 30,
	2025	2024
Segment assets	$1,298,684	$1,322,178
Cash and cash equivalents, restricted cash and marketable securities	549,801	490,707
Deferred tax assets	779	837
General corporate assets	7,367	23,631
Assets held for sale	162,504	262,688
Total assets	$2,019,135	$2,100,041

Revenue from external customers is attributed to geographic areas based on locations in which the product is shipped. Net revenue by geographic area for the three and nine months ended June 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Geographic Location:
United States	$87,833	$95,037	$271,244	$272,898
China	14,321	14,510	41,947	43,054
United Kingdom	9,370	8,086	25,252	19,387
Rest of Europe	25,430	21,370	75,009	66,493
Asia Pacific/Other	6,988	5,289	21,418	20,540
Total revenue	$143,942	$144,292	$434,870	$422,372

For the three and nine months ended June 30, 2025 and 2024, the Company did not have any individual customers that accounted for 10% or more of its consolidated revenue. As of June 30, 2025 and  September 30, 2024, there were no customers that accounted for more than 10% of the Company's accounts receivable balance.

16. Commitments and Contingencies

Contingencies

The Company is subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. The Company cannot predict the ultimate outcome of such legal proceedings or, in certain instances, provide reasonable ranges of potential losses. The Company considers all claims on a quarterly basis and based on known facts assesses whether potential losses are considered reasonably possible, probable, and estimable. Based upon this assessment, the Company then evaluates disclosure requirements and whether to accrue for such claims in the Condensed Consolidated Financial Statements. At June 30, 2025 and as of the date of filing of these Condensed Consolidated Financial Statements, the Company believes that no new material provision for liability nor new disclosure is required related to any claims. In the event of unexpected subsequent developments and given the inherent unpredictability of these matters, there can be no assurance that the Company’s assessment of any claim will reflect the ultimate outcome, and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated financial position or results of operations in particular quarterly or annual periods.

Tariff Matter

With the assistance of a third-party consultant, during the first quarter of fiscal year 2021, the Company initiated a review of the value of transactions it used for intercompany imports into the United States from its GENEWIZ business. As a result of this review and an interpretation surrounding the valuation method used to calculate the estimated transaction value, the Company revised its estimate of the tariffs owed and paid $5.9 million to U.S. customs authorities in fiscal year 2022 related to transactions prior to  December 2021. In  July 2024, the Company paid approximately $2.5 million in tariffs as well as interest related to the imports from its GENEWIZ business into the United States during the period from December 2021 to  July 2024. As of  June 30, 2025, the Company does not anticipate any penalties associated with this payment because its valuation methodology was accepted by U.S. customs authorities during previous voluntary disclosures. The Company expects that the U.S. customs authorities will issue the final audit results for these periods by the end of the fourth quarter of fiscal year 2025.

Purchase Commitments

As of June 30, 2025, the Company had non-cancellable commitments of $48.7 million, comprised of purchase orders for inventory of $37.3 million and other operating expense commitments of $11.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes contained in the 2024 Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below and in the forward-looking statements. Factors that could cause or contribute to these differences include, without limitation, those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations or “MD&A”, as well as those described in the 2024 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q under “Information Related to Forward-Looking Statements”, Part I, Item 1A “Risk Factors” in the 2024 Annual Report on Form 10-K and Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May 9, 2025 and in this Quarterly Report on Form 10-Q. All dollar amounts in the below MD&A are presented in U.S. dollars, unless otherwise noted or the context otherwise provides.

Our MD&A is organized as follows:

●

Overview. This section provides a general description of our business and operating segments as well as a brief discussion and overall analysis of our business and financial performance, including key developments affecting us during the three and nine months ended June 30, 2025 and 2024.

●

Critical Accounting Policies and Estimates. This section discusses accounting policies and estimates that require us to exercise subjective or complex judgments in their application. We believe these accounting policies and estimates are important to understanding the assumptions and judgments incorporated in our reported financial results.

●	Results of Operations. This section provides an analysis of our financial results for the three and nine months ended June 30, 2025 compared to the three and nine months ended June 30, 2024.

●	Liquidity and Capital Resources. This section provides an analysis of our liquidity and changes in cash flows as well as a discussion of contractual commitments.

Plan to Sell B Medical Systems Business

During the first quarter of fiscal year 2025, we announced that we are pursuing a sale of our B Medical Systems business, a manufacturer and global distributor of medical refrigeration devices based in Luxembourg. This strategic action is intended to simplify our portfolio and allow management to focus on driving revenue growth and profitability in our core Sample Management Solutions and Multiomics segments. The B Medical Systems business has been classified as held for sale and a discontinued operation under generally accepted accounting principles in the United States, or GAAP. Unless otherwise noted, this MD&A relates solely to our continuing operations and excludes the operations of our B Medical Systems business.

OVERVIEW

We are a leading global provider of biological and chemical compound sample exploration and management solutions for the life sciences industry. We entered the life sciences market in 2011, leveraging our in-house precision automation and cryogenics capabilities that we were then applying in the semiconductor manufacturing market. This led us to develop solutions for automated ultra-cold storage. Since then, we have expanded our life sciences offerings through internal investments and through a series of acquisitions. We support our customers from research and clinical development to commercialization with our sample management and automated storage, as well as genomic services expertise to help our customers bring impactful therapies to market faster. We understand the importance of sample integrity and offer a broad portfolio of products and services supporting customers at every stage of the life cycle of samples including procurement, automated storage systems, genomic services and a multitude of sample consumables, informatics and data software, along with sample repository services. Our expertise, global footprint and leadership positions enable us to be a trusted global partner to pharmaceutical, biotechnology and life sciences research institutions. In total, we employ approximately 3,000 full-time employees, part-time employees and contingent workers worldwide as of June 30, 2025 and have sales in approximately 92 countries. We are headquartered in Burlington, Massachusetts and have operations in North America, Asia, and Europe.

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

Business and Financial Performance

Basis of Presentation

Our condensed consolidated financial statements are prepared in accordance with GAAP.

Financial Performance

Our performance for the three and nine months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
In thousands	2025	2024	2025	2024
Revenue	$143,942	$144,292	$434,870	$422,372
Cost of revenue	76,182	78,814	232,553	234,487
Gross profit	67,760	65,478	202,317	187,885
Operating expenses
Research and development	6,685	6,911	19,934	21,957
Selling, general and administrative	61,035	63,972	205,836	202,919
Impairment of intangible assets	—	—	—	4,658
Restructuring charges	754	1,701	4,765	5,915
Total operating expenses	68,474	72,584	230,535	235,449
Operating loss	(714)	(7,106)	(28,218)	(47,564)
Other income
Interest income, net	4,973	7,925	13,760	27,359
Other income (expense), net	(821)	(377)	1,539	(127)
Income (loss) before income taxes	3,438	442	(12,919)	(20,332)
Income tax expense	2,758	600	14,007	3,220
Income (loss) from continuing operations	680	(158)	(26,926)	(23,552)
Loss from discontinued operations, net of tax	(53,486)	(6,424)	(79,676)	(135,634)
Net loss	$(52,806)	$(6,582)	$(106,602)	$(159,186)

Revenue was flat for the three months ended June 30, 2025 compared to the corresponding period in the prior fiscal year driven by revenue growth in Multiomics segment offset by lower revenue in Sample Management Solutions segment. Revenue increased 3% for the nine months ended June 30, 2025 compared to the corresponding period in the prior fiscal year driven by revenue growth in both our Sample Management Solutions and Multiomics segments. The revenue growth in our Sample Management Solutions segment for the nine months ended June 30, 2025 compared to the corresponding period in the prior fiscal year was primarily driven by strong performance in Sample Repository Solutions. The revenue growth in our Multiomics segment for the three and nine months ended June 30, 2025 compared to the corresponding periods in the prior fiscal year was primarily driven by Next Generation Sequencing services, partially offset by declines in Sanger sequencing and Gene Synthesis services. Gross margin was 47% for both the three and nine months ended June 30, 2025 compared to 45% and 44%, respectively, for the three and nine months ended June 30, 2024. The gross margin increase for the three months ended June 30, 2025 compared to the corresponding period in the prior fiscal year was mostly driven by operational efficiencies. The gross margin increase for the nine months ended June 30, 2025 compared to the corresponding period in the prior fiscal year was primarily driven by higher revenue, operational efficiencies, and favorable sales mix. Operating expenses for the three and nine months ended June 30, 2025 decreased $4.1 million and $4.9 million, respectively, compared to the corresponding periods in the prior fiscal year, primarily driven by lower research and development expense, partially offset by higher transformation costs. The non-recurring impairment of intangible assets recorded in the three months ended March 31, 2024 also contributed to the decrease in the nine months ended June 30, 2025 compared to the corresponding period in the prior fiscal year. We generated a net income from continuing operations of $0.7 million and a net loss from continuing operations of $26.9 million, respectively, for the three and nine months ended June 30, 2025 compared to net loss from continuing operations of $0.2 million and $23.6 million, respectively, for the corresponding periods in the prior fiscal year, primarily driven by higher profit margin and operational efficiencies, partially offset by lower interest income and higher income tax expense. We generated net loss from discontinued operations, net of tax, of $51.9 million and $78.1 million, respectively, for the three and nine months ended June 30, 2025 compared to net loss from discontinued operations, net of tax, of $6.4 million and $135.6 million, respectively, for the corresponding periods in the prior fiscal year, primarily driven by the loss on assets held for sale recorded in the three and nine months ended June 30, 2025 and the impairment of goodwill recorded in the nine months ended June 30, 2024.

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

RESULTS OF OPERATIONS

Please refer to the commentary provided below for further discussion and analysis of the factors contributing to our results of operations for the three and nine months ended June 30, 2025 compared to the three and nine months ended June 30, 2024.

Non-GAAP Financial Measures

Non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. Management adjusts the GAAP results for the impact of amortization and impairment of intangible assets, transformation costs, restructuring charges, governance-related matters, merger and acquisition costs and costs related to share repurchase, and other unallocated corporate expenses to provide investors better perspective on the results of operations which we believe is more comparable to the similar analysis provided by our peers. Management also excludes special charges and gains, such as gains and losses from the sale of assets, certain tax benefits and charges, as well as other gains and charges that are not representative of the normal operations of the business. Management strongly encourages investors to review our financial statements and publicly filed reports in their entirety and not rely on any single measure. A reconciliation of non-GAAP measures to the most nearly comparable GAAP measures is included under “Operating Income (Loss)” and “Gross Margin” below.

Revenue

Our revenue performance for the three and nine months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,			Nine Months Ended June 30,
			% Change			% Change
In thousands, except percentages	2025	2024	2025 v. 2024	2025	2024	2025 v. 2024
Sample Management Solutions	$77,707	$80,673	(3.7)%	$238,816	$233,816	2.1%
Multiomics	66,235	63,619	4.1%	196,054	188,556	4.0%
Total revenue	$143,942	$144,292	(0.2)%	$434,870	$422,372	3.0%

Our Sample Management Solutions segment revenue for the three months ended June 30, 2025 decreased 4% compared to the corresponding prior fiscal year period driven by lower revenue in Core Products, particularly in Automated Stores and Cryogenic Systems, partially offset by higher revenue in Sample Storage. Our Sample Management Solutions segment revenue for the nine months ended June 30, 2025 increased 2% compared to the corresponding prior fiscal year period driven by revenue growth in Sample Repository Services.

Our Multiomics segment revenue for the three and nine months ended June 30, 2025 increased approximately 4% in each period compared to the corresponding prior fiscal year periods driven by revenue growth in Next Generation Sequencing services, partially offset by declines in Gene Synthesis and Sanger sequencing services.

Revenue generated outside the United States was 39.0% and 37.6% of total revenue, respectively, for the three and nine months ended June 30, 2025 compared to 34.1% and 35.4% of total revenue, respectively, for the corresponding prior fiscal year periods.

Operating Income (Loss)

Our operating income (loss) performance for the three and nine months ended June 30, 2025 and 2024 is as follows (in thousands, except percentages):

	Three Months Ended June 30,
	Sample Management Solutions		Multiomics
	2025	2024	2025	2024
Revenue:	$77,707	$80,673	$66,235	$63,619

Operating income (loss):
Operating income (loss)	$9,834	$2,647	$(4,191)	$(1,630)
Amortization of completed technology	1,208	1,010	860	1,038
Transformation costs(1)	168	(127)	—	—
Other adjustments	38	52	—	—
Total adjusted operating income (loss)	$11,248	$3,582	$(3,331)	$(592)
Operating margin	12.7%	3.3%	(6.3)%	(2.6)%
Adjusted operating margin	14.5%	4.4%	(5.0)%	(0.9)%

	Three Months Ended June 30,
	Segment		Corporate		Azenta Total
	2025	2024	2025	2024	2025	2024
Revenue:	$143,942	$144,292	$—	$—	$143,942	$144,292

Operating income (loss):
Operating income (loss)	$5,643	$1,017	$(6,357)	$(8,123)	$(714)	$(7,106)
Amortization of completed technology	2,068	2,048	—	(1)	2,068	2,047
Amortization of other intangible assets	—	—	4,123	5,132	4,123	5,132
Transformation costs(1)	168	(127)	1,374	1,301	1,542	1,174
Restructuring charges	—	—	754	1,701	754	1,701
Merger and acquisition costs and costs related to share repurchase(2)	—	—	58	74	58	74
Other adjustments	38	52	2	(53)	40	(1)
Total adjusted operating income (loss)	$7,917	$2,990	$(46)	$31	$7,871	$3,021
Operating margin	3.9%	0.7%			(0.5)%	(4.9)%
Adjusted operating margin	5.5%	2.1%			5.5%	2.1%

	Nine Months Ended June 30,
	Sample Management Solutions		Multiomics
	2025	2024	2025	2024
Revenue:	$238,816	$233,816	$196,054	$188,556

Operating income (loss):
Operating income (loss)	$11,963	$(1,733)	$(13,710)	$(9,853)
Amortization of completed technology	3,296	2,852	2,580	3,118
Amortization of other intangible assets	—	103	—	—
Transformation costs(1)	2,877	232	—	—
Other adjustments	41	55	3	(1)
Total adjusted operating income (loss)	$18,177	$1,509	$(11,127)	$(6,736)
Operating margin	5.0%	(0.7)%	(7.0)%	(5.2)%
Adjusted operating margin	7.6%	0.6%	(5.7)%	(3.6)%

	Nine Months Ended June 30,
	Segment		Corporate		Azenta Total
	2025	2024	2025	2024	2025	2024
Revenue:	$434,870	$422,372	$—	$—	$434,870	$422,372

Operating loss:
Operating loss	$(1,747)	$(11,586)	$(26,471)	$(35,978)	$(28,218)	$(47,564)
Amortization of completed technology	5,876	5,970	—	—	5,876	5,970
Amortization of other intangible assets	—	103	12,499	15,552	12,499	15,655
Transformation costs(1)	2,877	232	6,894	5,078	9,771	5,310
Restructuring charges	—	—	4,765	5,915	4,765	5,915
Impairment of intangible assets	—	—	—	4,658	—	4,658
Merger and acquisition costs and costs related to share repurchase(2)	—	—	2,316	4,821	2,316	4,821
Other adjustments	44	54	(3)	(56)	41	(2)
Total adjusted operating income (loss)	$7,050	$(5,227)	$—	$(10)	$7,050	$(5,237)
Operating margin	(0.4)%	(2.7)%			(6.5)%	(11.3)%
Adjusted operating margin	1.6%	(1.2)%			1.6%	(1.2)%

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

Operating income for the Sample Management Solutions segment was $9.8 million and $12.0 million, respectively, for the three and nine months ended June 30, 2025 compared to operating income of $2.6 million and operating loss of $1.7 million, respectively, for the corresponding periods in the prior fiscal year. The Sample Management Solutions segment operating margin increased 937 basis points and 575 basis points, respectively, for the three and nine months ended June 30, 2025 compared to the corresponding periods in the prior fiscal year. The increases in operating income and operating margin were primarily driven by gross margin expansion, partially offset by increased transformation costs. Adjusted operating income was $11.2 million and $18.2 million, respectively, for the three and nine months ended June 30, 2025 compared to adjusted operating income of $3.6 million and $1.5 million, respectively, for the corresponding periods in the prior fiscal year. Adjusted operating margin increased 1,003 basis points and 697 basis points, respectively, for the three and nine months ended June 30, 2025 compared to the corresponding periods in the prior fiscal year. Adjusted operating income and margin exclude the impact of amortization of intangible assets, transformation costs and other adjustments.

Operating loss for the Multiomics segment was $4.2 million and $13.7 million, respectively, for the three and nine months ended June 30, 2025 compared to an operating loss of $1.6 million and $9.9 million, respectively, for the corresponding periods in the prior fiscal year. The Multiomics segment operating margin decreased 377 basis points and 177 basis points, respectively, for the three and nine months ended June 30, 2025 compared to the corresponding periods in the prior fiscal year. The increase in operating loss and decrease in operating margin were primarily driven by lower revenue for Gene Synthesis and Sanger sequencing services, partially offset by higher revenue for Next Generation Sequencing services. Adjusted operating loss was $3.3 million and $11.1 million, respectively, for the three and nine months ended June 30, 2025 compared to adjusted operating loss of $0.6 million and $6.7 million, respectively, for the corresponding periods in the prior fiscal year. Adjusted operating margin decreased 410 basis points and 210 basis points, respectively, for the three and nine months ended June 30, 2025 compared to the corresponding periods in the prior fiscal year. Adjusted operating loss and margin exclude the impact of amortization related to completed technology, restructuring charges and other adjustments.

Gross Margin

Our gross margin performance for the three and nine months ended June 30, 2025 and 2024 is as follows (in thousands, except percentages):

	Three Months Ended June 30,
	Sample Management Solutions		Multiomics		Azenta Total
	2025	2024	2025	2024	2025	2024
Revenue	$77,707	$80,673	$66,235	$63,619	$143,942	$144,292

Gross profit	$40,437	$36,279	$27,323	$29,199	$67,760	$65,478
Adjustments:
Amortization of completed technology	1,208	1,010	860	1,038	2,068	2,048
Transformation costs(1)	—	(127)	—	—	—	(127)
Other adjustments	25	—	—	—	25	—
Adjusted gross profit	$41,670	$37,162	$28,183	$30,237	$69,853	$67,399
Gross margin	52.0%	45.0%	41.3%	45.9%	47.1%	45.4%
Adjusted gross margin	53.6%	46.1%	42.6%	47.5%	48.5%	46.7%

	Nine Months Ended June 30,
	Sample Management Solutions		Multiomics		Azenta Total
	2025	2024	2025	2024	2025	2024
Revenue	$238,816	$233,816	$196,054	$188,556	$434,870	$422,372

Gross profit	$116,802	$102,494	$85,515	$85,391	$202,317	$187,885
Adjustments:
Amortization of completed technology	3,296	2,852	2,580	3,118	5,876	5,970
Transformation costs(1)	52	232	—	—	52	232
Other adjustments	25	—	—	—	25	—
Adjusted gross profit	$120,175	$105,578	$88,095	$88,509	$208,270	$194,087
Gross margin	48.9%	43.8%	43.6%	45.3%	46.5%	44.5%
Adjusted gross margin	50.3%	45.2%	44.9%	46.9%	47.9%	46.0%

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

The Sample Management Solutions segment gross margin increased 707 basis points and 507 basis points, respectively, for the three and nine months ended June 30, 2025 compared to the corresponding periods in the prior fiscal year. Adjusted gross margin increased 756 basis points and 517 basis points, respectively, for the three and nine months ended June 30, 2025, compared to the corresponding periods in the prior fiscal year. The increases in gross margin and adjusted gross margin were primarily driven by operational efficiencies and favorable sales mix.

The Multiomics segment gross margin decreased 465 basis points and 167 basis points, respectively, for the three and nine months ended June 30, 2025 compared to the corresponding periods in the prior fiscal year. Adjusted gross margin decreased 498 basis points and 201 basis points, respectively, for the three and nine months ended June 30, 2025 compared to the corresponding periods in the prior fiscal year. The decreases in gross margin and adjusted gross margin were primarily driven by lower revenue for Gene Synthesis and Sanger sequencing services, partially offset by higher revenue for Next Generation Sequencing services.

Research and Development Expenses

Our research and development expenses for the three and nine months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2025		2024		2025		2024
	In thousands	% of Revenue	In thousands	% of Revenue	In thousands	% of Revenue	In thousands	% of Revenue
Sample Management Solutions	$4,018	5.2%	$4,174	5.2%	$11,903	5.0%	$13,170	5.6%
Multiomics	2,667	4.0%	2,737	4.3%	8,031	4.1%	8,787	4.7%
Total research and development expense	$6,685	4.6%	$6,911	4.8%	$19,934	4.6%	$21,957	5.2%

Total research and development expenses decreased $0.2 million and $2.0 million, respectively, for the three and nine months ended June 30, 2025 compared to the corresponding periods in the prior fiscal year, driven by cost reduction initiatives across the business, primarily decreased compensation and benefits expense.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three and nine months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2025		2024		2025		2024
	In thousands	% of Revenue	In thousands	% of Revenue	In thousands	% of Revenue	In thousands	% of Revenue
Sample Management Solutions	$26,584	34.2%	$29,418	36.5%	$92,935	38.9%	$91,017	38.9%
Multiomics	28,848	43.6%	28,092	44.2%	91,196	46.5%	86,454	45.9%
Corporate	5,603	3.9%	6,462	4.5%	21,705	5.0%	25,448	6.0%
Total selling, general and administrative expense	$61,035	42.4%	$63,972	44.3%	$205,836	47.3%	$202,919	48.0%

Total selling, general and administrative expenses decreased $2.9 million for the three months ended June 30, 2025 compared to the corresponding period in the prior fiscal year, primarily due to decreased compensation and benefits expense. Total selling, general and administrative expenses increased $2.9 million for the nine months ended June 30, 2025 compared to the corresponding period in the prior fiscal year, primarily due to higher stock-based compensation expense and one-time costs related to the Company's leadership changes, partially offset by decreased compensation and benefits expense.

Restructuring Charges

Restructuring charges were $0.8 million for the three months ended June 30, 2025, a decrease of $0.9 million compared to the corresponding period in the prior fiscal year. Restructuring charges were $4.8 million for the nine months ended June 30, 2025, a decrease of $1.2 million compared to the corresponding period in the prior fiscal year. Please refer to Note 7, Restructuring in the notes to the unaudited condensed consolidated financial statements included in the section titled “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Non-Operating Income

Interest income, net – We recorded interest income of $5.0 million and $13.8 million for the three and nine months ended June 30, 2025, respectively, compared to $7.9 million and $27.4 million recorded for the three and nine months ended June 30, 2024, respectively. The decrease in interest income year over year is due to decreased investments in marketable securities. Please refer to Note 4, Marketable Securities and Note 5, Derivative Instruments in the notes to the unaudited condensed consolidated financial statements included in the section titled “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Other income (expense), net – We recorded other expense of $0.8 million for the three months ended June 30, 2025 compared to $0.4 million in the corresponding period in the prior fiscal year. We recorded other income of $1.5 million for the nine months ended June 30, 2025, an increase of $1.7 million compared to the corresponding period in the prior fiscal year. Other income (expense) primarily relates to foreign exchange gains and losses resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities. The increase in the nine months ended June 30, 2025 was also attributable to a $2.1 million gain from cash proceeds received from a cost method investment which had no cost basis.

Income Tax Expense

We recorded income tax expense of $2.8 million and $14.0 million during the three and nine months ended June 30, 2025, respectively. The tax expense for the three and nine months ended June 30, 2025 was primarily driven by a $6.5 million tax expense related to a change in the indefinite reinvestment assertion and the expectation to repatriate cash to the United States from a China subsidiary. The tax expense is also driven by profits in foreign jurisdictions and current state income taxes in jurisdictions where we do not have a net operating loss carryover. Additionally, tax expense is generated on a global loss because we do not benefit from the U.S. tax loss due to a valuation allowance against U.S. deferred tax assets.

We recorded income tax expense of $0.6 million and $3.2 million during the three and nine months ended June 30, 2024, respectively. The tax expense was primarily driven by a $1.7 million charge related to a valuation allowance recorded against deferred tax assets in a foreign subsidiary during the three months ended March 31, 2024. Tax expense also includes $0.5 million of stock compensation shortfall expense for tax deductions that were lower than the associated book compensation expense during the three and nine months ended June 30, 2024 and $0.7 million of expenses related to a valuation allowance on beginning of year U.S. state deferred tax assets.

On July 4, 2025, the "One Big Beautiful Bill Act" was signed into US tax law, extending many international tax provisions of the 2017 Tax Cuts and Jobs Act and providing additional favorable incentives. We will continually monitor the financial impact of these changes. In the near term, we do not expect these changes to have a significant effect on our effective tax rate or cash flows.

Discontinued Operations

During the first quarter of fiscal year 2025, following approval by our Board of Directors, we publicly announced our plan to sell the B Medical Systems business. Results related to the B Medical Systems business are included within discontinued operations for the three and nine months ended June 30, 2025 and 2024. Revenue from discontinued operations was $16.3 million and $28.5 million for the three months ended June 30, 2025 and 2024, respectively. Revenue from discontinued operations was $51.1 million and $63.9 million for the nine months ended June 30, 2025 and 2024, respectively. Loss from discontinued operations, net of tax, was $53.5 million and $79.7 million for the three and nine months ended June 30, 2025, respectively, primarily driven by the loss on assets held for sale recorded in the three and nine months ended June 30, 2025. Loss from discontinued operations was $6.4 million and $135.6 million for the three and nine months ended June 30, 2024, respectively, primarily driven by the impairment of goodwill recorded in the nine months ended June 30, 2024. Loss from discontinued operations includes only direct operating expenses incurred that (1) are clearly identifiable as costs being disposed of upon completion of the sale and (2) will not be continued by the Company on an ongoing basis. Indirect expenses which supported the B Medical Systems business and remain part of continuing operations, are not reflected in loss from discontinued operations. Please refer to Note 3, Discontinued Operations, in the notes to the unaudited condensed consolidated financial statements included in the section titled “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2025, we had cash and cash equivalents, restricted cash, and marketable securities of $549.8 million and stockholders’ equity of $1.7 billion. We believe that our current cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least one year from the date of this Quarterly Report on Form 10-Q and for the foreseeable future thereafter. The current global economic environment makes it difficult for us to predict longer-term liquidity requirements with sufficient certainty. We may be unable to obtain financing that may be required on terms favorable to us, if at all. If adequate funds are not available to us on acceptable terms or otherwise, we may be unable to successfully develop or enhance products and services, respond to competitive pressures, or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business, financial condition and operating results.

Cash Flows and Liquidity

Our cash and cash equivalents, restricted cash and marketable securities for our continuing operations as of June 30, 2025 and September 30, 2024 are as follows:

In thousands	June 30, 2025	September 30, 2024
Cash and cash equivalents	$270,040	$280,030
Restricted cash	8,776	10,061
Short-term marketable securities	48,817	151,162
Long-term marketable securities	222,168	49,454
	$549,801	$490,707

As of June 30, 2025, we had $121.9 million of cash, cash equivalents and restricted cash held outside of the United States which are not currently needed for U.S. operations. We had approximately $23 million of cash in China as of June 30, 2025. We began repatriating the cash to the United States from China during the third quarter of the fiscal year 2025 and have provided for $6.5 million of income taxes related to the repatriation plan as of June 30, 2025. Our marketable securities are generally readily convertible to cash without a material adverse impact.

Our cash flows on a total company consolidated basis for the nine months ended June 30, 2025 and 2024 were as follows:

	Nine Months Ended June 30,
In thousands	2025	2024
Net cash provided by operating activities	$70,011	$32,151
Net cash (used in) provided by investing activities	(91,287)	26,732
Net cash used in financing activities	(10,408)	(411,661)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	4,510	15,596
Net decrease in cash, cash equivalents and restricted cash	$(27,174)	$(337,182)

Cash inflows from operating activities for the nine months ended June 30, 2025 were $70.0 million, primarily due to increased revenue and collections and a U.S. federal tax refund of $11.5 million received in the nine months ended June 30, 2025. Investing activities for the nine months ended June 30, 2025 include $313.0 million in purchases of marketable securities, partially offset by $242.5 million in sales and maturities of marketable securities. Financing activities for the nine months ended June 30, 2025 include $11.4 million of excise tax payments related to our share repurchases settled in fiscal year 2024.

As of June 30, 2025, we had no outstanding debt on our balance sheet.

Capital Resources

Contractual Obligations and Requirements

As of June 30, 2025, we had non-cancellable commitments of $48.7 million comprised of purchase orders for inventory of $37.3 million and other operating expense commitments of $11.4 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, restricted cash and short-term and long-term investments and fluctuations in foreign currency exchange rates.

Interest Rate Exposure

Our cash and cash equivalents and restricted cash consist principally of money market securities which are short-term in nature. At June 30, 2025, our aggregate short-term and long-term investments were $271.0 million, consisting mostly of highly rated corporate debt securities and U.S. government backed securities. At June 30, 2025, there was a net unrealized loss position of $0.1 million on marketable securities included in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. A hypothetical 100 basis point change in interest rates would result in a $2.7 million and $6.1 million change in interest income earned during the nine months ended June 30, 2025 and 2024, respectively.

Currency Rate Exposure

We have transactions and balances denominated in currencies other than the functional currency of the transacting entity. Most of these transactions carrying foreign exchange risk are in Germany, the United Kingdom, and China. Sales in currencies other than the U.S. dollar were approximately 34% and 29% of our total sales, respectively, during the nine months ended June 30, 2025 and 2024. These sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale.

In the normal course of our business, we have liquid assets denominated in non-functional currencies which include cash, short-term advances between our legal entities and accounts receivable which are subject to foreign currency exposure. Such balances were $50.7 million and $63.9 million, respectively, at June 30, 2025 and September 30, 2024, and primarily relate to the Euro and British Pound. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to mitigate our exposures to currency movement. We incurred foreign currency losses of $1.3 million and $1.5 million during the nine months ended June 30, 2025 and 2024, respectively, which related to the currency fluctuation on these balances between the time the transaction occurred and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates as of June 30, 2025 would result in an approximate change of $0.4 million in our net loss during the nine months ended June 30, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025 due to the material weaknesses described below. Notwithstanding the material weaknesses, our chief executive officer and our chief financial officer have concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented.

Material Weaknesses in Internal Control over Financial Reporting. As previously disclosed in the 2024 Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting as we did not design and maintain effective controls related to the review of the cash flow statement. This material weakness, which continues to exist as of June 30, 2025, resulted in immaterial misstatements in our Consolidated Statements of Cash Flows for the Q2 and Q3 interim periods during fiscal year 2023, the year ended September 30, 2023, the Q1, Q2, and Q3 interim periods during fiscal year 2024, the Q1 interim period during fiscal year 2025, and in our supplemental cash flow disclosures for the year ended September 30, 2022, each interim and annual period during fiscal year 2023 and the Q1, Q2 and Q3 interim periods during fiscal year 2024.

During the second quarter of fiscal year 2025, we identified an additional material weakness in our internal control over financial reporting, as we did not design and maintain effective controls related to the preparation and review of account reconciliations.  This material weakness, which continues to exist as of June 30, 2025, resulted in immaterial misstatements in our Consolidated Financial Statements for the Q1 and Q2 interim periods during fiscal year 2025.

Additionally, the material weaknesses could result in misstatements of substantially all account balances and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected on a timely basis.

Remediation Plans

Statements of Cash Flows  -  During the three months ended December 31, 2024, we took steps to remediate the material weakness described above, including implementing a new cash flow reporting tool which automates the calculation of the effect of exchange rate changes on cash and cash equivalents, and we implemented and documented new processes and controls over the review of our consolidated statement of cash flows. We continued to monitor and evaluate the effectiveness of these changes to our controls during the quarter ended June 30, 2025.  While the new and enhanced controls have been designed and implemented, they have not operated for a sufficient period as of June 30, 2025 to assert the material weakness has been remediated.

Account Reconciliations – Our management is in the process of implementing a plan to remediate the material weakness related to the preparation and review of account reconciliations described above. We intend to take the necessary steps to address this material weakness by designing and implementing controls to resolve the underlying cause of this material weakness. Our planned remediation actions currently include, but are not limited to, the following:

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

These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period for management to conclude, through testing, that such controls are operating effectively. We are committed to continuing to improve our internal control over financial reporting, and as we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain remediation measures.

Changes in Internal Control over Financial Reporting. Other than the remediation plans described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under the section titled “Risk Factors” in Part I, Item 1A of the 2024 Annual Report on Form 10-K and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May 9, 2025. There have been no material changes from the risk factors disclosed in the 2024 Annual Report on Form 10-K and such Quarterly Report on Form 10-Q. We may disclose additional changes to risk factors or additional factors from time to time in our future filings with the SEC.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, no director nor officer of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.

Appointment of Principal Accounting Officer

In connection with the previously announced voluntary resignation of Violetta Hughes, Vice President and Chief Accounting Officer (Principal Accounting Officer), on June 27, 2025, the Company appointed Lawrence Lin, the Company’s Executive Vice President and Chief Financial Officer, to act as the Company’s Principal Accounting Officer, effective as of August 7, 2025. Mr. Lin will not receive any additional consideration in connection with this appointment.

Item 6. Exhibits

The following exhibits are included herein:

Exhibit No.	Description

10.1*	Severance Agreement and Release, dated April 9, 2025, between the Company and David Wang (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-25434, filed on April 9, 2025).

10.2*	Severance Agreement and Release, dated May 15, 2025, between the Company and Jason W. Joseph (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-25434, filed on May 16, 2025).

31.01	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets; (ii) the unaudited Condensed Consolidated Statements of Operations; (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the unaudited Condensed Consolidated Statements of Cash Flows; (v) the unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity; and (vi) the Notes to the unaudited Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded in the iXBRL document.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

 * Management contract, compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AZENTA, INC.

Date: August 6, 2025	/s/ Lawrence Lin
Lawrence Lin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2025	/s/ Violetta A. Hughes
Violetta A. Hughes
Vice President and Chief Accounting Officer
(Principal Accounting Officer)