Form 10-K
period 2025-09-30
Azenta, Inc.
filed 2025-12-04
CIK 933974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended September 30, 2025
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

The aggregate market value of the registrant’s Common Stock, $0.01 par value, held by non-affiliates of the registrant as of March 31, 2025, was approximately $1,003,383,280 based on the closing price per share of $34.64 on March 31, 2025 on the Nasdaq Stock Market. As of March 31, 2025, 45,776,018 shares of the registrant’s Common Stock, $0.01 par value, were outstanding. As of December 1, 2025, 45,989,285 shares of the registrant’s Common Stock, $0.01, par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders involving the election of directors, which is expected to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K.

AZENTA, INC.

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements may be identified by words such as “expect,” “estimate,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “likely,” or similar terms or variations. Examples of forward-looking statements include, but are not limited to, statements regarding our future revenue, margins, costs, operating expenses, tax expenses, capital expenditures, earnings, profitability, product development, demand, acceptance and market share, competitiveness, market opportunities and performance, levels of research and development, the success of our marketing, sales and service efforts, outsourced activities, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customers’ success, our management’s plans and objectives for our current and future operations and business focus, litigation, our ability to retain, hire and integrate skilled personnel, our ability to identify and address increased cybersecurity risks, the anticipated growth prospects of our business, the expected benefits and other statements relating to our divestitures and acquisitions (including timing), the adequacy, effectiveness and success of cost saving plans and our business transformation initiatives, our ability to continue to identify acquisition targets and successfully acquire and integrate desirable products and services and realize expected revenues and revenue synergies, our adoption of newly issued accounting guidance, the levels of customer spending, our dependence on key suppliers or vendors to obtain services for our business on acceptable terms (including the impact of supply chain disruptions), general economic conditions, the impact of inflation and tariffs, and the sufficiency of financial resources to support future operations and the remediation of material weaknesses in our internal control over financial reporting.

These forward-looking statements are based on current expectations and involve risks, uncertainties, and other factors that may cause actual results, performance, or achievements to differ materially from those expressed or implied. Such factors include those set forth in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission, or SEC, such as our quarterly reports on Form 10-Q and current reports on Form 8-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless the context indicates otherwise, references in this Annual Report on Form 10-K to “we,” “us,” “our,” “the Company,” and similar terms refer to Azenta, Inc. and its consolidated subsidiaries.

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

INDUSTRY AND OTHER DATA

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations, market position and market opportunity, is based on management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. We believe the information from these third-party publications, research, surveys and studies included in this Annual Report on Form 10-K is reliable. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this Annual Report on Form 10-K under “Information Related to Forward-Looking Statements” above and Part I, Item 1A “Risk Factors” below, as updated and/or supplemented in subsequent filings with the SEC. These and other factors could cause our future performance to differ materially from our assumptions and estimates.

PART I

Item 1.    Business

Overview

We are a leading global provider of biological and chemical compound sample exploration and management solutions for the life sciences industry. We entered the life sciences market in 2011, leveraging our in-house precision automation and cryogenics capabilities that we were then applying in the semiconductor manufacturing market. This led us to develop and provide solutions for automated ultra-cold storage. Since then, we have expanded our life sciences offerings through internal investments and through a series of acquisitions. We support our customers from research and clinical development to commercialization with our sample management and automated storage systems, as well as genomic services expertise to help our customers bring impactful therapies to market faster. We understand the importance of sample integrity and offer a broad portfolio of products and services supporting customers at every stage of the life cycle of samples, including procurement, automated storage systems, genomic services and a multitude of sample consumables, informatics and data software, along with sample repository services. Our expertise, global footprint, and leadership positions enable us to be a trusted global partner to pharmaceutical, biotechnology and life sciences research institutions. In total, we employ approximately 3,000 full-time employees, part-time employees and contingent workers worldwide as of September 30, 2025 and have sales in approximately 95 countries. We are headquartered in Burlington, Massachusetts and have operations in North America, Asia and Europe.

Our Company was founded in 1978 and became a leading automation provider and partner to the global semiconductor manufacturing industry. We divested the last of our semiconductor businesses in February 2022 for $2.9 billion in cash and since then operate solely as a life sciences company. On December 1, 2021, we changed our corporate name from “Brooks Automation, Inc.” to “Azenta, Inc.” and our common stock started to trade on the Nasdaq Global Select Market under the symbol “AZTA”. During the first quarter of fiscal year 2025, we announced that we are pursuing a sale of our B Medical Systems business, a manufacturer and global distributor of medical refrigeration devices based in Luxembourg. This strategic action is intended to simplify our portfolio and allow management to focus on driving revenue growth and profitability in our core Sample Management Solutions and Multiomics segments. The B Medical Systems business has been classified as held for sale and a discontinued operation under generally accepted accounting principles in the United States, or GAAP. Both the semiconductor automation results and the B Medical Systems business results are classified as discontinued operations, and, unless otherwise noted, the description of our business in this Annual Report on Form 10-K relates solely to our continuing operations.

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

Life Sciences Market

Our businesses serve a broad range of end markets within the life sciences industry to help our customers advance the development of therapies to improve people’s lives and cure diseases. With the advent of biologics and personalized medicine, biological samples have become critical assets to the success of drug and therapy pipelines, and the proper management and protection of these samples are important to our customers. As a result, we believe there is a sizable market opportunity for us to provide comprehensive sample management and genomic solutions.

Since the successful mapping of the full human genome at the turn of this century, the market for genomic services has grown in support of research in biologic drug development, personalized medicine, and cell and gene therapy, or CGT. Top pharmaceutical and biotechnology companies and institutions can use their in-house laboratory resources to sequence millions of genes as part of their research workflow. Many companies and institutions, however, look to outsource all or a part of their gene sequencing to independent laboratories that provide expedited results and expert consultation services. We participate in this market as a value-added laboratory services provider, offering high quality genetic testing services with fast turnaround times and expert customer support.

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

●	Multiomics. The Multiomics business resources operate as a single business unit offering genomic and other sample analysis services, including gene sequencing, gene synthesis and related services.

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

SRS – Our SRS services include a complete range of services consisting of on-site and off-site sample storage, cold chain logistics, sample transport and collection relocation, bio-processing solutions (inclusive of sample preparation and laboratory-based sample analysis), disaster recovery and business continuity, and project management and consulting. Our informatics solutions provide sample intelligence software solutions, and support laboratory workflow scheduling for life science tools and instrument work cells, sample inventory and logistics, environmental and temperature monitoring, clinical trial and consent management, and planning, data management, virtualization, and visualization of sample collections. We offer enhanced on-site and off-site management of biological sample inventories and integration solutions to our customers for their increasingly distributed workflows.

Automated Stores – Our automated stores product includes stand-alone systems that can store over 20 million samples in temperature ranges from ambient to -80°C. Our automated stores have a unique design that allows controlled temperature storage down to -80°C with the industry’s highest throughput of sample retrieval. Our automated stores provide high throughput capability and optimized storage of multi-format tubes and plates while maintaining consistent temperature profiles across stored samples. We also offer a portfolio of services designed to optimize the productivity of our automated storage offerings.

Cryogenic Systems – Our cryogenic systems provide cryogenic storage ranging from high efficiency LN2 vapor-based cryogenic freezers to fully automated systems that preserve sample integrity and chain of custody, as well as the storage materials needed to keep samples safe during every step of the cold chain. Our cryogenic systems provide long-term cryogenic storage with accurate record-keeping and dependable temperature control, even during transport. The systems combine well-documented sample protection and comprehensive inventory management with superior user experience and enable our customers to plan a scalable cryogenic infrastructure to maintain quality and documentation.

Automated Sample Tubes - Our automated sample tube product offerings include a range of automation-friendly storage tubes with coding options such as 2D-coded, dual-coded, and tri-coded, with either external or internal threading, and instruments for faster reading, capping, and de-capping.

Consumables and Instruments - Our consumables and instruments products include a complete range of consumables, including multiple formats of racks, tubes, caps, plates and foils, which are used for storage and handling of samples in ambient to ultra-cold storage environments. A comprehensive range of instruments used for labeling, bar coding, capping, de-capping, auditing, sealing, peeling, and piercing tubes and plates complement our consumables. Our offerings include a range of products aimed at the genomic sample preparation and services market for polymerase chain reaction, or PCR, and sequencing, imaging, synthesizing, liquid handling, and sample processing.

Controlled Rate Thawing Devices – Our controlled rate thawing devices include a range of products for automated thawing of plasma, blood and stem cells as well as in CGT applications. Our products are used for controlled rate thawing of cryopreserved samples and therapies, and are used in research and development, clinical trials, good manufacturing practices and in the hospital setting.

Multiomics

Within our Multiomics segment, our genomic services business advances research and development activities by providing gene sequencing, synthesis, and related services. We offer a comprehensive, global portfolio that we believe has broad appeal in the life sciences industry and enables customers to select the best solution for their research and development challenges. This portfolio also offers unique solutions for key markets such as CGT, antibody development, and biomarker discovery by addressing genomic complexity and throughput challenges.

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

Sales, Marketing and Customer Support

Most of our sales are completed through our direct sales force, particularly our store systems, storage services, and genomic services. We supplement the sale of consumables and instruments with distributors that reach a broad range of customers. In regions with emerging life sciences industries, we leverage local distributors to assist with the sales process.

The sales process for our SRS and larger automated storage systems takes months to complete and may involve a team from sales, marketing, and engineering. Sales of genomic services are generally generated with on-line orders from the customer laboratory and delivered to and from our customers using a courier service, with the simplest of genomics and synthesis requests completed in less than 24 hours and more complex projects within weeks.

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

We typically provide product warranties for a period of one to five years depending on the product type. Customer support capabilities include utilization of offsite technicians and in-country support provided by our own employees and local contractors.

Competition

Given the breadth of the solutions and services offered by our Sample Management Solutions and Multiomics segments, we believe we have a unique portfolio of products and services. Each segment, however, has unique competitors in their area of offerings. In the Sample Management Solutions segment, our main competitors include Hamilton Company and Liconic AG for automation systems and Laboratory Corporation of America Holdings and Thermo Fisher Scientific Inc. for storage, consumables and services. In the Multiomics segment, our main competitors include BGI Genomics Co., Ltd., Eurofins, Scientific S.E., GenScript Biotech Corporation, Integrated DNA Technologies, Inc., Novogene Co., Ltd., and Twist Bioscience Corporation.

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

We have developed and continue to develop automated biological sample storage solutions for operating in ultra-low temperature environments. We have a complete line up of automated stores and cryogenic systems from ambient temperatures to -190°C. Our automated storage systems offer improved data management and sample security for vaccines and biologics and have a unique design, which allows controlled temperature storage down to -80°C with the industry’s highest throughput of sample retrieval. Our genomic services advance research and development activities in gene sequencing, synthesis, and related services to meet market demands. We invest in research and development to develop protocols and efficiencies in our own laboratories and to provide proprietary offerings to our customers. As an example, in our Multiomics segment, we enriched our portfolio by adding regulated services targeting analysis of adeno-associated virus, a common vector used in CGT. Furthermore, we continue to add value to drug discovery and development research by expanding our portfolio to include proteomics solutions. We will continue to focus on developing processes and technologies that can streamline sample-to-data workflows.

Manufacturing and Services

Our manufacturing operations include product assembly, integration, and testing. We implement quality assurance procedures that include standard design practices, reliability testing and analysis, supplier and component selection procedures, vendor controls, manufacturing process controls, and service processes that ensure high-quality performance of our products. Our major manufacturing facilities are in Missouri, United States, and Manchester and Wotton, United Kingdom. Our manufacturing operations are designed to provide high quality, optimal cost, differentiated products to our customers in short lead times through responsive and flexible processes, and sourcing strategies. We utilize lean manufacturing techniques in our manufacturing.

We have service and support locations near our customers to provide rapid response to their service needs. Our principal product service and support locations include Burlington, Massachusetts, and Manchester, United Kingdom.

We provide sample management storage and transportation services in Billerica, Massachusetts; Indianapolis and Plainfield, Indiana; Fresno, California; Cleveland, Ohio; Griesheim, Germany; Montreal, Canada; Singapore; and Beijing, China. We have a network of 14 laboratories that provide genomic services, including seven in the United States, three in China, two in the United Kingdom, and one each in Japan and Germany.

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

As of November 20, 2025, we owned approximately 103 issued U.S. patents, with various corresponding patents issued in foreign jurisdictions, and approximately 545 foreign (non-U.S.) issued patents. We also had approximately 32 pending U.S. patent applications, with foreign counterparts of some of these applications having been filed or which may be filed at the appropriate time. Our current patents begin to expire at various dates beginning in 2025 and will continue to expire from time to time thereafter through 2044.

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

Other Laws and Regulations

Our operations are also subject to other government regulations in the United States and the other countries in which we operate and conduct business. While most of our products are not regulated, certain products in our Sample Management Solutions segment are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act, which could result in additional compliance costs, delays in product launches, or potential recalls if standards are not met. Our GLP regulatory services in our Multiomics business require accreditation and certification of the laboratories in which we perform those services and failure to maintain such accreditations could lead to loss of customer contracts or regulatory penalties.

Our businesses also include export and import activities, which are subject to pertinent laws enforced by the U.S. Departments of Commerce, State, and Treasury. In addition, our logistics activities must comply with the rules and regulations of the Department of Transportation, the Federal Aviation Administration, and similar foreign agencies.

We believe we are in compliance in all material respects with all applicable environmental, employee health and safety and other government regulations, and such compliance has not had, and is not expected to have, an adverse effect on our capital expenditures, competitive position, financial condition, or results of operations.

Human Capital

In total, we employ approximately 3,000 full-time employees, part-time employees and contingent workers worldwide as of September 30, 2025, primarily in the United States. We understand that our success depends on our highly talented associates, and our human capital management practices focus on attracting and retaining a diverse and engaged workforce.

Diversity, Equity and Inclusion. We are committed to attracting, developing, and retaining diverse talent that is inclusive of every age, gender, gender identity, race, sexual orientation, physical capability, neurological difference, ethnicity, belief, and perspective. Our goal is to develop cultural competency by seeking knowledge, increasing awareness, developing sensitivity, modeling respect, and promoting inclusion and unity. Approximately 48% of our employees are gender diverse, and 43% of our U.S.-based employees identify as being racially diverse. Additional details on our gender and racial diversity can be found on our website in our environmental, social, and governance, or ESG, governance reports.

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

Training and Development. We provide training and learning opportunities, rotational assignment opportunities, and continuous performance feedback to further our employee development. Our learning culture is built on formal curriculums, communities of practice, peer-to-peer learning, experiential development, support tools, and ongoing assessment. We listen to our employees to better understand their training and development needs, and ensure our offerings cater to both technical learning and leadership development.

Employee Health and Safety. Compliance with environmental, health and safety, or EH&S, laws and regulations underlies the basis of the EH&S programs we have in place. As part of our EH&S programs, we:

●	help build a culture of safety that emphasizes safe operations, procedures, behaviors, and attitudes;

●	provide compliance training on general safety principles and job-specific requirements;

●	equip employees to recognize and execute their responsibilities for safety through numerous training events;

●	provide appropriate personal protective equipment and training in the safe use of that equipment;

●	help ensure all employees are aware of their surroundings and that everyone works to maintain a safe workplace;

●	hold recurring, regular corporate-wide safety committee meetings for employees at all levels, including executive management; and

●	support employees to conduct job hazard analysis with the purpose of recognizing workplace hazards and reducing risk.

Purpose and Core Values. Our Company Purpose is to enable life sciences organizations around the world to bring impactful therapies to market faster. We are committed to making sure that every team member understands our core values of Customer Focus, Achievement, Accountability, Teamwork, Employee Value, and Integrity. These core values are the foundation from which we act and base our decisions and are embodied in our Standards of Conduct, which outline our commitment to our customers, our investors, our communities, and to one another. Our Standards of Conduct also outline what we expect of our employees and ensure we continue to foster a culture of high integrity. We adhere to the governance requirements established by federal and state law, the SEC, and the Nasdaq Global Select Market, and we strive to establish appropriate risk management methods and control procedures to adequately manage, monitor, and control the major risks we may face day to day and year to year.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC’s website at http://www.sec.gov. We also maintain a website at www.azenta.com, through which you can access our SEC filings and copies of our press releases. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

Item 1A.    Risk Factors

Factors That May Affect Future Results

Investing in Azenta common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes included under Part II, Item 8, “Financial Statements and Supplementary Data,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before investing in our common stock. The risks described below are material to our business and could materially adversely affect our business, financial condition, or operating results, and cause the trading price of our common stock to decline. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. The forward-looking statements in this report are qualified by these risk factors.

Risk Factor Summary

The following is a summary of the material risks that could adversely affect our business, financial condition, or operating results. This summary should be read in conjunction with the full discussion of risk factors that follows.

Macroeconomic and External Risks

●

A prolonged economic downturn, reductions in government funding for scientific research, increases in interest rates, inflation, or other macroeconomic pressures may reduce customer purchases, leading to lower sales and cash flows.

●	Public health threats, epidemics, or pandemics could disrupt operations, reduce demand, or impair our ability to meet obligations.

●	Global climate change, environmental regulations, or related developments could increase costs, disrupt operations, or reduce demand for our products and services.

●	Currency exchange rate fluctuations may impact foreign holdings, lower margins, or require price increases that reduce sales.

●	ESG matters, including climate change, diversity, and ethical supply chains, could increase costs, restrict activities, or harm our reputation if initiatives fail or are criticized.

Risks Relating to Our Operations

●	Our operating results may fluctuate significantly due to factors like customer demand, product mix, and competition, making past performance an unreliable indicator of future results.

●	Failure to introduce new products and services reflecting technological advances could make our offerings obsolete and harm our prospects.

●	If our transformation initiatives fail to deliver expected cost savings or efficiencies, our financial results could be negatively impacted.

●	Our global operations expose us to risks like political instability, regulatory changes, corruption, and difficulties in collecting receivables.

●	Disruptions to our facilities or sample storage operations from unexpected events (e.g., natural disasters, power outages) could harm our reputation and results.

●	Inaccurate demand forecasting could lead to excess or obsolete inventory, adversely affecting our financial condition.

●	Material weaknesses in internal control over financial reporting could result in misstatements, harming investor confidence and our stock price.

●	Impairment of goodwill or intangible assets could adversely affect our financial position and results.

●	Changes in tax rates or regulations could affect our results of operations.

●	We may face NOL limitations due to insufficient profits in relevant jurisdictions.

●	We are subject to numerous governmental regulations, and noncompliance could lead to fines, suspensions, or other penalties.

Risks Related to Gene Synthesis

●	We face regulatory risks associated with potential third-party misuse of our synthetic gene products.

●	Ethical constraints and regulatory restrictions on genetic engineering may also narrow our markets and reduce demand for our gene synthesis services.

Risks Related to Cybersecurity and Data Privacy

●	Cybersecurity incidents, including breaches, ransomware, or disruptions, could compromise sensitive data and interrupt operations, leading to regulatory penalties and loss of trust.

●	Failure to comply with data protection laws (e.g., GDPR, CCPA) could result in enforcement actions, fines, and reputational harm.

Risks Related to Geopolitical Tensions and Supply Chain

●	Geopolitical conflicts (e.g., Ukraine war, US-China friction) and related sanctions could disrupt supply chains, increase costs, or limit access to materials.

●	Trade disputes, tariffs, or restrictions (e.g., US tariffs on imports from China) could raise costs and reduce competitiveness.

●	Supply chain issues, including reliance on single-source suppliers or raw material shortages, could delay production and harm revenue.

Risks Related to Artificial Intelligence

●	Ineffective development or deployment of AI technologies could lead to errors, biases, or disruptions in our operations.

●	Evolving AI regulations could impose compliance burdens and limit our use of AI.

Risks Related to Intellectual Property

●	Failure to protect our intellectual property could allow competitors to misappropriate our technology.

●	Patent expirations could increase competition and reduce revenue.

●	Claims of third-party IP infringement could result in costly litigation and prevent us from offering certain products.

Risks Related to Reliance on Third Parties

●	Failure of key suppliers to deliver components could delay shipments and harm revenue.

●	Declines in raw material availability could increase costs or disrupt manufacturing.

●	External service providers' underperformance or cybersecurity breaches could adversely impact operations and data security.

Risks Relating to Our Customers

●	Customers may not commit long-term and could cease purchases at any time, exposing us to competitive pressures.

●	Claims for damages to customer materials due to product or service failures could lead to financial liability and reputational harm.

Risks Relating to Owning Our Securities

●	Our stock price may be volatile due to market fluctuations, operating results, or external events.

●	Provisions in our charter documents and Delaware law may delay or prevent acquisitions, potentially decreasing share value.

●	Securities litigation or stockholder activism could incur costs, divert attention, and impact stock price.

This summary does not contain all the information that may be important to you. You should read the entire risk factors section and the other information in this Annual Report on Form 10-K.

Macroeconomic and External Risks

A prolonged downturn in macroeconomic conditions may materially adversely affect our business.

An economic downturn in the United States and elsewhere, reductions in the level of government funding for scientific research, increases in interest rates, and inflation, among other factors, may cause our current or potential customers to delay or reduce purchases. This could result in reductions in sales of our products and services and materially adversely affect our results of operations and cash flows. Volatility and disruption of global financial markets could limit our customers' ability to obtain adequate financing to maintain operations and proceed with planned or new capital spending initiatives. This could lead to a reduction in sales volume that materially and adversely affects our results of operations and cash flow. In addition, a decline in our customers' ability to pay as a result of an economic downturn may lead to increased difficulties in the collection of our accounts receivable, higher levels of reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs as a percentage of revenues.

We are subject to risks associated with public health threats and epidemics.

Public health threats and epidemics, whether global or regional in scope, could materially adversely affect our business, markets, workforce, and operations, as well as the operations of our customers, suppliers, and business partners. In particular, such events may result in significant adverse financial or operational effects, including:

●	substantial volatility or reductions in demand for our products and/or services; or

●

an inability to meet customer needs or fulfill other obligations due to disruptions in our own operations or those of our third-party partners, suppliers, contractors, logistics providers, or customers.

These effects may be more pronounced in jurisdictions where we or our customers operate that are more severely impacted by the health threat or that impose stricter public health measures. Although we have implemented health and safety protocols, business continuity plans, and crisis management procedures intended to mitigate the adverse effects of such events on our employees and operations, there can be no assurance that these measures will be fully effective or that they will not produce unintended negative consequences. Accordingly, a significant public health threat or epidemic could have a material adverse effect on our business, financial condition, and results of operations.

Global climate change and related legal and regulatory developments could negatively affect our business, financial condition and results of operations.

Climate change presents risks to us and to our customers, with the risks expected to increase over time. Our products and services are subject to and affected by environmental regulation by federal, state, and local authorities in the United States and regulatory authorities with jurisdiction over our international operations. Future regulations or voluntary actions on our part in response to climate change could result in costly changes to our facilities to reduce carbon emissions. They could also increase energy costs as a result of switching to less carbon-intensive, but more expensive, sources of energy to operate our facilities and to transport and ship products and samples, including potential carbon pricing or taxes. There can be no assurance that climate change or environmental regulation and response will not have a negative competitive impact on our ability to provide sample management, automated storage systems, and genomic services or that economic returns will match the investments that we are making in the development of new products and services. We will likely face increasing complexity related to product design, the use of regulated materials, energy consumption and efficiency, and the reuse, recycling, or disposal of products and their components at end-of-use or useful life. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty regarding future incentives for energy-efficiency and costs of compliance. This may impact the demand for our products and services, our costs associated with providing our products and services, and our results of operations and financial condition. In addition, the potential physical impacts of climate change on our operations are highly uncertain and could disproportionately affect the geographic locations where we operate. These may include changes in global weather patterns, which could include local changes in rainfall and storm patterns and intensities, water shortages, changing sea levels, and changing temperature averages or extremes. These impacts may also adversely affect our properties (e.g., sample storage facilities vulnerable to extreme weather), our business, financial condition and results of operations.

Unfavorable currency exchange rate fluctuations may impact our significant foreign currency holdings, lead to lower operating margins, or may cause us to raise prices for our products and services, which could result in reduced sales.

Currency exchange rate fluctuations could have an adverse effect on our sales, cost of sales and results of operations. We could experience losses with respect to forward exchange contracts into which we may enter. Unfavorable currency fluctuations could require us to increase prices for our products and services to customers, which could result in lower net sales. Alternatively, if we do not adjust the prices for our products and services in response to unfavorable currency fluctuations, our results of operations, including our margins, could be materially and adversely affected. In addition, most sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold or these services are provided. The currency received in payment for such sales could be less valuable as compared to the U.S. dollar at the time of receipt as a result of exchange rate fluctuations. From time to time, we enter into forward exchange contracts and cross-currency swap agreements to reduce currency exposure. However, we cannot be certain that our efforts will be adequate to protect us against significant currency fluctuations or that such efforts will not expose us to additional exchange rate risks, which could materially and adversely affect our results of operations.

As of September 30, 2025, we held approximately $119.6 million of cash and cash equivalents that is denominated in foreign currency, which represents a substantial portion of our current cash and cash equivalents balance. As a result of our significant foreign currency holdings, our financial results and capital ratios may be impacted by the movements in exchange rates, and a significant portion of our assets must be translated into U.S. dollars for external reporting purposes or converted into U.S. dollars to meet our strategic needs and service obligations such as any future U.S. dollar-denominated indebtedness or dividends. We may seek to mitigate our exposure to currency exchange rate fluctuations, but our efforts may not be successful.

Our business could be negatively impacted by environmental, social and governance (ESG) matters.

There has been an increased focus from investors, customers, employees, and other stakeholders concerning ESG matters, including addressing climate change, diversity and inclusion, and ethical supply chains. This may result in increases in our costs to operate our business or restrict certain aspects of our activities, such as genomics services involving sensitive data. The standards by which ESG efforts and related matters are measured are developing and evolving, and affected areas are subject to assumptions that could change over time. In addition, we could be criticized for the scope of such initiatives or goals or, conversely, perceived as not acting responsibly in connection with these matters. Any such matters could have a material adverse impact on our future results of operations, financial position, and cash flows.

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

If we do not continue to introduce new products and services that reflect advances in technology in a timely and effective manner, our products and services may become obsolete, and our operating results will suffer.

Our success is dependent on our ability to respond to the technological changes present in the markets we serve. The success of our product development and introduction of products and services to market depends on our ability to:

●	accurately identify customer needs;

●	provide advanced technologies and products;

●	obtain and maintain regulatory approvals when necessary;

●	respond to competitive offerings and generate competitive advantages;

●	differentiate our offerings from our competitors’ offerings and intellectual property;

●	successfully differentiate our offerings and effectively communicate their value proposition;

●	commercialize new products in a timely manner;

●	price our products competitively; and

●	manufacture and deliver instruments and consumables in sufficient volumes on time.

If we cannot succeed in responding in a timely and cost-effective manner to technological and/or market changes or if the new products and services that we introduce do not achieve market acceptance, our competitive position would diminish which could materially harm our business and our prospects.

If we do not achieve our transformation initiative goals, our financial results could be negatively impacted.

In fiscal year 2024, we announced a transformation initiative to reduce complexity and streamline processes across our organization designed to lead to reduced costs and increased profitability. We have identified and carried out initiatives and activities and we continue to review our operations to support the objectives of the transformation initiative. If we fail to complete any of these initiatives or activities, or if the results of these initiatives and activities do not lead to the cost savings we expect, our financial results could be negatively impacted.

The global nature of our business exposes us to multiple risks.

During fiscal years ended September 30, 2025, 2024 and 2023, approximately 39%, 36% and 36%, respectively, of our revenue was derived from sales outside of North America. We expect that international sales, including increased sales in Asia, will continue to account for a significant portion of our revenue for the foreseeable future, and that in particular, the proportion of our sales to customers in China will increase, due in large part to our significant genomic services operation in China. While we continue to have genomic services operations in China, we also started processes to move certain operations outside of China. As a result of our international operations, we are exposed to many risks and uncertainties, including:

●

changes in rates of economic growth and impact of global economic, political, and social events on our current and future operations, including global supply chain disruptions, inflation, economic slowdown and recession, rising interest rates, bank failures, labor market challenges, sovereign debt issues, geopolitical tensions (in particular, between the United States and China), and outbreak of disease;

●	longer accounts receivable collection cycles and difficulties in collecting accounts receivable;

●	change in regulatory requirements and the adoption of new or changing industry standards in the various jurisdictions in which we do business;

●	trade protection measures, tariffs and export/import licensing and sanction requirements;

●	changes in tax laws and interpretations that may result in adverse tax consequences and higher taxes;

●	difficulties protecting or procuring intellectual property rights;

●

the loss of revenues and potential adverse impact on our relationships in China or with Chinese customers as a result of adverse developments in trade policies and resulting trade tensions between the United States and China;

●	currency exchange rate fluctuations, particularly strengthening of the U.S. dollar, which can affect the competitiveness and/or pricing of our products and services; and

●	the effect of local political, economic, legal, regulatory, tax, governmental, trade, and social and cultural factors on our business practices which may result in unanticipated losses.

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

As of September 30, 2025, we held approximately $136.0 million of cash outside the United States and our ability to repatriate any of the funds for use in the United States or elsewhere in our business may be limited based on local country statutory requirements, which could negatively impact our opportunities to deploy capital.

Our business could be materially harmed if we fail to adequately integrate the operations of the businesses that we have acquired or may acquire.

We have made in the past, and may make in the future, acquisitions or significant investments in businesses with complementary products, services and/or technologies. Our acquisitions present numerous risks, including:

●	difficulties in realizing anticipated financial or strategic benefits of such acquisition;

●	risks related to intellectual property rights in acquired technologies;

●	lack of integration experience in new target markets;

●	an increase in our expenses and working capital requirements;

●	the challenge of integrating geographically or culturally diverse businesses;

●	customer attrition arising from preferences to obtain products or services from our competitors;

●	difficulties and costs of transitioning data from one information technology system to another;

●	difficulty completing development, enhancements and updates to acquired products;

●	increased regulatory scrutiny;

●	undetected errors or unauthorized use of a third-party’s code in products we acquire;

●	potential of costly litigation (including intellectual property infringement actions) related to an acquisition;

●	the inability to retain suppliers, customers, distributors, advisors and key employees of the acquired business;

●	additional stock-based compensation, which may have a significant impact on our results of operations;

●	unforeseen and unknown liabilities and harm to our existing business relationships;

●	the loss of key employees and the costs associated with transitioning new employees;

●	the integration process itself may be disruptive to our business as it requires coordination of geographically diverse organizations and aligning employee benefit plans; and

●	unanticipated costs to support, govern and control the acquisition.

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

A key part of our growth strategy is to continue expanding within the life science products and services markets. As part of this strategy, we expect to diversify our product sales and service revenue by leveraging our core technologies and making acquisitions of select businesses, products, services or technologies, which requires investments and resources which may not be available on favorable terms or at all. We cannot guarantee that we will be successful in leveraging our capabilities into the life sciences sample management and genomic services markets or identifying and successfully acquiring other businesses, products, services or technologies to meet all the needs of new customers and to compete favorably with other products and services. Because a significant portion of our growth potential may be dependent on our ability to increase sales within our Sample Management Solutions and Multiomics segments, our inability to successfully expand within the markets serviced by these segments may adversely impact future financial results.

Changes in key personnel could impair our ability to execute our business strategy.

The continuing service of our executive officers and essential engineering, scientific and management personnel, together with our ability to attract and retain such personnel, is an important factor in our continuing ability to execute our strategy. There is substantial competition to attract such employees and the loss of any such key employees could have a material adverse effect on our business and operating results. The same could be true if we were to experience a high turnover rate among engineering and scientific personnel and we were unable to replace them. Our ability to attract and retain employees may be negatively impacted by employees’ reactions to our policies related to working remotely, particularly in the United States. Any failure to attract, recruit, train, retain, motivate and integrate qualified personnel, in particular our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, could materially harm our strategic plan, operating results and growth prospects.

Unexpected events could disrupt our sample storage operations and adversely affect our reputation and results of operations.

Unexpected events, including fires or explosions at our facilities, natural disasters, such as tornadoes, hurricanes, earthquakes, or extreme weather exacerbated by climate change, war or terrorist activities, unplanned power outages, supply disruptions and failure of equipment or systems, could adversely affect our reputation and results of operations. Our customers rely on us to securely store and timely retrieve and transport their critical samples, and these events could result in service disruptions, physical damage to one or more key storage facilities and the customer samples stored in those facilities, the temporary closure of one or more key operating facilities or the temporary disruption of service, each of which could negatively impact our reputation and results of operations. Two of our storage facilities are located in Indianapolis, Indiana, an area of the United States that can be prone to tornadoes and other severe weather events.

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

We have identified material weaknesses in our internal control over financial reporting which led to a conclusion that our internal control over financial reporting is not effective as of September 30, 2025. Our ability to remediate these material weaknesses, the discovery of additional material weaknesses, and our inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting, could adversely affect our results of operations, our stock price and investor confidence in our company.

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

We identified a material weakness in our internal control over financial reporting as of September 30, 2024, as we did not design and maintain effective controls related to the review of the cash flow statement. This material weakness, which continues to exist as of September 30, 2025, resulted in immaterial misstatements in our Consolidated Statements of Cash Flows for the Q2 and Q3 interim periods during fiscal year 2023, the year ended September 30, 2023, the Q1, Q2, and Q3 interim periods during fiscal year 2024, the Q1 interim period during fiscal year 2025, and in our supplemental cash flow disclosures for the year ended September 30, 2022, each interim and annual period during fiscal year 2023 and the Q1, Q2 and Q3 interim periods during fiscal year 2024. During the quarter ended March 31, 2025, we identified an additional material weakness in our internal control over financial reporting, as we did not design and maintain effective controls related to the preparation and review of account reconciliations. This material weakness, which continues to exist as of September 30, 2025, resulted in immaterial misstatements in our condensed consolidated financial statements for the interim periods during fiscal year 2025 and consolidated financial statements for the year ended September 30, 2025. During the quarter ended September 30, 2025, we identified an additional material weakness in our internal control over financial reporting, as we did not design and maintain effective controls over the classification of certain costs in the Consolidated Statement of Operations. This material weakness, which continues to exist as of September 30, 2025, resulted in immaterial misstatements in the classification of certain costs between cost of revenue and selling, general and administrative, and research and development costs that resulted in the revision of the annual financial statements for the year ended September 30, 2023, each of the interim periods and the annual financial statements for the year ended September 30, 2024, and the Q1, Q2, and Q3 interim periods during the year ended September 30, 2025.  Any of these material weaknesses could result in material misstatements of our interim or annual consolidated financial statements and related supplemental disclosures that would not be prevented or detected on a timely basis.

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

Our management has taken, and plans to take, actions to remediate the deficiencies in our internal control over financial reporting and will design and implement new processes, procedures and controls designed to address the underlying causes associated with the unremediated material weaknesses. While we expect to continue to design and implement our remediation plans throughout the fiscal year ended September 30, 2026, we cannot be certain as to when the remediation of the material weaknesses will be fully completed. During the course of designing and completing our remedial actions, we may identify areas requiring improvement and may be required to design additional enhanced processes and controls to address issues identified through these processes. In addition, there can be no assurance that our remediation efforts will be successful, that our disclosure controls and procedures or internal control over financial reporting will be effective as a result of these efforts or that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods.

If we fail to remediate the material weaknesses or otherwise not maintain effective disclosure controls and procedures or internal control over financial reporting, we may not be able to rely on the integrity of our financial results or otherwise provide reliable financial statements, which could adversely affect our business decisions, result in inaccurate or late reporting of our financial results, as well as delays or the inability to meet our reporting obligations or to comply with SEC rules and regulations. Any of these could result in delisting actions by the Nasdaq Stock Market, investigation and sanctions by regulatory authorities, stockholder investigations and lawsuits, and could adversely affect our business, results of operations, ability to obtain financing and the trading price of our common stock.

Our goodwill and intangible assets may become impaired.

As of September 30, 2025, we had $702.4 million of goodwill and $101.8 million in net intangible assets as a result of our acquisitions. We periodically review our goodwill and the estimated useful lives of our identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value, or for intangible assets, a revised useful life. These events and circumstances include significant changes in the business climate, legal factors, operating performance indicators, advances in technology and competition. Any impairment or revised useful life could have a material and adverse effect on our financial position and results of operations and could harm the trading price of our common stock.

In the event the performance of any of our reporting units does not meet management expectations in the future, we experience a prolonged macroeconomic or market downturn, or there are other negative revisions to key assumptions used in the analyses used to estimate fair value, we may be required to perform an impairment analysis which could result in an impairment charge. During the third quarter of fiscal year 2025, we determined that a sustained decline in our stock price was an indicator of potential impairment and performed an interim quantitative goodwill impairment test for our reporting units as of June 30, 2025. Based on the results of the interim quantitative impairment test performed as of June 30, 2025, the fair values of the Sample Management Solutions and Multiomics reporting units exceeded their respective carrying amounts. We qualitatively evaluated goodwill for impairment during the remainder of fiscal 2025 and determined that there were no events or circumstances during the period to indicate an additional quantitative goodwill impairment assessment was required. For further details refer to Note 8, Goodwill and Intangible Assets to our consolidated financial statements included under Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Changes in tax rates or tax regulation could affect results of operations.

As a global company, we are subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Our future annual and quarterly effective tax rates could be affected by numerous factors, including changes in the following: applicable tax laws; composition of pre-tax income in countries with differing tax rates; and/or establishment of a valuation allowance against deferred tax assets based on the assessment of their realizability prior to expiration. Changes in applicable tax laws, such as the OECD's Pillar Two global minimum tax framework, could significantly impact the estimates of our tax assets and liabilities, as well as expectations of future effective tax rates. Changes in tax laws could also negatively impact our ability to move our cash balances between the jurisdictions in which we operate. In addition, we are subject to regular examination by the U.S. Internal Revenue Service and state, local and foreign tax authorities. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our expense for income taxes, particularly with focus on significant merger, acquisition, divestiture and legal restructuring transactions we have executed in recent years. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in our historical income tax (benefits) expenses and accruals, which could materially and adversely affect our financial condition and results of operations.

We may face NOL limitations due to insufficient profits in relevant jurisdictions.

Our ability to utilize our net operating loss, or NOLs, carryforwards to offset future taxable income may be limited by a lack of sufficient profits in the jurisdictions where these NOLs were generated. We have accumulated significant NOLs in various tax jurisdictions from historical operating losses, but if we do not generate adequate taxable income in those jurisdictions, Luxembourg in particular, before the NOLs expire, we may be unable to fully utilize them, resulting in higher effective tax rates and increased cash tax payments in profitable periods. Tax laws in certain jurisdictions impose restrictions on NOL usage, such as annual utilization caps or requirements for income in the same entity or jurisdiction, which could further constrain our ability to offset taxes. Changes in our business structure, international operations, or profitability patterns may exacerbate this risk. If we cannot realize the full benefit of our NOLs, it could materially adversely affect our cash flows, financial condition, and results of operations.

We are subject to numerous governmental regulations.

We are subject to federal, state, local and foreign regulations, including environmental regulations, regulations relating to the design and operation of our products and control systems and regulations relating to certain of our service offerings, including those described under Part I, Item 1 “Business-Environmental Matters and Governance Regulations” above. We might incur significant costs as we seek to ensure that our products meet safety and emissions standards, many of which vary across the states and countries in which our products are used, and that our GLP regulatory services in our Multiomics business are performed in accredited and certified laboratories. In the past, we have invested significant resources to redesign our products and establish and maintain our laboratories to comply with these regulations. Compliance with future regulations, directives, and standards could require us to modify or redesign some products, change our service offerings, make capital expenditures, or incur substantial costs. If we do not comply with current or future regulations, directives, and standards:

●	we could be subject to fines;

●	our production or service offerings could be suspended; and

●	we could be required to suspend installation or cease the sale of our products and offering of services.

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

Risks Related to Gene Synthesis

Our Genomics segment faces certain legal, ethical, and social risks from its gene synthesis operations. The Federal Select Agent Program, or FSAP, is administered jointly by the U.S. Centers for Disease Control and Prevention and Animal and Plant Health Inspection Service to regulate the possession, use, and transfer of biological select agents and toxins that have the potential to pose a severe threat to public health, safety, and agriculture. Although we have established protocols to ensure biosafety and biosecurity measures in compliance with FSAP requirements, we cannot be certain that these measures will always suffice to ensure such compliance.  We also face the risk that applicable regulatory authorities may amend or add new biosecurity rules that restrict our operations. Any legal penalties, reputational damage, or constraints on our business resulting from any law, rule or regulation could have a material adverse effect.

Further, while we conduct export control and denied party screening to comply with applicable export regulations, we cannot control how our customers use the synthetic genes we provide, and our customers may use them in ways that create negative publicity for us as a supplier of synthetic genes.

More generally, our genomic services could be used in a variety of applications that may have underlying ethical, legal and social concerns. The life sciences industry in which we operate has historically been heavily regulated. There are, for example, laws in several jurisdictions restricting research in genetic engineering, which can operate to narrow our markets. Governmental authorities could, for safety, social or other purposes, impose limits on or implement regulation of gene synthesis. Such concerns or governmental restrictions could limit the use of our services, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Cybersecurity and Data Privacy

Our business relies on certain critical information systems and a failure or breach of such a system could harm our business and results of operations and, in the event of unauthorized access to a customer’s data or our data, incur significant legal and financial exposure and liabilities.

We utilize certain critical information technology systems and networks, including those provided by third parties, to process, transmit and store electronic information in connection with our business, and more broadly for the effective operation of our business. These information systems include telecommunications, the internet, our corporate intranet, various computer hardware and software applications (including AI-enabled tools), network communications and e-mail. These information systems may be owned and maintained by us, our outsourced providers, or other third parties such as vendors and contractors. As the use of digital technologies has increased, cybersecurity incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication, and are becoming increasingly difficult to detect. These threats pose a risk to the security of our systems and networks and the confidentiality, availability, reliability, adequacy, and integrity of our data. There can be no assurance that we will be successful in preventing or detecting cybersecurity incidents and attacks, or successfully mitigating their effects.

Despite the implementation of security measures, our information technology systems and those provided to us by third parties are vulnerable to damage or disruption from hacking, computer viruses, malware (including ransomware), software bugs, unauthorized access, natural disasters, terrorism, war, and telecommunication, equipment, and electrical failures. Our inability to use or access these information systems at critical points in time, or unauthorized access to or acquisition of confidential or proprietary information, or personal data, could unfavorably impact our reputation and the timely and efficient operation of our business.

We have measures in place that are designed to prevent, and if necessary, to detect and respond to such cybersecurity incidents and breaches of privacy and security mandates. Our measures to prevent, detect, respond to, and minimize such risks may be unsuccessful. While we have not, to our knowledge, experienced any significant system failure, accident, or material cybersecurity incident to date, if such an event were to occur and cause interruptions in our operations or the operations of those third parties with which we contract, it could result in legal harm and a material disruption of our programs and our business operations, as well as our financial condition. To the extent that any disruption or cybersecurity incident results in the theft of our or third party funds, a loss of or damage to our data or applications, or inappropriate disclosure, loss, corruption, modification, or theft of confidential or proprietary information, or personal data, in addition to incurring liability, the further development of our products and services could be delayed, or our competitive position could be compromised and the incident could negatively impact our financial condition. Additionally, such disruptions or cybersecurity incidents could result in enforcement actions by United States or foreign regulatory authorities, regulatory penalties, and other legal liabilities such as but not limited to private litigation, the incurrence of significant remediation costs, disruptions to our development programs, business operations and collaborations, diversion of management efforts and damage to our reputation, all of which could harm our business and operations.

Our actual or perceived failure to comply with data protection laws and regulations could lead to government enforcement actions, private litigation and/or adverse publicity and could negatively affect our business.

We are subject to domestic and international data protection laws and regulations that address privacy and data security and may affect our collection, use, storage, and transfer of personal information. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues with the potential to affect our business. In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. Failure to comply with data protection laws and regulations, where applicable, could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business. For example, California has enacted the California Consumer Privacy Act, or CCPA, which gives California residents expanded privacy rights. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches. Although the CCPA includes exemptions for certain categories of health information, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Additionally, the CCPA was significantly amended by the California Privacy Rights Act, or the CPRA, which among other things, established the California Privacy Protection Agency, a new regulatory authority tasked with enacting new regulations under the CPRA and expanded enforcement authority. In addition to California, more U.S. states have enacted, and are continuing to enact similar legislation, all of which are likely to increase our regulatory compliance costs and risks, exposure to regulatory enforcement action, and other liabilities.

In addition, other federal and state laws establish additional requirements for protecting the privacy and security of health information that is not protected by HIPAA. For instance, Washington state recently passed the “My Health My Data” Act, which came into force in 2024 and regulates “consumer health data,” which is defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health.” The “My Health My Data” Act provides exemptions for personal data used or shared in connection with certain research activities, including data subject to 45 C.F.R. Parts 46, 50 and 56. Notably, the “My Health My Data” Act contains a private right of action. In addition, Nevada recently enacted a consumer health data privacy bill, SB 370, which also took effect in 2024, and regulates “consumer health data.” SB 370 shares many similarities with Washington’s “My Health My Data” Act, and Connecticut recently amended its comprehensive privacy law to include heightened regulation of “consumer health data.” Additional states may adopt health-specific privacy laws that could impact our business activities and our collection and handling of health-related data.

Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. For example, the General Data Protection Regulation ("GDPR") governs the collection and use of personal data in the European Union, including by companies outside of the European Union. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification, and the use of third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, enhances enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR has been and will continue to be a rigorous and time-intensive process that has increased and will continue to increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with any European activities, which could adversely affect our business, prospects, financial condition and results of operations.

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

Risks Related to Geopolitical Tensions and Supply Chain

International trade disputes, including as a result of recently announced tariffs and certain trade restrictions, could result in additional or increased tariffs, export controls or other trade restrictions that may have a material impact on our business.

We sell a significant number of products outside the United States, including in China. Based on the complex relationships among these countries and the United States, there is inherent risk that political, diplomatic and national security influences might lead to trade disputes, impacts and/or disruptions. In particular, any significant political or trade developments, such as those stemming from the change in the U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, in April 2025, the United States imposed broad tariffs on imports from virtually all countries, with particularly high tariffs on imports from China. Since this announcement, most tariffs for countries other than China have been suspended or reduced temporarily. In response to tariffs, some countries have implemented retaliatory tariffs on U.S. goods, while others seek to negotiate agreements regarding U.S.-imposed tariffs. Historically, tariffs have led to increased trade and political tensions and, to date, the outcome of the negotiations between the United States and the various countries is not yet clear. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Increases in tariffs, additional taxes or other trade restrictions and retaliatory measures may increasingly impact customer demand and customer investment in manufacturing equipment, increase our manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies, which could have a material adverse effect on our business, results of operations, or financial condition.

In addition, a portion of the manufacturing for our products and provision of services takes place in China through third-party manufacturers and service providers. The BIOSECURE Act that was recently passed by the U.S. House of Representatives is aimed at discouraging federal contracting with certain Chinese biotechnology companies for biotechnology equipment or services. If the BIOSECURE Act becomes law, its implementation has the potential to impact supply of our products and services. Additionally, if following the enactment and implementation of the BIOSECURE Act, we are required to change manufacturers or service providers for any reason, we will be required to verify that the new manufacturer or provider maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. We anticipate that the complexity of our processes may impact the amount of time it may take to secure a replacement manufacturer or provider and such delays could negatively affect our ability to develop and sell products and services, which could have a material adverse effect on our business, results of operations, or financial condition.

On December 27, 2024, the US Department of Justice issued a final rule entitled, “Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” codified at 28 CFR part 202 (“Bulk Transfer Rule”). The Bulk Transfer Rule prohibits and restricts bulk transfers of sensitive personal data (including genetic and health data) to countries of concern, such as China, Russia, and Iran, to prevent access by foreign adversaries. It restricts our ability to engage in certain cross-border transactions involving genomic or biological samples and related data, which could adversely affect capacity and/or productivity of our Genomics segment if we are not able to increase our staffing and throughput at our facilities in the United States and Europe.

Risks Related to Artificial Intelligence

The development, adoption, and use of artificial intelligence (“AI”) technologies are rapidly transforming the life sciences industry, enabling faster data analysis, personalized medicine, and advancements in genomic services and sample management through machine learning and predictive modeling. However, AI presents risks and challenges that could adversely impact our business. As with many innovations, ineffective or inadequate AI development or deployment practices could result in unintended consequences. For example, AI algorithms we use in connection with our operations may be flawed or based on datasets that are biased or insufficient, potentially leading to errors in our business processes. Disruption or failure in AI functionality could adversely affect our business, cause delays or inaccuracies in our offerings, or harm our reputation. Conversely, if we are unable to adopt and deploy AI effectively as quickly as our competitors, it may cause us to be relatively less productive or innovative, adversely impacting our competitiveness and requiring additional investments that increase our costs.

Laws and regulations regarding AI technologies are rapidly evolving as well, including in the areas of intellectual property, cybersecurity, privacy, and data protection. Compliance with new or changing laws, regulations, or industry standards relating to AI may impose significant operational and financial burdens and may limit our ability to develop, deploy, or use AI technologies in our business.

Risks Related to Intellectual Property

Our failure to protect our intellectual property could adversely affect our future operations.

Our ability to compete is significantly affected by our ability to protect our intellectual property. We rely upon patents, trade secret laws, confidentiality agreements and procedures, copyrights, trademarks and licensing agreements to protect our technology, as described in Part I, Item 1 “Business Patents and Proprietary Rights” above. Existing trade secret, trademark and copyright laws offer only limited protection. Our success depends in part on our ability to obtain and enforce patent protection for our products and services both in the United States and in other countries. We own numerous U.S. and foreign patents, and we intend to file additional applications, as appropriate, for patents covering our products, services, and technology. Any issued patents owned by or licensed to us may be challenged, invalidated or circumvented, and the rights under these patents may not provide us with competitive advantages. In addition, the laws of some countries in which our products and services are or may be developed, manufactured, provided, or sold may not fully protect our products and services. Due to the rapid technological change that characterizes the life sciences and related process equipment industries, we believe that the improvement of existing technology, reliance upon trade secrets, unpatented proprietary know-how and the development of new products or services may be as important as patent protection in establishing and maintaining a competitive advantage. To protect trade secrets and know-how, it is our policy to require all technical and management personnel to enter into nondisclosure agreements.

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

One of our main competitive strengths is our technology, and we rely on our patent rights and other intellectual property rights to maintain our competitive position. Our current patents begin to expire at various dates beginning in 2025 and will continue to expire from time to time thereafter through 2044 which could result in increased competition and declines in product and service revenue.

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

Our external service providers have played and will continue to play a key role in many of our transactional and administrative functions, such as information technology and facilities management. Many of these service providers, including certain hosted software applications that we use for the storage and processing of confidential, proprietary, or personal information, employ various processing and storage technologies, including cloud computing technology and AI tools. These providers’ information technology systems may be susceptible to cybersecurity incidents and breaches, attacks by hackers, or other incidents, including those due to employee error, malfeasance, or other disruptions, which are outside of our control. Although we attempt to select reputable providers, perform diligence on such providers, and enter into written contracts, it is possible that one or more of these providers could fail to perform or adequately protect our data from cybersecurity incidents as we expect, and any such failure could have an adverse impact on our business. Any such incident could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations, damage our reputation, and cause a loss of confidence in us and our ability to conduct our business and our competitive advantage, which could adversely affect our reputation.

Risks Relating to Our Customers

Customers generally do not make long-term commitments to purchase our products and our customers may cease purchasing our products at any time.

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

Our automated storage systems are used in the handling, movement and storage of biological and chemical samples. We also provide sample storage services to customers where we store their biological and chemical samples or perform genomic services at our facilities. In any case, in addition to product warranty claims, inaccurate or faulty testing services or damage to our customers’ materials attributed to a failure of our products or services could lead to additional claims for damages made by our customers and could also harm our relationship with our customers and damage our reputation, resulting in material harm to our business.

Risks Relating to Owning Our Securities

Our stock price is volatile.

The market price of our common stock has fluctuated widely. From the beginning of fiscal year 2024 through the end of fiscal year 2025, our stock price fluctuated between a high of $67.51 per share and a low of $25.03 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include:

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

We have been and may continue to be subject to stockholder activism, including relating to the actions of Politan Capital Management LP, or Politan, described in the Schedule 13D that it initially filed with the SEC on September 14, 2023, as amended, and may be subject to continued and other stockholder activism in the future. For example, on November 1, 2024, we entered into a Cooperation Agreement with Politan pursuant to which we agreed, among other things: (a) to increase the size of the Board of Directors by three (3) directors and appoint Quentin Koffey, the Managing Partner and Chief Investment Officer of Politan, to our Board of Directors; (b) to establish a new Value Creation Committee of the Board of Directors, or the Committee; (c) to appoint Mr. Koffey, William Cornog, Alan Malus, Martin Madaus and John Marotta to the Committee; (d) to appoint Mr. Koffey to the Human Resources and Compensation Committee of the Board of Directors; (e) to nominate the members of the Committee for election to the Board of Directors at our 2025 Annual Meeting of Stockholders; and (f) that two directors serving on the Board of Directors immediately prior to the execution of the Cooperation Agreement would not stand for re-election to the Board of Directors at our 2025 Annual Meeting of Stockholders. Although the Cooperation Agreement expired on October 2, 2025, Mr. Koffey remains a member of our Board of Directors and perceived uncertainties resulting from future actions of Politan or any other future stockholder activism or further changes to the composition of our Board of Directors or management may lead to the perception of a change in the direction of our business, instability or lack of continuity, any of which could negatively impact our stock price and results of operations.

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

Our by-laws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for the following types of proceedings:

●	any derivative action or proceeding brought on our behalf;

●	any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers or employees to us or our stockholders;

●	any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our restated certificate of incorporation or bylaws;

●	any action asserting a claim governed by the internal affairs doctrine; or

●	any action to interpret, apply, enforce or determine the validity of our restated certificate of incorporation or bylaws.

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

We have been, and expect to continue to be, subject to cybersecurity risks and incidents related to our business. We have not experienced any material cybersecurity incidents during the last fiscal year. For more information about the cybersecurity risks we face, see Part I, Item 1A, "Risk Factors" of this Annual Report on Form 10-K.

Governance

Our Board of Directors considers cybersecurity risk as part of its enterprise risk management oversight function. The Board of Directors delegates oversight of the cybersecurity risk management program to the Audit Committee. This oversight includes periodic reports from  management concerning cybersecurity related risks. The management of the program is the responsibility of our Risk Management Committee, comprised of our Chief Financial Officer, Chief Digital & Information Officer, Chief Accounting Officer and General Counsel. Our Chief Digital & Information Officer, who has over 30 years of extensive work experience in the field of technology and cybersecurity, leads our team of cybersecurity professionals and provides the Risk Management Committee with periodic reports on our cybersecurity risks and any material cybersecurity incidents. Our team of cybersecurity professionals monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents through the cybersecurity risk management and processes described above, including the operation of our incident response plan. The Risk Management Committee provides updates to the Audit Committee on our cybersecurity risk management program as appropriate, including updates on (1) any critical cybersecurity risks; (2) ongoing cybersecurity initiatives and strategies; (3) applicable regulatory requirements; and (4) industry standards. The Risk Management Committee also notifies the Board of Directors of any significant and/or material cybersecurity incidents (suspected or actual) and provides updates on the incidents as well as cybersecurity risk mitigation activities as appropriate.

Item 2.    Properties

Our corporate headquarters are currently located in Burlington, Massachusetts. We maintained the following principal facilities as of September 30, 2025:

			Square Footage	Ownership Status/
Location	Functions	Segment	(Approx.)	Lease Expiration
Suzhou, China	Laboratory & office	Multiomics	240,000	Owned
Indianapolis, Indiana	Sample storage, sales & support	Sample Management Solutions	116,700	September 2043
Billerica, Massachusetts	Sample storage, R&D and office	Sample Management Solutions	39,900	October 2033
South Plainfield, New Jersey	Laboratory and office	Multiomics	73,300	January 2030
Plainfield, Indiana	Manufacturing, R&D and sales & support	Sample Management Solutions	67,900	August 2042
Springfield, Missouri	Manufacturing, R&D and sales & support	Sample Management Solutions	50,100	December 2028
Manchester, United Kingdom	Manufacturing and office	Sample Management Solutions	44,700	December 2029
Burlington, Massachusetts	Corporate headquarters, training, R&D and sales & support	All	26,700	October 2030

In addition to the principal facilities listed above, we maintain additional laboratories, biorepositories, and sales and support offices throughout North America, Europe, and Asia. The Company believes that its facilities are in good physical condition, are suitable and adequate for the operations conducted at those facilities and are generally fully utilized and operating at normal capacity.

Item 3.    Legal Proceedings

We are subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. We cannot predict the ultimate outcome of such legal proceedings or in certain instances provide reasonable ranges of potential losses. However, as of the date of this Annual Report on Form 10-K, we believe that none of these claims will have a material adverse effect on our consolidated financial condition or results of operations. In the event of unexpected subsequent developments and given the inherent unpredictability of these legal proceedings, there can be no assurance that our assessment of any claim will reflect the ultimate outcome and an adverse outcome in certain matters could, from time-to-time, have a material adverse effect on our consolidated financial condition or results of operations in particular quarterly or annual periods. Please refer to Note 3, Discontinued Operations and Note 19, Commitments and Contingencies to our consolidated financial statements included under Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10 K for more information about our legal proceedings.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Stock Market LLC, or Nasdaq, under the symbol “AZTA.”

Number of Holders

As of December 1, 2025, there were 345 holders of record of our common stock.

Dividend Policy

Dividends are declared at the discretion of our Board of Directors and depend on actual cash flow from operations, our financial condition, capital requirements and any other factors our Board of Directors may consider relevant.

Since the completion of the sale of the semiconductor automation business on February 1, 2022, we have not paid any dividends and do not have plans to pay any dividends at this time.

Comparative Stock Performance

The following graph compares the cumulative total shareholder return (assuming reinvestment of dividends) from investing $100 on September 30, 2020, and plotted at the last trading day of each of the fiscal years ended September 30, 2021, 2022, 2023, 2024 and 2025, in each of (i) our Common Stock; (ii) the Nasdaq/NYSE American/NYSE Index of companies; and (iii) S&P 1500 Life Sciences Tools & Services Industry Index.

The stock price performance on the graph below is not necessarily indicative of future price performance.

	9/30/2020	9/30/2021	9/30/2022	9/30/2023	9/30/2024	9/30/2025
Azenta, Inc.	$100.00	$222.33	$93.19	$109.13	$105.32	$62.44
NASDAQ/NYSE American/NYSE	100.00	127.83	100.09	120.70	152.90	177.28
S&P Composite 1500 - Life Sciences Tools & Services	100.00	142.79	110.05	109.11	131.54	101.73

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

In connection with the preparation of our fiscal year 2025 financial statements, we identified errors in our previously issued financial statements. We evaluated the impact of the errors and concluded they were not material, individually or in the aggregate, to any previously issued interim or annual consolidated financial statements. We have reflected these corrections in the consolidated financial statements for the periods ending September 30, 2025, 2024 and 2023 included in this Form 10-K. The figures in this MD&A have been similarly revised, where applicable, to reflect the impact of such corrections. Refer to Note 2, “Summary of Significant Accounting Policies”, and Note 20, “Revision of Previously Issued Quarterly Information (Unaudited)”, in Item 8 of this Form 10-K for additional information.

Our MD&A is organized as follows:

●

Overview. This section provides a general description of our business and operating segments as well as a brief discussion and overall analysis of our business and financial performance, including key developments affecting us during the fiscal years ended September 30, 2025 and 2024.

●

Critical Accounting Policies and Estimates. This section discusses accounting policies and estimates that require us to exercise subjective or complex judgments in their application. We believe these accounting policies and estimates are important to understanding the assumptions and judgments incorporated in our reported financial results.

●

Results of Operations. This section provides an analysis of our financial results for the fiscal year ended September 30, 2025 compared to the fiscal year ended September 30, 2024 and the fiscal year ended September 30, 2024 compared to the fiscal year ended September 30, 2023.

●	Liquidity and Capital Resources. This section provides an analysis of our liquidity and changes in cash flows, as well as a discussion of contractual commitments.

Discontinued Operations

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

Unless otherwise noted, this MD&A relates solely to our continuing operations and excludes the operations of the B Medical Systems business and the operations of the semiconductor automation business which we sold to Thomas H. Lee Partners, L.P. for $2.9 billion in cash on February 1, 2022.

OVERVIEW

General

We are a leading global provider of biological and chemical compound sample exploration and management solutions for the life sciences industry. We entered the life sciences market in 2011, leveraging our in-house precision automation and cryogenics capabilities that we were then applying in the semiconductor manufacturing market. This led us to develop solutions for automated ultra-cold storage. Since then, we have expanded our life sciences offerings through internal investments and through a series of acquisitions. We support our customers from research and clinical development to commercialization with our sample management and automated storage systems, as well as genomic services expertise to help our customers bring impactful therapies to market faster. We understand the importance of sample integrity and offer a broad portfolio of products and services supporting customers at every stage of the life cycle of samples, including procurement, automated storage systems, genomic services and a multitude of sample consumables, informatics and data software, along with sample repository services. Our expertise, global footprint and leadership positions enable us to be a trusted global partner to pharmaceutical, biotechnology and life sciences research institutions. In total, we employ approximately 3,000 full-time employees, part-time employees and contingent workers worldwide as of September 30, 2025 and have sales in approximately 95 countries. We are headquartered in Burlington, Massachusetts and have operations in North America, Asia, and Europe.

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

Within our Multiomics segment, our genomic services business advances research and development activities by providing gene sequencing, synthesis, and related services. We offer a comprehensive, global portfolio that we believe has broad appeal in the life sciences industry and enables customers to select the best solution for their research and development challenges. This portfolio also offers unique solutions for key markets such as CGT, antibody development and biomarker discovery by addressing genomic complexity and throughput challenges.

Business and Financial Performance

Our performance for the fiscal years ended September 30, 2025, 2024 and 2023 is as follows (in thousands):

	Year Ended September 30,
	2025	2024	2023
Revenue	$593,821	$573,448	$551,486
Cost of revenue	323,541	318,826	312,276
Gross profit	270,280	254,622	239,210
Operating expenses
Research and development	30,390	31,524	32,141
Selling, general and administrative	261,563	262,958	263,738
Impairment of goodwill and intangible assets	—	4,658	—
Restructuring charges	5,171	6,766	4,577
Total operating expenses	297,124	305,906	300,456
Operating loss	(26,844)	(51,284)	(61,246)
Other income (expense)
Interest income, net	18,779	32,891	43,541
Other income (expense), net	922	(732)	(2,300)
Loss before income taxes	(7,143)	(19,125)	(20,005)
Income tax (benefit) expense	(31,601)	5,241	(11,965)
Income (loss) from continuing operations	$24,458	$(24,366)	$(8,040)
Loss from discontinued operations, net of tax	(80,221)	(140,531)	(6,596)
Net loss	$(55,763)	$(164,897)	$(14,636)

Results of Operations

Fiscal Year Ended September 30, 2025 compared to Fiscal Year Ended September 30, 2024

Revenue increased 4% for fiscal year 2025 compared to fiscal year 2024 driven by increased revenue in the Sample Management Solutions and Multiomics segments. Gross margin was 45.5% for fiscal year 2025 compared to 44.4% for fiscal year 2024 primarily driven by higher revenue, operational efficiencies, favorable sales mix and improved cost management. Operating expenses decreased in fiscal year 2025 compared to the prior fiscal year, primarily driven by lower research and development expense, selling, general and administrative expense and restructuring charges, partially offset by higher transformation costs. We generated net income from continuing operations of $24.5 million for fiscal year 2025 compared to a net loss from continuing operations of $24.4 million for fiscal year 2024, primarily due to higher income tax benefit, partially offset by decreased interest income during fiscal year 2025. We generated a net loss from discontinued operations, net of tax, of $80.2 million for fiscal year 2025 compared to a net loss from discontinued operations, net of tax, of $140.5 million for fiscal year 2024, primarily driven by the estimated loss on assets held for sale recorded during fiscal year 2025 and the impairment of goodwill recorded during fiscal year 2024.

Fiscal Year Ended September 30, 2024 compared to Fiscal Year Ended September 30, 2023

Revenue increased 4% for fiscal year 2024 compared to fiscal year 2023 driven by increased revenue in the Sample Management Solutions and Multiomics segments. Gross margin was 44.4% for fiscal year 2024 compared to 43.4% for fiscal year 2023 driven by margin expansion in the Sample Management Solutions and Multiomics segments. Operating expenses increased in fiscal year 2024 compared to fiscal year 2023, primarily due to the $4.7 million non-cash impairment of intangible assets and increased restructuring costs recognized in fiscal year 2024. We generated a net loss from continuing operations of $24.4 million for fiscal year 2024 compared to a net loss from continuing operations of $8.0 million for fiscal year 2023, primarily due to the non-cash impairment of intangible assets, higher income tax expense, and decreased interest income during fiscal year 2024. We generated a net loss from discontinued operations, net of tax, of $140.5 million for fiscal year 2024 compared to a net loss from discontinued operations, net of tax, of $6.6 million for fiscal year 2023, primarily driven by the impairment of goodwill recorded during fiscal year 2024.

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

In performing a quantitative test for impairment, annually or in the interim period if required based on qualitative factors (as described further in Note 2, Summary of Significant Accounting Policies in the Notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K), we determine fair values of our reporting units based on the income approach or a blend of the income and market approaches with weighting. The discounted cash flow method (the “DCF Method”) is used in the income approach which is based on projected future cash flows and terminal value estimates discounted to their present values. The key inputs used in the DCF Method include revenue growth rates, forecast gross profit margins, research and development expenses, selling, general and administrative expenses, capital expenditures, discount rates, terminal period growth rate, economic and market trends, and other expectations about the anticipated operating results of the Sample Management Solutions and Multiomics reporting units. The guideline company method is used in the market approach and publicly traded companies in similar lines of business are identified and used in an analysis to estimate the fair value.

Application of the goodwill impairment test requires judgment based on market and operational conditions at the time of the evaluation, including management’s best estimate of the reporting unit’s future business activity and the related estimates and assumptions of future cash flows from the assets that include the associated goodwill. Different assumptions for inputs used in the DCF Method and the guideline company method could result in different estimates of reporting unit fair value as of each testing date.

In the event the financial performance of one of our business segments does not meet our expectations in the future, we experience a prolonged macro or market downturn, or there are other negative revisions to key assumptions used in our DCF Method and guideline company method analysis, we may be required to perform additional impairment analyses and could be required to recognize a non-cash impairment charge.

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

Deferred Income Taxes

We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance on a quarterly basis. We operate in numerous countries under many legal forms and, as a result, we are subject to the jurisdiction of numerous domestic and foreign tax authorities. We evaluate the profitability of our operations in each jurisdiction on a historic cumulative basis and on a forward-looking basis, while carefully considering carry-forward periods of tax attributes and ongoing tax planning strategies in assessing the need for the valuation allowance. We maintain U.S. federal and state valuation allowances against deferred tax assets of $27.9 million and valuation allowances against net deferred tax assets in foreign jurisdictions totaling $74.1 million as of September 30, 2025.

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

In November 2024, we issued restricted stock unit awards with vesting based on market conditions, which will vest based on achievement of our relative total shareholder return against the defined peer group over a three-year period. The fair values for those grants that include vesting based on market conditions are estimated using the Monte Carlo simulation model. The key assumptions used in the Monte Carlo simulation included (i) the expected volatility based on the three-year daily historical volatility as measured on the grant date, (ii) risk-free interest rate based on U.S. Treasury constant maturities yields as of the grant date, (iii) correlation assumption based on our daily share price changes over three years and those of the peer companies measured on the grant date, and (iv) no expected dividend yield. The compensation cost is recognized ratably over the requisite service period for those grants, which will not be reversed solely because the market condition is not satisfied.

Recently Adopted and Issued Accounting Pronouncements

For a summary of recently adopted and issued accounting pronouncements applicable to our consolidated financial statements which is incorporated here by reference, please refer to Note 2, Summary of Significant Accounting Policies in the Notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K.

RESULTS OF OPERATIONS

Please refer to the commentary provided below for further discussion and analysis of the factors contributing to our results from operations for the twelve months ended September 30, 2025, 2024 and 2023.

Non-GAAP Financial Measures

Non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. Management adjusts the GAAP results for the impact of amortization of intangible assets, transformation and rebranding costs, restructuring charges, goodwill and intangible asset impairments, governance-related matters, merger and acquisition costs and costs related to share repurchase, and other unallocated corporate expenses to provide investors better perspective on the results of operations which we believe is more comparable to the similar analysis provided by our peers. Management also excludes special charges and gains, such as gains and losses from the sale of assets, certain tax benefits and charges, as well as other gains and charges that are not representative of the normal operations of the business. Management strongly encourages investors to review our financial statements and publicly filed reports in their entirety and not rely on any single measure. A reconciliation of each non-GAAP measure to the most nearly comparable GAAP measure is included under "Operating Income (Loss)" and "Gross Margin" below.

Revenue

Our revenue performance for the fiscal years ended September 30, 2025, 2024, and 2023 is as follows (in thousands, except percentages):

	Year Ended September 30,
				% Change
	2025	2024	2023	2025 v. 2024	2024 v. 2023
Sample Management Solutions	$324,590	$318,896	$303,190	1.8%	5.2%
Multiomics	269,231	254,552	248,296	5.8%	2.5%
Total revenue	$593,821	$573,448	$551,486	3.6%	4.0%

Fiscal Year Ended September 30, 2025 compared to Fiscal Year Ended September 30, 2024

Revenue increased 3.6% in fiscal year 2025 compared to the prior fiscal year driven by revenue growth in the Sample Management Solutions and Multiomics segments.

Our Sample Management Solutions segment revenue increased 1.8% in fiscal year 2025 compared to the prior fiscal year primarily driven by growth in Clinical Biostores, Consumables and Instruments and Sample Storage, partially offset by lower revenue in Cryogenic Systems and Automated Stores.

Our Multiomics segment revenue increased 5.8% in fiscal year 2025 compared to the prior fiscal year driven by growth in Next Generation Sequencing services, partially offset by declines in Gene Synthesis and Sanger sequencing services.

Revenue generated outside the United States was $228.8 million, or 39% of total revenue, for fiscal year 2025 compared to $208.4 million, or 36% of total revenue, in the prior fiscal year.

Fiscal Year Ended September 30, 2024 compared to Fiscal Year Ended September 30, 2023

Revenue increased 4% in fiscal year 2024 compared to fiscal year 2023 driven by revenue growth in the Sample Management Solutions and Multiomics segments.

Our Sample Management Solutions segment revenue increased 5% in fiscal year 2024 compared to the prior fiscal year driven by broad based revenue growth across most product lines in both the Sample Repository Services and Core Products businesses.

Our Multiomics segment revenue increased 3% in fiscal year 2024 compared to the prior fiscal year driven by growth in Next Generation Sequencing and Gene Synthesis, partially offset by a decline in Sanger sequencing services.

Revenue generated outside the United States was $208.4 million, or 36% of total revenue, for fiscal year 2024 compared to $200.1 million, or 36% of total revenue, for fiscal year 2023.

Operating Income (Loss)

Our operating performance for the fiscal years ended September 30, 2025, 2024 and 2023 is as follows (in thousands, except percentages):

	Sample Management Solutions			Multiomics
	Year Ended September 30,			Year Ended September 30,
	2025	2024	2023	2025	2024	2023
Revenue:	$324,590	$318,896	$303,190	$269,231	$254,552	$248,296

Operating income (loss):
Operating income (loss)	$20,124	$6,647	$(5,577)	$(15,414)	$(11,893)	$(18,210)
Amortization of completed technology	4,522	3,909	2,973	3,443	4,157	4,874
Amortization of intangible assets other than completed technology	—	155	311	—	—	—
Transformation(1) and rebranding costs	2,820	395	—	—	—	—
Other adjustments	84	—	—	34	3	(1)
Total adjusted operating income (loss)	$27,550	$11,106	$(2,293)	$(11,937)	$(7,733)	$(13,337)
Operating margin	6.2%	2.1%	(1.8)%	(5.7)%	(4.7)%	(7.3)%
Adjusted operating margin	8.5%	3.5%	(0.8)%	(4.4)%	(3.0)%	(5.4)%

	Segment			Corporate			Azenta Total
	Year Ended September 30,			Year Ended September 30,			Year Ended September 30,
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Revenue:	$593,821	$573,448	$551,486	$—	$—	$—	$593,821	$573,448	$551,486

Operating income (loss):
Operating income (loss)	$4,710	$(5,246)	$(23,787)	$(31,554)	$(46,038)	$(37,459)	$(26,844)	$(51,284)	$(61,246)
Amortization of completed technology	7,965	8,066	7,847	—	—	—	7,965	8,066	7,847
Amortization of intangible assets other than completed technology	—	155	311	16,475	20,341	23,910	16,475	20,496	24,221
Transformation(1) and rebranding costs	2,820	395	—	7,585	9,484	(49)	10,405	9,879	(49)
Restructuring charges	—	—	—	5,171	6,766	4,577	5,171	6,766	4,577
Impairment of goodwill and intangible assets	—	—	—	—	4,658	—	—	4,658	—
Merger and acquisition costs and costs related to share repurchase(2)	—	—	—	2,403	4,874	8,962	2,403	4,874	8,962
Other adjustments	118	3	(1)	(84)	(24)	465	34	(21)	464
Total adjusted operating income (loss)	$15,613	$3,373	$(15,630)	$(4)	$61	$406	$15,609	$3,434	$(15,224)
Operating margin	0.8%	(0.9)%	(4.3)%				(4.5)%	(8.9)%	(11.1)%
Adjusted operating margin	2.6%	0.6%	(2.8)%				2.6%	0.6%	(2.8)%

(1)

Transformation costs represent non-recurring expenses for strategic projects with anticipated long-term benefits to the Company focused on cost reduction and productivity improvement that do not meet the definition of restructuring charges. These costs are directed at simplifying, standardizing, streamlining, and optimizing the Company’s operations, processes and systems to permanently alter the Company’s operations for the long term. For a project to be considered transformational, successful completion of the project must be expected to bring long-term material benefits to the organization and involve significant changes to process and/or underlying technology. Transformation costs in the period result from actions taken as part of the Company's 2024 transformation plan and primarily relate to one time asset write-downs associated with changes in technology, one time inventory write-downs relating to restructuring actions taken in the period, and third-party consulting costs associated with process and systems re-design.

(2)	Includes expenses related to governance-related matters.

Operating income for the Sample Management Solutions segment was $20.1 million for fiscal year 2025 compared to operating income of $6.6 million in the prior fiscal year. The Sample Management Solutions segment operating margin was 6.2%, an increase of 412 basis points year over year. The increases in operating income and operating margin were primarily driven by gross margin expansion, partially offset by increased transformation costs. Adjusted operating income for the Sample Management Solutions segment was $27.6 million for fiscal year 2025 compared to adjusted operating income of $11.1 million in the prior fiscal year. Adjusted operating margin for the Sample Management Solutions segment was 8.5%, an increase of 500 basis points year over year. Adjusted operating income and margin exclude the impact of amortization of intangible assets of $4.5 million and $4.1 million for fiscal years 2025 and 2024, respectively, and transformation costs of $2.8 million and $0.4 million for fiscal years 2025 and 2024, respectively.

Operating income for the Sample Management Solutions segment was $6.6 million for fiscal year 2024 compared to an operating loss of $5.6 million in the prior fiscal year. The Sample Management Solutions segment operating margin was 2.1%, an increase of 392 basis points year over year. The increases in operating income and operating margin were primarily driven by higher revenue, supported by operating leverage and cost reduction initiatives. Adjusted operating income for the Sample Management Solutions segment was $11.1 million for fiscal year 2024 compared to adjusted operating loss of $2.3 million in the prior fiscal year. Adjusted operating margin for the Sample Management Solutions segment was 3.5%, an increase of 424 basis points year over year. Adjusted operating income (loss) and margin exclude the impact of amortization of intangible assets of $4.1 million and $3.3 million for fiscal years 2024 and 2023, respectively, and transformation costs of $0.4 million for fiscal year 2024.

Operating loss for the Multiomics segment was $15.4 million for fiscal year 2025 compared to an operating loss of $11.9 million in the prior fiscal year. The Multiomics segment operating margin was (5.7)%, a decrease of 105 basis points year over year. The increase in operating loss and decrease in operating margin were primarily driven by lower revenue for Gene Synthesis and Sanger sequencing services, partially offset by higher revenue for Next Generation Sequencing services. Adjusted operating loss for the Multiomics segment was $11.9 million for fiscal year 2025 compared to adjusted operating loss of $7.7 million in the prior fiscal year. Adjusted operating margin for the Multiomics segment was (4.4)%, a decrease of 140 basis points year over year. Adjusted operating loss and margin exclude the impact of amortization related to completed technology of $3.4 million and $4.2 million for fiscal years 2025 and 2024, respectively.

Operating loss for the Multiomics segment was $11.9 million for fiscal year 2024 compared to an operating loss of $18.2 million in the prior fiscal year. The Multiomics segment operating margin was (4.7)%, an increase of 266 basis points year over year. The decrease in operating loss and increase in operating margin were primarily driven by higher revenue and gross profit, supported by operating leverage. Adjusted operating loss for the Multiomics segment was $7.7 million for fiscal year 2024 compared to adjusted operating loss of $13.3 million in the prior fiscal year. Adjusted operating margin for the Multiomics segment was (3.0)%, an increase of 233 basis points year over year. Adjusted operating loss and margin exclude the impact of amortization related to completed technology of $4.2 million and $4.9 million for fiscal years 2024 and 2023, respectively.

Gross Margin

Our gross margin performance for the fiscal years ended September 30, 2025, 2024 and 2023 is as follows (in thousands, except percentages):

	Sample Management Solutions			Multiomics			Azenta Total
	Year Ended September 30,			Year Ended September 30,			Year Ended September 30,
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Revenue	$324,590	$318,896	$303,190	$269,231	$254,552	$248,296	$593,821	$573,448	$551,486

Gross profit	156,645	141,447	131,111	113,635	113,175	108,099	270,280	254,622	239,210
Adjustments:							—	—	—
Amortization of completed technology	4,522	3,909	2,973	3,443	4,157	4,874	7,965	8,066	7,847
Transformation costs(1)	52	377	—	—	—	—	52	377	—
Other adjustments	26	(10)	—	(8)	(10)	(1)	18	(20)	(1)
Adjusted gross profit	$161,245	$145,723	$134,084	$117,070	$117,322	$112,972	$278,315	$263,045	$247,056
Gross margin	48.3%	44.4%	43.2%	42.2%	44.5%	43.5%	45.5%	44.4%	43.4%
Adjusted gross margin	49.7%	45.7%	44.2%	43.5%	46.1%	45.5%	46.9%	45.9%	44.8%

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

The Sample Management Solutions segment gross margin was 48.3% for fiscal year 2025, an increase of 390 basis points compared to the prior fiscal year. Adjusted gross margin for the Sample Management Solutions segment was 49.7% for fiscal year 2025, an increase of 398 basis points compared to the prior fiscal year. The increases in gross margin and adjusted gross margin were primarily driven by higher revenue, operational efficiencies and favorable sales mix. Adjusted gross margin excludes the impact of amortization related to completed technology of $4.5 million and $3.9 million for fiscal years 2025 and 2024, respectively.

The Sample Management Solutions segment gross margin was 44.4% for fiscal year 2024, an increase of 111 basis points compared to the prior fiscal year. Adjusted gross margin for the Sample Management Solutions segment was 45.7% for fiscal year 2024, an increase of 147 basis points compared to the prior fiscal year. The increases in gross margin and adjusted gross margin were primarily driven by higher gross margin for both the Core Products and Sample Repository Services businesses. Adjusted gross margin excludes the impact of amortization related to completed technology of $3.9 million and $3.0 million for fiscal years 2024 and 2023, respectively, and transformation costs of $0.4 million for fiscal year 2024.

The Multiomics segment gross margin was 42.2% for fiscal year 2025, a decrease of 225 basis points compared to the prior fiscal year. Adjusted gross margin for the Multiomics segment was 43.5% for fiscal year 2025, a decrease of 261 basis points compared to the prior fiscal year. The decreases in gross margin and adjusted gross margin were primarily driven by lower revenue for Gene Synthesis and Sanger sequencing services, partially offset by higher revenue for Next Generation Sequencing services. Adjusted gross margin excludes the impact of amortization related to completed technology of $3.4 million and $4.2 million for fiscal years 2025 and 2024, respectively.

The Multiomics segment gross margin was 44.5% for fiscal year 2024, an increase of 92 basis points compared to the prior fiscal year. Adjusted gross margin for the Multiomics segment was 46.1% for fiscal year 2024,an increase of 59 basis points compared to the prior fiscal year. The increases in gross margin and adjusted gross margin were primarily driven by higher gross margin for the Next Generation Sequencing and Gene Synthesis, partially offset by lower gross margin for Sanger sequencing services. Adjusted gross margin excludes the impact of amortization related to completed technology of $4.2 million and $4.9 million for fiscal years 2024 and 2023, respectively.

Research and Development Expenses

Our research and development expense for the fiscal years ended September 30, 2025, 2024, and 2023 is as follows (in thousands, except percentages):

	Year Ended September 30,
	2025		2024		2023
		% of Revenue		% of Revenue		% of Revenue
Sample Management Solutions	$17,939	5.5%	$18,121	5.7%	$18,509	6.1%
Multiomics	12,451	4.6%	13,403	5.3%	13,632	5.5%
Total research and development expense	$30,390	5.1%	$31,524	5.5%	$32,141	5.8%

Total research and development expenses decreased $1.1 million for fiscal year 2025 compared to fiscal year 2024 and decreased $0.6 million for fiscal year 2024 compared to fiscal year 2023, driven by cost reduction initiatives across the business, primarily from decreased compensation and benefits expenses and lower expenditures for external services.

Selling, General and Administrative Expenses

Our selling, general and administrative expense for the fiscal years ended September 30, 2025, 2024, and 2023 is as follows (in thousands, except percentages):

	Year Ended September 30,
	2025		2024		2023
		% of Revenue		% of Revenue		% of Revenue
Sample Management Solutions	$118,583	36.5%	$116,602	36.6%	$118,170	39.0%
Multiomics	116,591	43.3%	111,652	43.9%	112,677	45.4%
Corporate	26,389	4.4%	34,704	6.1%	32,891	6.0%
Total selling, general and administrative expense	$261,563	44.0%	$262,958	45.9%	$263,738	47.8%

Total selling, general and administrative expenses decreased $1.4 million for fiscal year 2025 compared to fiscal year 2024, driven by cost reduction initiatives across the business, partially offset by higher stock-based compensation expense and costs related to our leadership changes.

Total selling, general and administrative expenses decreased $0.8 million for fiscal year 2024 compared to fiscal year 2023, driven by cost reduction initiatives across the business.

Restructuring Charges

Restructuring charges were $5.2 million for fiscal year 2025, a decrease of $1.6 million from fiscal year 2024. Restructuring charges were $6.8 million for fiscal year 2024, an increase of $2.2 million from fiscal year 2023. The changes were driven by initiatives launched in fiscal year 2024. See Note 9, Restructuring, in the Notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Other Income (Expense)

Interest income, net – We recorded interest income of $18.8 million for fiscal year 2025, a decrease of $14.1 million from fiscal year 2024, and recorded interest income of $32.9 million for fiscal year 2024, a decrease of $10.7 million from fiscal year 2023. The decrease in fiscal year 2025 was driven by lower interest rates and the decrease in fiscal year 2024 was driven by decreased investments in marketable securities. See Note 5, Marketable Securities, in the Notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Other income (expense), net – We recorded other income of $0.9 million in fiscal years 2025, and other expense of $0.7 million and $2.3 million in fiscal years 2024 and 2023, respectively. Other income (expense) primarily relates to foreign exchange gains and losses resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

Income Tax (Benefit) Expense

We recorded an income tax benefit on continuing operations of $31.6 million in fiscal year 2025 compared to an income tax expense of $5.2 million in fiscal year 2024. The tax benefit for the year was primarily driven by a tax benefit of $45.6 million related to a worthless stock deduction on an investment in one of our foreign subsidiaries. This benefit was offset by deferred tax expense due to the change in assessment on the outside basis difference in a China subsidiary and an increase in the profit before taxes in our foreign entities.

During fiscal year 2025, we repatriated approximately $41.1 million of cash from our China subsidiary and authorized the future repatriation of $21.5 million from this subsidiary. We recorded current tax expense in the amount of $4.3 million related to the cash repatriation during the year and an additional $2.1 million of deferred tax that is included in the ending deferred tax liability related to the outside basis difference.

Discontinued Operations

During the first quarter of fiscal year 2025 we publicly announced our plan to sell the B Medical Systems business. Results related to the B Medical Systems business are included within discontinued operations for the fiscal year ended September 30, 2025, 2024, and 2023. Revenue from the B Medical Systems business was $68.0 million, $83.1 million and $113.1 million for the fiscal year ended September 30, 2025, 2024, and 2023, respectively. Loss from the B Medical Systems business, net of tax, was $79.5 million, $140.5 million and $5.2 million for the fiscal year ended September 30, 2025, 2024, and 2023, respectively. Loss from the B Medical Systems business for the fiscal year ended September 30, 2025 was primarily driven by the estimated loss on assets held for sale. Loss from the B Medical Systems business for the fiscal year ended September 30, 2024 was primarily driven by the impairment of goodwill.

On February 1, 2022, the Company completed the sale of the semiconductor automation business for $2.9 billion in cash. The net loss of $0.7 million from the discontinued semiconductor automation business in fiscal year 2025 was primarily driven by adjustments to the accrued liability for the litigation with Edwards Vacuum LLC which is discussed in Note 3, Discontinued Operations, in the Notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Loss from discontinued operations only includes direct operating expenses incurred that (1) are clearly identifiable as costs being disposed of upon completion of the sale and (2) will not be continued by our company on an ongoing basis. Indirect expenses which supported the discontinued operations, and which remained as part of the continuing operations, are not reflected in income from discontinued operations. See Note 3, Discontinued Operations, in the Notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10 K.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2025, we had cash, cash equivalents, and restricted cash of $283.5 million, marketable securities of $262.7 million, and stockholders’ equity of $1.7 billion. We believe that our current cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least one year from the date of this Annual Report on Form 10-K and for the foreseeable future thereafter. The current global economic environment makes it difficult for us to predict longer-term liquidity requirements with sufficient certainty. We may be unable to obtain any additional financing that may be required on terms favorable to us, if at all. If adequate funds are not available to us on acceptable terms or otherwise, we may be unable to successfully develop or enhance products and services, respond to competitive pressures, or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business, financial condition and operating results.

Cash Flows and Liquidity

The discussion of our cash flows and liquidity that follows is stated on a total company consolidated basis and excludes the impact of discontinued operations.

Our cash and cash equivalents, restricted cash and marketable securities as of September 30, 2025 and 2024 consist of the following (in thousands):

	September 30, 2025	September 30, 2024
Cash and cash equivalents	$279,783	$280,030
Restricted cash	3,696	10,061
Short-term marketable securities	61,137	151,162
Long-term marketable securities	201,585	49,454
	$546,201	$490,707

As of September 30, 2025, we had $136.0 million of cash, cash equivalents and restricted cash held outside of the United States which are not currently needed for U.S. operations. We had approximately $20 million of cash in China as of September 30, 2025. We began repatriating the cash to the United States from China during the third quarter of the fiscal year 2025 and have provided for $6.4 million of income taxes related to the repatriation plan as of September 30, 2025. We have repatriated $41.1 million from China during fiscal year 2025 and expect to repatriate an additional $21.5 million from China over the course of the next fiscal year. Our marketable securities are generally readily convertible to cash without a material adverse impact.

Fiscal Year Ended September 30, 2025 compared to Fiscal Year Ended September 30, 2024

Our cash flows for fiscal years 2025 and 2024 were as follows (in thousands):

	Year Ended September 30,
	2025	2024

Net cash provided by operating activities	$72,181	$49,743
Net cash (used in) provided by investing activities	(90,461)	224,739
Net cash used in financing activities	(9,591)	(659,207)
Effects of exchange rate changes on cash and cash equivalents	3,566	21,670
Net decrease in cash, cash equivalents and restricted cash	$(24,305)	$(363,055)

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as earnings, working capital needs and the timing of payments for income taxes, restructuring activities and other charges impact reported cash flows.

Cash inflows from operating activities for fiscal year 2025 were $72.2 million, primarily due to increased revenue and collections and a U.S. federal tax refund of $11.5 million received during fiscal year 2025.

Cash inflows from operating activities for fiscal year 2024 were $49.7 million, primarily due to improved inventory management and decreased selling, general and administrative expenses as a result of our cost savings plans and transformation initiatives.

Investing Activities

Cash flows from investing activities consist primarily of proceeds from divestitures, cash used for acquisitions, capital expenditures and purchase of marketable securities as well as cash proceeds generated from sales and maturities of marketable securities.

Cash outflows from investing activities were $90.5 million for fiscal year 2025 and consisted of $389.5 million of sales and maturities of marketable securities, partially offset by $451.4 million for purchases of marketable securities and $33.9 million of capital expenditures.

Cash inflows from investing activities were $224.7 million for fiscal year 2024 and consisted of $666.2 million of sales and maturities of marketable securities, partially offset by $405.6 million for purchases of marketable securities and $37.4 million of capital expenditures.

Financing Activities

Cash outflows for fiscal year 2025 primarily consisted of $11.4 million of excise tax payments related to our share repurchases settled in fiscal year 2024.

Cash outflows for fiscal year 2024 primarily consisted of $661.7 million of payments for share repurchases.

China Facility

In April 2019, we committed to construct a facility in Suzhou China, to consolidate the Suzhou operations of our genomic services business and provide infrastructure to support future growth. The facility is being constructed in two phases. Construction of phase one of the facility was completed in fiscal year 2023 with a total cost of $43.0 million. As of September 30, 2025, we have incurred $10.1 million in costs for the construction of phase two which we expect to complete in the second quarter of fiscal year 2026 with a total cost of $15.7 million.

Capital Resources

As of September 30, 2025 and September 30, 2024, we have no outstanding debt on our balance sheet.

Dividends

Dividends are declared at the discretion of our Board of Directors and depend on actual cash flow from operations, our financial condition, debt service and capital requirements and any other factors our Board of Directors may consider relevant.

Since the completion of the sale of the semiconductor automation business on February 1, 2022 we have not paid any dividend and do not have plans to pay any dividends at this time.

Contractual Obligations and Requirements

At September 30, 2025, we had non-cancelable commitments of $38.2 million, including purchase orders for inventory of $28.7 million, and other operating expense commitments of $9.5 million.

Off-Balance Sheet Arrangements

As of September 30, 2025, we had no obligation, assets or liabilities which would be considered off-balance sheet arrangements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, restricted cash and short-term and long-term investments and fluctuations in foreign currency exchange rates.

Interest Rate Exposure

Our cash and cash equivalents and restricted cash consist principally of money market securities which are short-term in nature. At September 30, 2025 and 2024, our aggregate short-term and long-term investments were $262.7 million and $200.6 million, respectively, and consisted mostly of highly rated corporate debt securities, and U.S. government backed securities. At September 30, 2025 and 2024 the net unrealized loss position on marketable securities was $0.1 million and $0.3 million, respectively, which is included in “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets included under Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K . A hypothetical 100 basis point change in interest rates would result in a $3.8 million annual change in interest income earned in fiscal year 2025.

Currency Rate Exposure

Sales in currencies other than the U.S. dollar were 37% and 30%, respectively, of our total sales for fiscal years ended September 30, 2025 and 2024. These sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale. We believe the cost structure alignment minimizes our currency risk on these transactions.

We have transactions and balances denominated in currencies other than the functional currency of the transacting entity. Most of these transactions carrying foreign exchange risk are in Germany, the United Kingdom, and China. In the normal course of our business, we have liquid assets denominated in non-functional currencies which include cash, short-term advances between our legal entities and accounts receivable which are subject to foreign currency exposure. Such balances were approximately $49.7 million and $63.9 million, respectively, at September 30, 2025 and 2024, and primarily relate to the Euro, British Pound, and the Chinese yuan. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to mitigate our exposures to currency movement. We incurred foreign currency losses of $2.0 million and $2.8 million, respectively, in fiscal years 2025 and 2024, which related to the currency fluctuation on these balances between the time the transaction occurred and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates would result in an approximate change of $0.5 million in our net income during the fiscal year ending September 30, 2025.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Azenta, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Azenta, Inc. and its subsidiaries (the "Company") as of September 30, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the three years in the period ended September 30, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to the Company not designing and maintaining effective controls related to the review of the cash flow statement, the preparation and review of account reconciliations, and the classification of certain costs in the statement of operations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Interim Goodwill Impairment Assessments - Sample Management Solutions (“SMS”) and Multiomics Reporting Units

As described in Note 8 to the consolidated financial statements, the Company’s goodwill balance was $702.4 million as of September 30, 2025, of which $505.6 million relates to the SMS reporting unit and $196.8 million relates to the Multiomics reporting unit. During the third quarter of fiscal year 2025, the Company determined that a sustained decline in its stock price was an indicator of potential impairment and performed an interim quantitative goodwill impairment test for its reporting units as of June 30, 2025. No impairment was recorded as a result of the interim assessment. The estimated fair value of each of the reporting units was derived based on the income approach, using the discounted cash flow method, and the market approach, using the guideline company method. The income approach reflected management’s assumptions regarding revenue growth rates, forecasted gross profit margins, research and development expenses, selling, general and administrative expenses, capital expenditures, discount rates, terminal period growth rates, economic and market trends, and other expectations about the anticipated operating results of the SMS and Multiomics reporting units.

The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessments of the SMS and Multiomics reporting units is a critical audit matter are(i) the significant judgment by management when developing the fair value estimate of the SMS and Multiomics reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, selling, general and administrative expenses, and discount rate for the SMS reporting unit and revenue growth rates, forecasted gross profit margins, selling, general and administrative expenses, and discount rate for the Multiomics reporting unit; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the SMS and Multiomics reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the SMS and Multiomics reporting units; (ii) evaluating the appropriateness of the income approach used by management; (iii) testing the completeness and accuracy of the underlying data used in the income approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, selling, general and administrative expenses, and discount rate for the SMS reporting unit and revenue growth rates, forecasted gross profit margins, selling, general and administrative expenses, and discount rate for the Multiomics reporting unit. Evaluating management’s assumptions related to revenue growth rates and selling, general and administrative expenses for the SMS reporting unit and revenue growth rates, forecasted gross profit margins, and selling, general and administrative expenses for the Multiomics reporting unit involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the SMS and Multiomics reporting units; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approach and (ii) the reasonableness of the discount rate assumptions.

Income Tax Benefit of a Worthless Stock Deduction

As described in Notes 2 and 16 to the consolidated financial statements, during the year ended September 30, 2025, management recorded a $45.6 million tax benefit for a worthless stock deduction, which was reflected as long term income taxes receivable on the balance sheet, net of an unrecognized tax benefit of $2.5 million. The tax benefit results from the carryback of a capital loss on an investment in a foreign subsidiary. The transaction involved legal restructuring in foreign jurisdictions. Management evaluated the deduction and believes it is more likely than not to be sustained on its technical merits.

The principal considerations for our determination that performing procedures relating to the income tax benefit of a worthless stock deduction is a critical audit matter are (i) the significant judgment by management when determining whether the worthless stock deduction is more likely than not to be sustained on its technical merits; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s assessment of the technical merits of the worthless stock deduction; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the recognition and measurement of the income tax benefit related to the worthless stock deduction. These procedures included, among others (i) evaluating the appropriateness of management’s assessment of the technical merits of the worthless stock deduction and the application of relevant tax laws in the United States and (ii) testing the completeness and accuracy of the underlying data used in management’s assessment. Professionals with specialized skill and knowledge were used to assist in evaluating management’s assessment of the technical merits of the worthless stock deduction and the application of relevant tax laws in the United States, as well as in evaluating opinions of third-party tax and legal advisors.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

December 4, 2025

We have served as the Company’s auditor since 2016.

AZENTA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	September 30,
	2025	2024

Assets
Current assets
Cash and cash equivalents	$279,783	$280,030
Short-term marketable securities	61,137	151,162
Accounts receivable, net of allowance for expected credit losses ($4,649 and $5,349, respectively)	142,181	154,172
Inventories	74,956	71,320
Short-term restricted cash	2,359	2,069
Refundable income taxes	9,728	23,866
Prepaid expenses and other current assets	64,660	51,360
Current assets held for sale	73,535	99,052
Total current assets	708,339	833,031
Property, plant and equipment, net	153,954	155,622
Long-term marketable securities	201,585	49,454
Long-term deferred tax assets	726	837
Operating lease right-of-use assets	54,048	60,406
Goodwill	702,395	691,409
Intangible assets, net	101,814	125,042
Long term income taxes receivable	45,600	—
Other assets	6,115	10,670
Noncurrent assets held for sale	85,006	173,794
Total assets	$2,059,582	$2,100,265
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$37,722	$33,344
Deferred revenue	31,569	30,493
Derivative liability	33,420	1,915
Accrued warranty and retrofit costs	4,713	5,213
Accrued compensation and benefits	35,799	29,216
Accrued customer deposits	26,499	22,324
Accrued income taxes payable	9,416	9,085
Accrued expenses and other current liabilities	30,268	44,449
Current liabilities held for sale	28,268	30,050
Total current liabilities	237,674	206,089
Long-term deferred tax liabilities	18,245	18,184
Long-term operating lease liabilities	51,244	56,677
Other long-term liabilities	11,142	9,272
Noncurrent liabilities held for sale	14,291	42,196
Total liabilities	332,596	332,418

Stockholders' equity
Preferred stock, $0.01 par value - 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value - 125,000,000 shares authorized, 59,320,848 shares issued and 45,858,979 shares outstanding at September 30, 2025, 59,031,953 shares issued and 45,570,084 shares outstanding at September 30, 2024	594	590
Additional paid-in capital	529,605	505,958
Accumulated other comprehensive loss	(22,213)	(13,464)
Treasury stock, at cost - 13,461,869 shares at September 30, 2025 and September 30, 2024	(200,956)	(200,956)
Retained earnings	1,419,956	1,475,719
Total stockholders' equity	1,726,986	1,767,847
Total liabilities and stockholders' equity	$2,059,582	$2,100,265

The accompanying notes are an integral part of these consolidated financial statements.

AZENTA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended September 30,
	2025	2024	2023
Revenue
Products	$173,189	$173,717	$176,100
Services	420,632	399,731	375,386
Total revenue	593,821	573,448	551,486
Cost of revenue
Products	94,894	105,446	100,775
Services	228,647	213,380	211,501
Total cost of revenue	323,541	318,826	312,276
Gross profit	270,280	254,622	239,210
Operating expenses
Research and development	30,390	31,524	32,141
Selling, general and administrative	261,563	262,958	263,738
Impairment of goodwill and intangible assets	—	4,658	—
Restructuring charges	5,171	6,766	4,577
Total operating expenses	297,124	305,906	300,456
Operating loss	(26,844)	(51,284)	(61,246)
Other income (expense)
Interest income, net	18,779	32,891	43,541
Other income (expense), net	922	(732)	(2,300)
Loss from continuing operations before income taxes	(7,143)	(19,125)	(20,005)
Income tax (benefit) expense	(31,601)	5,241	(11,965)
Income (loss) from continuing operations	24,458	(24,366)	(8,040)
Loss from discontinued operations, net of tax	(80,221)	(140,531)	(6,596)
Net loss	$(55,763)	$(164,897)	$(14,636)
Basic net income (loss) per share:
Income (loss) from continuing operations	$0.53	$(0.46)	$(0.12)
Loss from discontinued operations, net of tax	(1.75)	(2.64)	(0.10)
Net loss per share	$(1.22)	$(3.10)	$(0.22)
Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.53	$(0.46)	$(0.12)
Loss from discontinued operations, net of tax	(1.75)	(2.64)	(0.10)
Diluted net loss per share	$(1.22)	$(3.10)	$(0.22)
Weighted average shares used in computing net income (loss) per share:
Basic	45,743	53,175	66,253
Diluted	45,896	53,175	66,253

The accompanying notes are an integral part of these consolidated financial statements.

AZENTA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended September 30,
	2025	2024	2023
Net loss	$(55,763)	$(164,897)	$(14,636)
Other comprehensive income (loss), net of tax:
Net investment hedge currency translation adjustment, net of tax effects of $0, $3,541, and $(21,228) for the fiscal years 2025, 2024, and 2023 respectively	(30,197)	(10,019)	(61,533)
Foreign currency translation adjustments	21,252	54,278	77,246
Changes in unrealized losses on marketable securities, net of tax effects of $0, $(1,667), and $1,992 for the fiscal years 2025, 2024, and 2023 respectively	476	4,872	5,774
Actuarial gain (loss) on pension plans, net of tax effects of $76, $57, and $(1) for the fiscal years 2025, 2024, and 2023, respectively	(280)	(169)	3
Total other comprehensive income (loss), net of tax	(8,749)	48,962	21,490
Comprehensive income (loss)	$(64,512)	$(115,935)	$6,854

The accompanying notes are an integral part of these consolidated financial statements.

AZENTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(55,763)	$(164,897)	$(14,636)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	61,209	90,744	85,584
Impairment of goodwill and intangible assets	—	115,975	—
Loss on assets held for sale	93,118	—	—
Property, plant and equipment and other asset write-offs	3,478	4,430	—
Inventory write-downs	—	3,290	—
Other non-cash charges related to restructuring and transformation	—	4,317	—
Stock-based compensation	20,881	14,467	9,376
Contingent consideration adjustment	—	—	(18,549)
Amortization and accretion on marketable securities	(1,578)	(6,032)	(7,870)
Deferred income taxes	(27,038)	(15,886)	(28,740)
Purchase accounting impact on inventory	—	—	9,664
Loss on disposals of property, plant and equipment	711	296	43
Changes in operating assets and liabilities:
Accounts receivable	21,039	(12,067)	34,456
Inventories	(2,671)	15,896	8,253
Accounts payable	1,037	9,196	(14,710)
Deferred revenue	641	(3,558)	(7,564)
Accrued warranty and retrofit costs	(435)	(684)	4,560
Accrued compensation and tax withholdings	7,427	(2,754)	(19,055)
Long term income taxes receivable	(45,600)	—	—
Other assets and liabilities	(4,275)	(2,990)	(34,978)
Net cash provided by operating activities	72,181	49,743	5,834
Cash flows from investing activities
Purchases of property, plant and equipment	(33,857)	(37,392)	(39,436)
Purchases of marketable securities and other investments	(451,409)	(405,575)	(236,194)
Sales and maturities of marketable securities	389,452	666,230	1,064,209
Proceeds from other investment	2,130	—	—
Net investment hedge settlement	3,223	1,476	29,313
Acquisitions, net of cash acquired	—	—	(386,508)
Net cash (used in) provided by investing activities	(90,461)	224,739	431,384
Cash flows from financing activities
Proceeds from issuance of common stock	2,770	3,279	3,621
Payments of finance leases	(985)	(783)	(578)
Withholding tax payments on net share settlements on equity awards	—	—	(4,988)
Share repurchases	—	(661,703)	(838,514)
Excise tax payment for settled share repurchases	(11,376)	—	—
Net cash used in financing activities	(9,591)	(659,207)	(840,459)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	3,566	21,670	45,990
Net decrease in cash, cash equivalents and restricted cash	(24,305)	(363,055)	(357,251)
Cash, cash equivalents and restricted cash, beginning of period	320,990	684,045	1,041,296
Cash, cash equivalents and restricted cash, end of period	$296,685	$320,990	$684,045
Supplemental disclosures:
Cash paid for income taxes, net	$6,568	$2,704	$43,073
Purchases of property, plant and equipment included in accounts payable and accrued expenses	5,546	2,767	2,725
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents of continuing operations	$279,783	$280,030	$649,481
Cash included in current assets held for sale	13,206	30,899	29,429
Short-term restricted cash included in prepaid expenses and other current assets	2,359	2,069	4,650
Long-term restricted cash included in other assets	1,337	7,992	485
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$296,685	$320,990	$684,045

The accompanying notes are an integral part of these consolidated financial statements.

AZENTA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

		Common		Accumulated
	Common	Stock at	Additional	Other			Total
	Stock	Par	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Shares	Value	Capital	Income (Loss)	Earnings	Stock	Equity
Balance September 30, 2022	88,482,125	$885	$1,992,017	$(83,916)	$1,655,356	$(200,956)	$3,363,386
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	267,133	3	(1,371)	—	—	—	(1,368)
Accelerated share repurchase	(10,072,055)	—	—	—	—	(501,637)	(501,637)
Open market repurchases	(7,382,956)	—	—	—	—	(342,400)	(342,400)
Retirement of treasury shares	—	(175)	(843,862)	—	—	844,037	—
Stock-based compensation	—	—	9,376	—	—	—	9,376
Net investment hedge currency translation adjustment, net of tax	—	—	—	(61,533)	—	—	(61,533)
Foreign currency translation adjustments	—	—	—	77,246	—	—	77,246
Changes in unrealized losses on marketable securities, net of tax	—	—	—	5,774	—	—	5,774
Net loss	—	—	—	—	(14,636)	—	(14,636)
Actuarial gain on pension plans, net of tax	—	—	—	3	—	—	3
Other	—	—	—	—	(104)	—	(104)
Balance September 30, 2023	71,294,247	$713	$1,156,160	$(62,426)	$1,640,616	$(200,956)	$2,534,107
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	255,683	3	3,277	—	—	—	3,280
Open market repurchases	(12,517,977)	(103)	—	—	—	(667,969)	(668,072)
Retirement of treasury shares	—	(23)	(667,946)	—	—	667,969	—
Stock-based compensation	—	—	14,467	—	—	—	14,467
Net investment hedge currency translation adjustment, net of tax	—	—	—	(10,019)	—	—	(10,019)
Foreign currency translation adjustments	—	—	—	54,278	—	—	54,278
Changes in unrealized losses on marketable securities, net of tax	—	—	—	4,872	—	—	4,872
Net loss	—	—	—	—	(164,897)	—	(164,897)
Actuarial loss on pension plans, net of tax	—	—	—	(169)	—	—	(169)
Balance September 30, 2024	59,031,953	$590	$505,958	$(13,464)	$1,475,719	$(200,956)	$1,767,847
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	288,895	4	2,766	—	—	—	2,770
Stock-based compensation	—	—	20,881	—	—	—	20,881
Net investment hedge currency translation adjustment, net of tax	—	—	—	(30,197)	—	—	(30,197)
Foreign currency translation adjustments	—	—	—	21,252	—	—	21,252
Changes in unrealized losses on marketable securities, net of tax	—	—	—	476	—	—	476
Net loss	—	—	—	—	(55,763)	—	(55,763)
Actuarial loss on pension plans, net of tax	—	—	—	(280)	—	—	(280)
Balance September 30, 2025	59,320,848	$594	$529,605	$(22,213)	$1,419,956	$(200,956)	$1,726,986

The accompanying notes are an integral part of these consolidated financial statements.

AZENTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Operations

Azenta, Inc. (“Azenta”, or the “Company”) is a leading global provider of biological and chemical compound sample exploration and management solutions for the life sciences industry. The Company entered the life sciences market in 2011, leveraging its in-house precision automation and cryogenics capabilities that it was then applying in the semiconductor manufacturing market. This led the Company to develop and provide solutions for automated ultra-cold storage. Since then, the Company has expanded its life sciences offerings through internal investments and through a series of acquisitions. The Company supports its customers from research and clinical development to commercialization with its sample management, automated storage, as well as genomic services expertise to help its customers bring impactful therapies to market faster. The Company understands the importance of sample integrity and offers a broad portfolio of products and services supporting customers at every stage of the life cycle of samples, including procurement, automated storage systems, genomic services and a multitude of sample consumables, informatics and data software, and sample repository services. The Company's expertise, global footprint, and leadership positions enable it to be a trusted global partner to pharmaceutical, biotechnology, and life sciences research institutions.

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

The Company determined that the B Medical Systems business met the “held for sale” criteria and “discontinued operations” criteria in accordance with Financial Accounting Standard Boards (“FASB”) Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements (“FASB ASC 205”) as of  November 12, 2024. Results related to the B Medical Systems business are included within discontinued operations. Please refer to Note 3, Discontinued Operations for further information about the discontinued business. The Consolidated Balance Sheet and Consolidated Statements of Operations, as well as the notes to the Consolidated Financial Statements, have been reclassified for all periods presented to reflect the discontinuation of the B Medical Systems business in accordance with FASB ASC 205. The Consolidated Statements of Cash Flows include the results of continuing and discontinued operations. The discussion in the notes to Consolidated Financial Statements, unless otherwise stated, relate solely to the Company’s continuing operations.

Also included in discontinued operations is a loss contingency related to the Company's sale of the semiconductor automation business in  February 2022. The Company accrued a liability for the loss contingency and had an accrued liability of $2.1 million as of  September 30, 2025.

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

Revisions to Previously Issued Financial Statements and Financial Information

In connection with the preparation of its fiscal year 2025 financial statements, the Company identified errors in its consolidated financial statements for the years ended  September 30, 2024 and 2023, as well as for interim periods within those years and the first three quarters and year-to-date periods within fiscal year 2025. Specifically, the Company's historical classification of certain operating expenses was misclassified between cost of revenue and operating expenses in its Consolidated Statement of Operations. The Company is revising the previously issued financial statements for those periods to correct this error. Additionally, the Company is correcting for other previously identified immaterial misstatements, including (i) an understatement of the loss from discontinued operations for the interim period ended March 31, 2025, (ii) the effects of exchange rate changes on the Company’s foreign denominated restricted cash and (iii) certain other immaterial prior period errors. The applicable accompanying notes to the consolidated financial statements have also been revised for the impact of these adjustments. As discussed in Note 3, Discontinued Operations, the B Medical business has been treated as discontinued operations starting in fiscal 2025. As a result, these "As reported" figures are the originally reported figures for the years ended September 30, 2024 and 2023 after recasting for the impact of discontinued operations.

The Company assessed the effect of the errors on prior periods under the guidance of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality,” codified in ASC 250, Accounting Changes and Error Corrections (“ASC 250”). Based on its assessment, the Company determined that the errors were not material to any previously issued financial statements.

The following table summarizes the impact of the revisions in the Consolidated Statements of Operations for the years ended September 30, 2024 and 2023 (in thousands, except per share data):

	Year ended September 30, 2024			Year ended September 30, 2023
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Revenue
Products	$173,717	$-	$173,717	$176,100	$-	$176,100
Services	399,481	250	399,731	375,850	(464)	375,386
Total revenue	573,198	250	573,448	551,950	(464)	551,486
Cost of revenue
Products	105,224	222	105,446	100,775	-	100,775
Services	210,502	2,878	213,380	208,548	2,953	211,501
Total cost of revenue	315,726	3,100	318,826	309,323	2,953	312,276
Gross profit	257,472	(2,850)	254,622	242,627	(3,417)	239,210
Operating expenses
Research and development	28,821	2,703	31,524	29,910	2,231	32,141
Selling, general and administrative	267,788	(4,830)	262,958	268,922	(5,184)	263,738
Total operating expenses	308,033	(2,127)	305,906	303,409	(2,953)	300,456
Operating loss	(50,561)	(723)	(51,284)	(60,782)	(464)	(61,246)
Loss from continuing operations before income taxes	(18,402)	(723)	(19,125)	(19,541)	(464)	(20,005)
Income tax (benefit) expense	5,237	4	5,241	(11,880)	(85)	(11,965)
Loss from continuing operations	(23,639)	(727)	(24,366)	(7,661)	(379)	(8,040)
Loss from discontinued operations, net of tax	(140,531)	-	(140,531)	(6,596)	-	(6,596)
Net loss	$(164,170)	$(727)	$(164,897)	$(14,257)	$(379)	$(14,636)

Basic net loss per share:
Loss from continuing operations	$(0.44)	$(0.02)	$(0.46)	$(0.12)	$-	$(0.12)
Loss from discontinued operations, net of tax	(2.64)	-	(2.64)	(0.10)	-	(0.10)
Basic net loss per share	$(3.08)	$(0.02)	$(3.10)	$(0.22)	$-	$(0.22)

Diluted net loss per share:
Loss from continuing operations	$(0.44)	$(0.02)	$(0.46)	$(0.12)	$-	$(0.12)
Loss from discontinued operations, net of tax	(2.64)	-	(2.64)	(0.10)	-	(0.10)
Diluted net loss per share	$(3.08)	$(0.02)	$(3.10)	$(0.22)	$-	$(0.22)

Weighted average shares used in computing net income (loss) per share:
Basic	53,175		53,175	66,253		66,253
Diluted	53,175		53,175	66,253		66,253

The following table summarizes the impact of the revisions in the Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2024 and 2023 (in thousands):

	Year ended September 30, 2024			Year ended September 30, 2023
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Net loss	$(164,170)	$(727)	$(164,897)	$(14,257)	$(379)	$(14,636)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	54,278	-	54,278	77,246	-	77,246
Total other comprehensive income, net of tax	48,962	-	48,962	21,490	-	21,490
Comprehensive income (loss)	$(115,208)	$(727)	$(115,935)	$7,233	$(379)	$6,854

The following table summarizes the impact of the revisions in the Consolidated Statements of Cash Flows for the years ended September 30, 2024 and 2023 (in thousands):

	Year ended September 30, 2024			Year ended September 30, 2023
	As Reported (1)	Adjustments	As Revised	As Reported (1)	Adjustments	As Revised
Cash flows from operating activities
Net loss	$(164,170)	$(727)	$(164,897)	$(14,257)	$(379)	$(14,636)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(16,072)	186	(15,886)	(28,654)	(86)	(28,740)
Changes in operating assets and liabilities:
Accounts receivable	(11,589)	(478)	(12,067)	33,992	464	34,456
Inventories	16,350	(454)	15,896	8,253	-	8,253
Accrued compensation and tax withholdings	(4,184)	1,430	(2,754)	(19,055)	-	(19,055)
Other assets and liabilities	(2,487)	(503)	(2,990)	(33,655)	(1,323)	(34,978)
Net cash provided by operating activities	$50,289	$(546)	$49,743	$7,158	$(1,324)	$5,834

Effects of exchange rate changes on cash, cash equivalents and restricted cash	$21,124	$546	$21,670	$44,666	$1,324	$45,990

(1)	Revised amounts disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2024.

The following table summarizes the impact of the revisions in the Consolidated Balance Sheet as of September 30, 2024 (in thousands). In addition to the impact of the revision, previously reported amounts have been reclassified to conform to the fiscal 2025 period presentation for certain balance sheet reclassification adjustments as discussed in more detail below. All reclassifications were made to provide comparability between periods and none of the reclassifications had an impact on stockholders' equity or net income.

Certain amounts, previously included in the “Prepaid expenses and other current assets” as of  September 30, 2024 in the Consolidated Balance Sheets, have been reclassified to the “Refundable Income Taxes” for the fiscal 2025 period. The “Accrued VAT payable” as of  September 30, 2024 in the Consolidated Balance Sheets, has been included in the “Accrued expenses and other current liabilities” for the fiscal 2025 period. The derivative liability was included in “Accrued expenses and other current liabilities” as of  September 30, 2024 in the Consolidated Balance Sheets and has been conformed for the fiscal 2025 period. Certain amounts, previously included in the “Long-term tax reserves” as of  September 30, 2024 in the Consolidated Balance Sheets, have been reclassified to the “Other long-term liabilities” for the fiscal 2025 period. All reclassifications were made to provide comparability between periods and none of the reclassifications had an impact on stockholders' equity or net income. There were no other reclassifications for the periods reported.

	As of September 30, 2024
	As Reported	Reclassification	Revision Adjustments	As Revised
Assets
Current assets
Accounts receivable, net of allowance for expected credit losses	$156,273	$-	$(2,101)	$154,172
Inventories	78,923	-	(7,603)	71,320
Refundable income taxes	-	23,866	-	23,866
Prepaid expenses and other current assets	75,456	(23,866)	(230)	51,360
Current assets held for sale	88,894	-	10,158	99,052
Total current assets	832,807	-	224	833,031
Total assets	2,100,041	-	224	2,100,265

Liabilities and stockholders' equity
Current liabilities
Derivative liability	-	1,915	-	1,915
Accrued VAT payable	106	(106)	-	-
Accrued compensation and benefits	27,785	-	1,431	29,216
Accrued income taxes payable	9,266	-	(181)	9,085
Accrued expenses and other current liabilities	46,258	(1,809)	-	44,449
Total current liabilities	204,839	-	1,250	206,089
Long-term tax reserves	398	(398)	-	-
Long-term deferred tax liabilities	18,084	-	100	18,184
Other long-term liabilities	8,874	398	-	9,272
Total liabilities	331,074	-	1,344	332,418

Stockholders' equity
Retained earnings	1,476,839	-	(1,120)	1,475,719
Total stockholders' equity	1,768,967	-	(1,120)	1,767,847
Total liabilities and stockholders' equity	$2,100,041	$-	$224	$2,100,265

The impact of the revisions on the Consolidated Statements of Stockholders' Equity was solely within net (loss) income for errors impacting accumulated deficit as shown above.

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

Discontinued Operations

The Company classifies assets and liabilities as held for sale (“disposal group”) when management commits to a plan to sell the disposal group, the sale is probable within one year and the disposal group is available for immediate sale in its present condition. The Company considers various factors, particularly whether actions required to complete the plan indicate it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. Assets held for sale are measured at the lower of carrying value or fair value less costs to sell. Any loss resulting from the measurement is recognized in the period the held for sale criteria are met. Conversely, gains are not recognized until the date of the sale. When the disposal group is classified as held for sale, depreciation and amortization for most long-lived assets ceases and the Company tests the assets for impairment.

Foreign Currency Translation and Transaction Accounting

All assets and liabilities of the Company’s subsidiaries operating in non-U.S. dollar currencies are translated into the reporting currency at period-end exchange rates, while revenue, expenses, gains and losses are translated at the average exchange rates during the period. Resulting translation adjustments are reflected in the “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets and presented as “Foreign currency translation adjustments” in the Consolidated Statements of Comprehensive Income (Loss).

The determination of the functional currency of the Company’s subsidiaries is based on their financial and operational environment and is the local currency of the Company’s foreign subsidiaries. Certain transactions of the Company and its subsidiaries are denominated in currencies other than their functional currency. Foreign currency exchange gains (losses) generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other income (expense)” in the Consolidated Statements of Operations. Net foreign currency transaction and remeasurement losses totaled $2.0 million, $2.8 million and $4.2 million for the fiscal years ended September 30, 2025, 2024 and 2023, respectively.

Derivative Financial Instruments

The Company has transactions and balances denominated in currencies other than the functional currency of the transacting entity. Most of these transactions carry foreign exchange risk in Germany, the United Kingdom and China. The Company enters into foreign exchange contracts to reduce its exposure to currency fluctuations. The arrangements typically mature in three months or less and they do not qualify for hedge accounting. Net gains and losses related to foreign exchange contracts are recorded as a component of “Other income (expense)” in the Consolidated Statements of Operations.

The fair values of the forward contracts are recorded in the Consolidated Balance Sheets as “Derivative asset” and “Derivative liability”. Foreign exchange contract assets and liabilities are measured and reported at fair value based on observable market inputs and classified within Level 2 of the fair value hierarchy described below due to a lack of an active market for these contracts.

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

A hedge of a net investment in a foreign operation is achieved through a derivative instrument designated for the purpose of hedging the exposure of changes in value of investments in foreign subsidiaries. If the derivative is designated as a hedge of a net investment in a foreign operation, the effective portions of changes in the fair value of the derivative are recorded in “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets as a part of the foreign currency translation adjustment. Ineffective portions of net investment hedges are recognized in the results of operations.

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

The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses. The Company’s ten largest customers accounted for approximately 25%, 20% and 20% of its consolidated revenue for the fiscal years ended September 30, 2025, 2024 and 2023, respectively. There were no customers that accounted for more than 10% of the Company's consolidated revenue for fiscal years 2025, 2024, and 2023.

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

Unrealized gains and losses are excluded from earnings and reported as a separate component of “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets until the security is sold or matures. Gains or losses realized from sales of marketable securities are computed based on the specific identification method and recognized as a component of “Other income (expense)” in the Consolidated Statements of Operations.

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

The Company classifies long-term restricted cash balances within “Other assets” on the Consolidated Balance Sheets based upon the term of the remaining restrictions. Amounts included in restricted cash balance represent cash on hand required to be set aside by a contractual agreement with our customers and funds held as collateral for bank guarantees.

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

The Company determines fair values of its reporting units based on the income approach or a blend of the income and market approaches with weighting. The discounted cash flow method (the “DCF Method”) is used in the income approach which is based on projected future cash flows and terminal value estimates discounted to their present values. Terminal value represents the present value an investor would pay on the valuation date for the rights to the cash flows of the business for the years subsequent to the discrete cash flow projection period. The guideline company method is used in the market approach and publicly traded companies in similar lines of business are identified and used in an analysis to estimate the fair value. In addition, the Company compares the aggregate values of its net corporate assets and reporting unit fair values to its overall market capitalization and uses certain market-based valuation techniques to assess the reasonableness of the reporting unit fair values determined in accordance with the income approach or a blend of the income and market approaches with weighting.

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

Revenue from the sales of certain products that involve significant customization, which include primarily automated cold sample management systems is recognized over time as the asset created by the Company’s performance does not have alternative use to the Company and an enforceable right to payment for performance completed to date is present. The Company recognizes revenue as work progresses based on a percentage of actual labor hours incurred on the project to-date and total estimated labor hours expected to be incurred on the project. The selection of the method to measure progress towards completion requires judgment. The Company has concluded that using the percentage of labor hours incurred to estimated labor hours needed to complete the project most appropriately depicts the Company’s efforts towards satisfaction of the performance obligation. The Company develops profit estimates for long-term contracts based on total revenue expected to be generated from the project and total costs anticipated to be incurred in the project. These estimates are based on a number of factors, including the degree of required product customization and the work required to be able to install the product in the customer’s existing environment, as well as the Company’s historical experience, project plans and an assessment of the risks and uncertainties inherent in the contract related to implementation delays or performance issues that may or may not be within the Company’s control. The Company estimates a loss on a contract by comparing total estimated contract revenue to the total estimated contract costs and recognizes a loss during the period in which it becomes probable and can be reasonably estimated. The Company reviews profit estimates for long-term contracts during each reporting period and revises the estimate based on changes in circumstances. Revenue for certain arrangements that involve significant product customization but do not provide the Company with an enforceable right to payment for performance completed to date are recognized at a point in time, upon completion or substantial completion of the project, provided transfer of control has occurred. The project is considered substantially complete when the Company receives acceptance from the customer and remaining tasks are perfunctory or inconsequential and in control of the Company. Generally, the terms of long-term contracts provide for progress billings based on completion of milestones or other defined phases of work. In certain instances, payments collected from customers in advance of recognizing the related revenue are recorded and presented as contract liabilities within “Deferred revenue” in the Consolidated Balance Sheets. Additionally, due to certain billing constraints within contracts, the customer may retain a portion of the contract price until completion of the contract. In these contracts, an unbilled receivable is recorded when revenue recognized may exceed billings, which the Company presents as a contract asset on the balance sheet, which is included within the “Prepaid expenses and other current assets” in the Consolidated Balance Sheets.

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

In fiscal year 2025, approximately $0.7 million of government assistance was recognized in “Other, net” in the Consolidated Statement of Operations. The Company also received advance cash government assistance of $1.9 million, which was recognized within “Other long-term liabilities” in the Consolidated Balance Sheet. In fiscal year 2024, approximately $2.1 million of government assistance was recognized in “Other, net” in the Consolidated Statement of Operations. The Company also received advance cash government assistance in fiscal year 2024 of $1.4 million is recognized within “Other long-term liabilities” in the Consolidated Balance Sheets.

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

From time to time when executing a restructuring or exit plan, the Company also incurs costs other than termination benefits, such as impairments of long-lived assts that are no longer used in operations (including ROU assets, facility-related property and equipment) and termination costs or penalties to cancel a contractual obligation. Such costs are recognized when incurred, which generally occurs at the contract termination or over the period from when a plan to abandon a leased facility is approved through the cease-use date but charges may continue over the remainder of the original contractual period.

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

In  November 2024, the Company issued restricted stock unit awards with vesting based on market conditions, which will vest based on achievement of the Company's relative total shareholder return against the defined peer group over a three-year period. The fair values for those grants that include vesting based on market conditions are estimated using the Monte Carlo simulation model. The key assumptions used in the Monte Carlo simulation included (i) the expected volatility based on the three-year daily historical volatility as measured on the grant date, (ii) risk-free interest rate based on U.S. Treasury constant maturities yields as of the grant date, (iii) correlation assumption based on daily share price changes over three years between the Company and the peer companies measured on the grant date, and (iv) no expected dividend yield. The compensation cost is recognized ratably over the requisite service period for those grants, which will not be reversed solely because the market condition is not satisfied.

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, as well as operating loss and tax credit carryforwards. The Consolidated Financial Statements contain certain deferred tax assets that were recorded as a result of operating losses, as well as other temporary differences between financial and tax accounting. A valuation allowance is established against deferred tax assets if, based upon the evaluation of positive and negative evidence and the extent to which that evidence is objectively verifiable, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

The Company may enter into complex, significant transactions involving mergers, acquisitions and legal entity restructurings that cross multiple tax jurisdictions. Such transactions may require the engagement of outside advisors to provide expertise in developing tax positions and opinions on transactions.  These advisors can include tax, legal, accounting and valuation specialists.  All inputs are considered as the Company evaluates the ability to claim tax benefits with regard to such transactions in establishing the proper more likely than not position noted previously. Even when the Company concludes to meet the more likely than not standard, risk may still exist that the taxing authorities may challenge the position, and these risks are greater with greater complexity of the transaction.

During fiscal year 2025, the Company recorded a $45.6 million benefit for a worthless stock deduction in the United States, which was reflected as a long-term tax receivable on the balance sheet, net of an unrecognized tax benefit of $2.5 million. This transaction involved legal restructuring in foreign jurisdictions and the use of outside specialists. The Company, with the assistance of specialists, evaluated the deduction and believes it is more likely than not to be sustained on its technical merits and has recognized the benefit accordingly in its financial statements. The tax benefit will result from the carryback of a capital loss, which will be subject to Joint Committee on taxation review due to the amount of the refund claim. The outcome of such review could result in a change to the tax benefit that was previously recorded in the financial statements.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, Improvements to Reportable Segment Disclosures. The standard expands reportable segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The Company adopted the new guidance beginning for fiscal year 2025. Adoption of the new standard did not have a material impact on the Company's consolidated results of operations, financial position or cash flows. The incremental disclosure required under the standard appear in Note 18, Segment and Geographic Information.

In 2021, the Organization of Economic Cooperation and Development (“OECD”) introduced its Pillar II Framework Model Rules (“Pillar 2”), which are designed to impose a 15% global minimum tax on the earnings of in-scope multinational corporations on a country-by-country basis. Certain aspects of Pillar 2 took effect on January 1, 2024 while other aspects went into effect on January 1, 2025. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements as the Company does not expect to meet the consolidated revenue threshold of €750 million over the next twelve months.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU is intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This update is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. The Company will adopt this standard in fiscal year 2026, which will result in an increase in disclosures required.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU simplifies the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. This update is effective for annual periods beginning after December 15, 2027. The ASU may be applied prospectively, retrospectively or using a modified transition approach. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

3.    Discontinued Operations

Disposition of B Medical Systems Business

During the first quarter of fiscal year 2025, following approval by the Board of Directors of the Company, the Company publicly announced its plan to sell the B Medical Systems business. The B Medical Systems business operates as a separate business unit within the Company and focuses on the manufacturing and distribution of temperature-controlled storage and transportation solutions in international markets to governments, health institutions, and non-government organizations. This action is intended to simplify the Company's portfolio and allow management to focus on driving revenue growth and profitability in its core businesses. The decision followed work by the Board of Directors to evaluate strategic, operational and financial opportunities to maximize stockholder value. The Company anticipates entering into a definitive agreement to sell its B Medical Systems business by the end of December 2025.

The Company determined that the B Medical Systems business met the “held for sale” criteria and “discontinued operations” criteria in accordance with FASB ASC 205 as of  November 12, 2024. Results related to the B Medical Systems business are included within discontinued operations. The Consolidated Balance Sheet and Consolidated Statements of Operations, and the notes to the Consolidated Financial Statements, were retroactively reclassified for all periods presented to reflect the discontinuation of the B Medical Systems business in accordance with FASB ASC 205.

The Company measured the B Medical Systems business at the lower of carrying value or fair value less cost to sell at each reporting period. During the fiscal year ended  September 30, 2025, the Company recorded $93.1 million of estimated loss on assets held for sale based on the estimated fair value of the B Medical Systems business less costs to sell the business. The fair value is based on the observable inputs received during the continued progression of the sales process. The estimated loss on assets held for sale is included in “Loss from discontinued operations, net of tax” on the Consolidated Statements of Operations for the fiscal year ended September 30, 2025 and is included as a valuation allowance or contra-asset account within “Noncurrent assets held for sale” on the Consolidated Balance Sheets as of  September 30, 2025.

The following table presents the financial results of the B Medical Systems business, included within discontinued operations (in thousands):

	Year Ended September 30,
	2025	2024	2023
Revenue
Products	$58,569	$69,690	$101,091
Services	9,399	13,435	12,032
Total revenue	67,968	83,125	113,123
Cost of revenue
Products	41,073	64,871	85,315
Services	8,906	12,360	7,294
Total cost of revenue	49,979	77,231	92,609
Gross profit	17,989	5,894	20,514
Operating expenses
Research and development	5,785	4,704	4,046
Selling, general and administrative	25,739	34,949	47,361
Impairment of goodwill and intangible assets	-	111,317	-
Contingent consideration - fair value adjustments	-	-	(18,549)
Loss on assets held for sale	93,118	-	-
Restructuring charges	1,235	5,042	-
Total operating expenses	125,877	156,012	32,858
Operating loss	(107,888)	(150,118)	(12,344)
Interest income (expense), net	40	286	194
Other income (expense), net	(212)	911	1,258
Loss before income taxes	(108,060)	(148,921)	(10,892)
Income tax benefit	(28,518)	(8,390)	(5,670)
Loss from discontinued operations, net of tax	$(79,542)	$(140,531)	$(5,222)

The following table presents the significant non-cash items and capital expenditures for the discontinued operations with respect to the B Medical Systems business that are included in the Consolidated Statements of Cash Flows (in thousands):

	Year Ended September 30,
	2025	2024	2023
Depreciation and amortization	$3,768	$7,810	$7,935
Capital expenditures	2,356	3,344	11,569
Impairment of goodwill	-	111,317	-
Loss on assets held for sale	93,118	-	-

The carrying value of the assets and liabilities of the discontinued operations with respect to the B Medical Systems business reflected as “held for sale” on the Consolidated Balance Sheets as of  September 30, 2025 and 2024 was as follows (in thousands):

	September 30, 2025	September 30, 2024
Assets
Cash and cash equivalents	$13,206	$30,899
Accounts receivable, net	10,090	18,539
Inventories	42,137	44,390
Prepaid expenses and other current assets	8,102	5,224
Current Assets held for sale	$73,535	$99,052

Property, plant and equipment, net	$50,968	$47,032
Intangibles, net	126,065	122,988
Other assets	4,828	3,774
Valuation allowance	(96,855)	-
Noncurrent assets held for sale	$85,006	$173,794

Liabilities
Accounts payable	$11,710	$11,089
Deferred revenue	1,543	1,485
Accrued warranty and retrofit costs	5,248	4,916
Accrued compensation and benefits	3,909	2,929
Accrued income taxes	760	4,012
Accrued expenses and other current liabilities	5,098	5,619
Current liabilities held for sale	$28,268	$30,050

Long-term deferred tax liabilities	9,639	36,093
Long-term operating lease liabilities	2,077	2,109
Other long-term liabilities	2,575	3,994
Noncurrent liabilities held for sale	$14,291	$42,196

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

In  April 2023, the Company responded to and filed a counterclaim against Edwards for the 2023 Claim alleging breach of the definitive agreements by Edwards and seeking a declaratory judgment. During the third quarter of fiscal year 2023, the Company and Edwards entered into a settlement agreement related to the 2023 Claim to avoid the costs and uncertainties of potential litigation. Under the settlement agreement, the Company paid Edwards $0.8 million from one of the indemnification escrows established at closing of the sale in return for the release of the 2023 Claim and the release to the Company of $1.0 million from a separate indemnification escrow. The Company accrued a liability of $2.5 million for the 2020 Claim and 2023 Claim of which $0.8 million was paid during the third quarter of fiscal year 2023. The Company accrued an additional liability of $0.4 million for the 2020 Claim during the three months ended  March 31, 2025 resulting in a total accrual of $2.1 million as of  September 30, 2025.

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

On September 12, 2025, Edwards filed a lawsuit against the Company in the Supreme Court of the State of New York in the County of New York seeking indemnification from the Company under such definitive agreement seeking more than $13 million, including attorney’s fees, arising from alleged breaches of representations and warranties relating to financial information provided by the Company in connection with the 2019 transaction (the “2025 Claim”). On October 21, 2025, the Company filed a motion to dismiss the 2025 Claim on the basis that all claims asserted in that action are time-barred. The Company’s motion to dismiss is pending as of December 4, 2025. The Company cannot determine the probability of any losses or outcome of the Claim for Uncovered Amounts including the amount of any indemnifiable losses, if any, resulting from the 2025 Claim. The Company, however, does not believe that this claim will have a material adverse effect on its consolidated financial position or results of operations, in each case, for continuing operations. Any potential expense incurred by the Company for these claims would be reflected in discontinued operations.

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

5.    Marketable Securities

During fiscal years 2025 and 2024, the Company had sales and maturities of marketable securities of $389.5 million and $666.2 million, respectively. Realized gains on the sales of marketable securities were insignificant for the fiscal year ended  September 30, 2025 and 2024.

The following is a summary of the amortized cost and the fair value, including accrued interest receivable, as well as unrealized gains (losses) on the short-term and long-term marketable securities as of September 30, 2025 and 2024 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
September 30, 2025:
U.S. Treasury securities and obligations of U.S. government agencies	$245,691	$(94)	$168	$245,765
Bank certificates of deposits	1,640	—	1	1,641
Corporate securities	4,199	—	—	4,199
Municipal securities	11,048	—	69	11,117
	$262,578	$(94)	$238	$262,722
September 30, 2024:
U.S. Treasury securities and obligations of U.S. government agencies	$118,159	$(119)	$51	$118,091
Bank certificates of deposits	5,212	(13)	1	5,200
Corporate securities	77,580	(255)	—	77,325
	$200,951	$(387)	$52	$200,616

The fair values of the marketable securities by contractual maturities at September 30, 2025 are presented below (in thousands).

	Amortized
	Cost	Fair Value
Due in one year or less	$61,116	$61,137
Due after one year through five years	197,511	197,634
Due after five years through ten years	—	—
Due after ten years	3,951	3,951
Total marketable securities	$262,578	$262,722

Expected maturities could differ from contractual maturities because the security issuers may have the right to prepay obligations without prepayment penalties.

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. The Company does not believe any unrealized losses represent impairments based on the evaluation of the available evidence.

6.    Derivative Instruments

Net gains and losses related to foreign exchange contracts are recorded as a component of “Other income (expense)” in the Consolidated Statements of Operations and are as follows for the fiscal years ended September 30, 2025, 2024 and 2023 (in thousands):

	Year Ended September 30,
	2025	2024	2023
Realized losses on derivatives not designated as hedging instruments	$(4,103)	$(2,808)	$(1,174)

The notional amounts of the Company’s derivative instruments as of September 30, 2025 and 2024 were as follows (in thousands):

		Year Ended September 30,
	Hedge Designation	2025	2024

Cross-currency swap	Net Investment Hedge	$260,025	$75,978
Foreign exchange contracts	Undesignated	44,603	60,101

The fair value of derivative instruments are as follows at September 30, 2025 and 2024 (in thousands):

	Fair Value of Assets		Fair Value of Liabilities
As of September 30,	2025	2024	2025	2024
Derivatives designated as hedging instruments
Cross-currency swap	$—	$—	$(33,420)	$(1,915)
Derivatives not designated as hedging instruments
Foreign exchange contracts	$21	$9	$(120)	$(213)
Total fair value	$21	$9	$(33,540)	$(2,128)

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

The cross-currency swaps were $33.4 million and $1.9 million and recorded within a “Derivative liability” as of  September 30, 2025 and  September 30, 2024, respectively, in the Consolidated Balance Sheets.

The outstanding cross-currency swap is marked to market at each reporting period, representing the fair value of the cross-currency swap, any changes in fair value are recognized as a component of “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets. The cross-currency swap is classified within Level 2 of the fair value hierarchy, described in Note 2,  Summary of Significant Accounting Policies and in Note 15,  Fair Value Measurements below.

Interest earned on the cross-currency swap is recorded within “Interest income, net” in the Consolidated Statements of Operations. For the fiscal years ended September 30, 2025 and 2024, the Company recorded interest income of $3.4 million and $3.1 million, respectively, on these instruments.

7.    Property, Plant and Equipment

Property, plant and equipment were as follows as of September 30, 2025 and 2024 (in thousands):

	September 30,
	2025	2024
Buildings, land, and land use right	$33,990	$32,907
Computer equipment and software	50,783	40,655
Machinery and equipment	143,224	123,812
Furniture and fixtures	5,371	4,989
Leasehold improvements	61,242	59,951
Capital projects in process	22,388	29,554
Right-of-use asset	—	4,570
Vehicles	2,965	1,308
Property, plant and equipment, gross	319,963	297,746
Less: accumulated depreciation and amortization	(166,009)	(142,124)
Property, plant and equipment, net	$153,954	$155,622

Depreciation expense, which includes amortization expense on finance leases, was $32.0 million, $29.7 million and $29.3 million, respectively, for the fiscal years ended September 30, 2025, 2024, and 2023. The Company recorded $5.5 million of additions to property, plant and equipment for which cash payments had not yet been made as of September 30, 2025.

As of September 30, 2025 and 2024, the Company had cumulative capitalized direct costs of $38.5 million and $32.8 million, respectively, associated with the development of software for its internal use. As of September 30, 2025, this balance included $1.1 million associated with software still in the development stage included within “Property, plant and equipment, net” in the Consolidated Balance Sheets. During fiscal year 2025, the Company capitalized direct costs of $5.7 million associated with the development of software for its internal use.

8.    Goodwill and Intangible Assets

Changes to the Company’s operating segments effective October 1, 2023 resulted in a change to the Company’s reporting units, which are aligned to the Company’s operating and reportable segments (as further described in Note 18, Segment and Geographic Information below). As a result of this segment realignment, the Company allocated goodwill to the reporting units existing under the new organizational structure on a relative fair value basis as of October 1, 2023. The Company estimated the fair values of the affected businesses based upon the present value of their anticipated future cash flows. The Company's determination of fair value involved judgment and the use of significant estimates and assumptions. The Company tested its reporting units for potential impairment immediately before and after the segment realignment and concluded that the estimated fair value of each reporting unit exceeded its respective carrying value as of October 1, 2023.

The Company conducts an impairment assessment annually on  April 1, or more frequently if impairment indicators are present. The Company determined that a sustained decline in its stock price was an indicator of potential impairment and performed an interim quantitative goodwill impairment test for its reporting units as of  June 30, 2025. The Company concluded that there was no impairment to goodwill for its Sample Management Solutions and Multiomics reporting units as of  June 30, 2025. Based on the results of the interim quantitative impairment test performed as of  June 30, 2025, the fair values of the Sample Management Solutions and Multiomics reporting units exceeded their respective carrying amounts. The Company concluded that there was no impairment to goodwill for the Sample Management Solutions and Multiomics reporting units as of  June 30, 2025. The estimated fair value of each of the reporting units was derived based on the income approach and the market approach which were weighed at 75% and 25%, respectively, as of  June 30, 2025. The DCF Method was used in the income approach which reflected the Company’s assumptions regarding revenue growth rates, forecasted gross profit margins, research and development expenses, selling, general and administrative expenses, capital expenditures, discount rates, terminal period growth rates, economic and market trends, and other expectations about the anticipated operating results of the Sample Management Solutions and Multiomics reporting units. The guideline company method was used in the market approach and publicly traded companies in similar lines of business were identified and used in an analysis to estimate the fair value. The Company qualitatively evaluated goodwill for impairment during the remainder of fiscal 2025 and determined that there were no events or circumstances during the period to indicate an additional quantitative goodwill impairment assessment was required.

In the event the financial performance of any of the reporting units does not meet management’s expectations in the future, the Company experiences a prolonged macroeconomic downturn, or there are other negative revisions to key assumptions used in the DCF method and the guideline company method to value the reporting units, the Company may be required to perform additional impairment analyses with respect to such reporting units and could be required to recognize additional impairment charges.

The following table sets forth the changes in the carrying amount of goodwill by reportable segment since September 30, 2023 (in thousands):

	Life Sciences Products	Life Sciences Services	Sample Management Solutions	Multiomics	Total
Balance - September 30, 2023	$316,326	$359,035	$—	$—	$675,361
Segment recast (1)	$(316,326)	$(359,035)	$478,601	$196,760	$—
Currency translation adjustments	—	—	16,048	—	16,048
Balance - September 30, 2024	$—	$—	$494,649	$196,760	$691,409
Currency translation adjustments	—	—	10,986	—	10,986
Balance - September 30, 2025	$—	$—	$505,635	$196,760	$702,395

Accumulated goodwill impairments, September 30, 2025	$—	$—	$—	$—	$—

(1) Changes to the Company’s operating segments effective  October 1, 2023 resulted in a change to the Company’s reporting units. As a result of this segment realignment, the Company allocated goodwill to the reporting units existing under the new organizational structure on a relative fair value basis as of  October 1, 2023.

The components of the Company’s identifiable intangible assets as of September 30, 2025 and 2024 are as follows (in thousands):

	September 30, 2025			September 30, 2024
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Patents	$1,220	$1,220	$—	$1,227	$1,227	$—
Completed technology	111,501	63,408	48,093	109,949	55,191	54,758
Trademarks and trade names	727	293	434	726	195	531
Customer relationships	248,846	195,559	53,287	248,036	178,283	69,753
Total	$362,294	$260,480	$101,814	$359,938	$234,896	$125,042

For further details regarding the goodwill and intangible assets obtained from acquisitions, please refer to Note 4, Business Combinations.

During the second quarter of fiscal year 2024, the Company discontinued its sample sourcing product offering (a product line within the Sample Management Solutions segment). As a result, the Company recorded a $4.7 million impairment of intangible assets related to the sample sourcing business within “Impairment of goodwill and intangible assets” in its Consolidated Statements of Operations during the fiscal year ended September 30, 2024.

Amortization expense for intangible assets was $24.4 million, $28.6 million, and $32.1 million, respectively, for the fiscal years ended September 30, 2025, 2024 and 2023.

Estimated future amortization expense for the intangible assets as of September 30, 2025 is as follows for the subsequent five fiscal years and thereafter (in thousands):

2026	$22,286
2027	17,861
2028	14,994
2029	12,379
2030	10,806
Thereafter	23,488
Total	$101,814

9. Restructuring

2024 Restructuring Plan

In the second quarter of fiscal year 2024, the Company launched initiatives designed to optimize resources for future growth and improve efficiency across its organization. The focus of the initiatives is to improve the Company’s profitability, which includes facilities consolidation, portfolio optimization, and organization structure simplification. The Company expects to complete the activities included in these initiatives by the end of fiscal year 2026. As of the date of issuance of the financial statements for the fiscal year ended September 30, 2025, the Company has not identified restructuring actions related to these initiatives that will result in additional material charges. The Company expects to identify additional actions as it further refines its plan, and the related initiatives in future periods will be recorded when specified criteria are met, including but not limited to, communication of benefit arrangements or when the costs have been incurred.

The majority of the restructuring expenses associated with the initiatives described above for the fiscal year ended September 30, 2025 are severance and related costs. Of the total restructuring expenses in the fiscal year ended September 30, 2025, $2.0 million is related to the Sample Management Solutions segment; $2.1 million is related to the Multiomics segment, and $1.1 million is related to corporate.

The majority of the restructuring expenses associated with the initiatives described above for the fiscal year ended  September 30, 2024 are severance and related costs, operating lease related ROU asset abandonment, and fixed assets and other asset write-offs. Of the total restructuring expenses in the fiscal year ended  September 30, 2024, $3.2 million is related to the Sample Management Solutions segment and $3.3 million is the Company’s headquarters operating lease related ROU asset abandonment and corporate related severance costs.

2023 Cost Savings Plan

In the second and third quarters of fiscal year 2023, the Company announced cost savings plans designed to position the Company to meet the needs of its customers and accelerate growth of the business.

The majority of the restructuring expenses for fiscal years 2023 are related to severance and related costs. The cost savings plans were completed and costs from the actions were fully realized by the end of the first quarter of fiscal year 2024.

The following table presents restructuring charges recognized for the fiscal years ended  September 30, 2025 and 2024 (in thousands):

	Year Ended September 30,
	2025	2024
Severance and related costs	$5,143	$4,372
Property, plant and equipment and other asset write-offs	—	700
Right-of-use asset abandonment	—	901
Other	28	793
Total restructuring charges	$5,171	$6,766

The following table sets forth the activity in the severance and related costs accruals for the fiscal years ended  September 30, 2025 and 2024 (in thousands):

	Year Ended September 30,
	2025	2024
Balance at beginning of period	$755	$665
Provisions and adjustments	5,143	4,372
Payments	(5,771)	(4,282)
Balance at end of period	$127	$755

10. Leases

The Company has operating and finance leases for real estate and other assets in North America, Europe, and Asia. Non-real estate leases are primarily related to vehicles and office equipment. Lease expiration dates range between 2025 and 2043.

The components of lease expense for fiscal years 2025 and 2024 are as follows (in thousands):

	Year Ended September 30,
	2025	2024

Operating lease costs	$10,251	$11,008
Finance lease costs:
Amortization of assets	674	408
Interest on lease liabilities	(44)	68
Total finance lease costs	630	476
Total operating and finance lease costs	10,881	11,484
Variable lease costs	3,293	2,977
Short-term lease costs	227	237
Total lease costs	$14,401	$14,698

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	September 30, 2025	September 30, 2024
Operating Leases:
Operating lease right-of-use assets	$54,048	$60,406

Accrued expenses and other current liabilities	$7,175	$8,089
Long-term operating lease liabilities	51,244	56,677
Total operating lease liabilities	$58,419	$64,766

Finance Leases:
Property, plant and equipment, at cost	$2,656	$4,570
Accumulated amortization	(1,408)	(3,234)
Property, plant and equipment, net	$1,248	$1,336

Accrued expenses and other current liabilities	$607	$578
Other long-term liabilities	903	975
Total finance lease liabilities	$1,510	$1,553

Weighted average remaining lease term (in years):
Operating leases	10.60	11.00
Finance leases	2.85	3.06

Weighted average discount rate:
Operating leases	4.78%	4.70%
Finance leases	7.17%	4.93%

Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended September 30,
	2025	2024
Cash paid for amounts included in measurement of liabilities:
Operating cash flows - operating leases	$10,827	$11,105
Operating cash flows - finance leases	$99	$68
Financing cash flows - finance leases	$746	$528

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$563	$9,001
Finance leases	$561	$596

Future lease payments for operating leases as of September 30, 2025 are as follows for the subsequent five fiscal years and thereafter (in thousands):

	Finance Leases	Operating Leases
2026	$673	$9,755
2027	521	9,210
2028	321	8,677
2029	99	7,437
2030	37	6,096
Thereafter	—	34,624
Total future lease payments	1,651	75,799
Less imputed interest	(141)	(17,380)
Total lease liability balance	$1,510	$58,419

As of September 30, 2025, in addition to the amounts disclosed above, the Company has lease commitments of approximately $4.5 million for an operating lease that was signed and will commence in the first quarter of fiscal year 2026.

11.    Supplementary Balance Sheet Information

The following is a summary of accounts receivable at September 30, 2025 and 2024 (in thousands):

	September 30,
	2025	2024
Accounts receivable	$146,830	$159,521
Less allowance for expected credit losses	(4,649)	(5,349)
Accounts receivable, net	$142,181	$154,172

The allowance for expected credit losses for the fiscal years ended September 30, 2025, 2024 and 2023 is as follows (in thousands):

	Year Ended September 30,
	2025	2024	2023

Balance at beginning of period	$5,349	$7,745	$5,162
Provisions	3,745	7,250	8,849
Payments received	(3,872)	(8,352)	(6,196)
Write-offs and adjustments	(573)	(1,294)	(70)
Balance at end of period	$4,649	$5,349	$7,745

The following is a summary of inventories at September 30, 2025 and 2024 (in thousands):

	September 30,
	2025	2024

Raw materials and purchased parts	$33,319	$27,461
Work-in-process	5,050	7,739
Finished goods	36,587	36,120
Total inventories	$74,956	$71,320

The activity for excess and obsolete inventory reserves is as follows for the fiscal years ended September 30, 2025, 2024 and 2023 (in thousands):

	Year Ended September 30,
	2025	2024	2023

Balance at beginning of period	$6,067	$4,732	$4,082
Provisions	5,421	4,018	1,844
Inventory disposals and adjustments	(5,620)	(2,683)	(1,194)
Balance at end of period	$5,868	$6,067	$4,732

The activity for valuation allowance for deferred tax assets is as follows for the fiscal years ended September 30, 2025, 2024 and 2023 (in thousands):

	Year Ended September 30,
	2025	2024	2023

Balance at beginning of period	$44,222	$7,214	$5,927
Charge to income tax provision (benefit)	36,475	31,793	(7)
Charged to other accounts	21,324	5,215	1,294
Balance at end of period	$102,021	$44,222	$7,214

The following is a summary of product warranty and retrofit activity on a gross basis for the fiscal years ended September 30, 2025, 2024 and 2023 (in thousands):

	Year Ended September 30,
	2025	2024	2023

Balance at beginning of period	$5,213	$3,974	$2,890
Accruals for warranties during the year	927	2,741	2,564
Costs incurred during the year	(1,427)	(1,502)	(1,480)
Balance at end of period	$4,713	$5,213	$3,974

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

In April 2023, other arrangements commenced under the 2022 Repurchase Authorization with the intent of repurchasing the remaining $1.0 billion of shares of the Company's common stock through open market repurchases. As of September 30, 2024, the Company had repurchased and retired 19.9 million shares of common stock for $1.0 billion in open market repurchases. Through the ASR agreement and open market repurchases, as of September 30, 2024, the Company had repurchased and retired 30.0 million shares of common stock for the full $1.5 billion approved under the 2022 Repurchase Authorization and no authorization is available for additional repurchases. All shares repurchased under the 2022 Repurchase Authorization were retired and accounted for as a reduction to stockholders’ equity in the Consolidated Balance Sheets and treated as a repurchase of common stock for purposes of calculating earnings per share as of the applicable settlement dates. No additional repurchase authorization has been approved and as such there were no shares repurchased during the fiscal year ended September 30, 2025.

Effective January 1, 2023, all corporate share repurchases are subject to a one percent excise tax on the value of the repurchase, net of share issuances, subject to certain exclusions. The excise tax was part of The Inflation Reduction Act passed by the U.S. government in 2022. The Company paid the remaining excise tax due in connection with the 2022 Repurchase Authorization, totaling $11.4 million, in fiscal year 2025.

Preferred Stock

Total number of shares of preferred stock authorized for issuance was 1,000,000 shares at September 30, 2025 and 2024. Preferred stock has a par value of $0.01 per share and may be issued at the discretion of the Board of Directors without stockholder approval with such designations, rights and preferences as the Board of Directors may determine. There were no shares of preferred stock issued or outstanding at  September 30, 2025 or 2024.

Accumulated Other Comprehensive Income (Loss)

The following is a summary of the components of accumulated other comprehensive income (loss), net of tax, at September 30, 2025, 2024 and 2023 (in thousands):

		Unrealized
		Gains (Losses)
		on Available-	Gains (Losses)
	Currency	for-Sale	on Derivative	Pension
	Translation	Securities	Asset or Liability	Liability
	Adjustments	Net of tax	Net of tax	Adjustments	Total
Balance at September 30, 2022	$(165,694)	$(10,909)	$93,020	$(333)	$(83,916)
Other comprehensive income (loss) before reclassifications	77,246	5,774	(61,533)	(104)	21,383
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	107	107
Balance at September 30, 2023	(88,448)	(5,135)	31,487	(330)	(62,426)
Other comprehensive income (loss) before reclassifications	54,278	4,872	(10,019)	(245)	48,886
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	76	76
Balance at September 30, 2024	(34,170)	(263)	21,468	(499)	(13,464)
Other comprehensive income (loss) before reclassifications	21,252	438	(30,197)	(313)	(8,820)
Amounts reclassified from accumulated other comprehensive income (loss)	—	38	—	33	71
Balance at September 30, 2025	$(12,918)	$213	$(8,729)	$(779)	$(22,213)

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

13. Revenue from Contracts with Customers

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers in a manner that depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following is revenue by significant business line for the fiscal years ended September 30, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Significant Business Line
Multiomics	$269,231	$254,552	$248,296
Core Products(1)	197,631	196,502	192,061
Sample Repository Services	126,959	122,394	111,129
Total revenue	$593,821	$573,448	$551,486
(1) Core Products are Automated Stores, Cryogenic Systems, Automated Sample Tube, Consumables and Instruments and Controlled Rate Thawing Devices.

Contract Balances

Accounts Receivable, Net. Accounts receivable represent rights to consideration in exchange for products or services that have been transferred by the Company, when payment is unconditional and only the passage of time is required before payment is due. Accounts receivable do not bear interest and are recorded at the invoiced amount. The Company maintains an allowance for expected credit losses representing its best estimate of probable credit losses related to its existing accounts receivable and their net realizable value. The Company determines the allowance for expected credit losses based on a number of factors, including an evaluation of customer credit worthiness, the age of the outstanding receivables, economic trends, historical experience, and other information through the payment periods. Accounts receivable, net were $142.2 million and $154.2 million at September 30, 2025 and 2024, respectively.

Contract Assets. Contract assets represent rights to consideration in exchange for products or services that have been transferred by the Company, when payment is conditional on something other than the passage of time. These amounts typically relate to contracts where the right to invoice the customer is not present until completion of the contract or the achievement of specified milestones and the value of the products or services transferred exceed this constraint. Contract assets are classified as current as they are expected to convert to cash within one year. Contract asset balances which are included within “Prepaid expenses and other current assets” on the Consolidated Balance Sheet, were $37.3 million and $28.9 million at September 30, 2025 and 2024, respectively. Revenue of $30.4 million recognized during the year ended  September 30, 2025 and $18.6 million recognized during the year ended  September 30, 2024 contributed to the contract asset balances at September 30, 2025 and 2024, respectively.

Contract Liabilities. Contract liabilities represent the Company’s obligation to transfer products or services to a customer for which consideration has been received, or for which an amount of consideration is due from the customer. Contract assets and liabilities are reported on a net basis at the contract level, depending on the contracts position at the end of each reporting period. Contract liabilities are included within “Deferred revenue” on the Consolidated Balance Sheet. Contract liabilities were $34.5 million, $30.5 million, and $34.2 million at fiscal years ended September 30, 2025, 2024 and 2023, respectively. Revenue recognized from the contract liability balance at September 30, 2023 was $27.8 million for the year ended  September 30, 2024, and revenue recognized from the contract liability balance at September 30, 2024 was $18.4 million for the year ended September 30, 2025.

Remaining Performance Obligations. Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year and for which fulfillment of the contract has started as of the end of the reporting period. The aggregate amount of transaction consideration allocated to remaining performance obligations as of September 30, 2025 was $66.9 million. The following table summarizes when the Company expects to transfer control of the remaining performance obligations and recognize the corresponding revenue (in thousands):

	As of September 30, 2025
	Less than 1 Year	Greater than 1 Year	Total
Remaining performance obligations	$45,165	$21,723	$66,888

Cost to Obtain and Fulfill a Contract

The Company capitalizes sales commissions when incurred if they are (i) incremental costs of obtaining a contract, (ii) expected to be recovered and (iii) have an expected amortization period that is greater than one year. These amounts primarily relate to sales commissions and are being amortized over a 60-month period, which represents the average period of contract performance. The capitalized sales commissions were $0.1 million and $0.4 million at  September 30, 2025 and 2024, respectively. All other sales commissions incurred during the reporting period have been expensed as incurred. These costs are recorded within “Selling, general and administrative” expenses on the Consolidated Statement of Operations.

The Company accounts for shipping and handling activities as fulfillment activities and recognize the associated expense when control of the product has transferred to the customer.

14.    Stock Based Compensation

In accordance with the 2020 Equity Incentive Plan (the “2020 Plan”), the Company may issue eligible employees options to purchase shares of the Company’s common stock, restricted stock units and other equity incentives, which vest upon the satisfaction of a performance condition and/or a service condition. In addition, the Company issues common stock to participating employees pursuant to an employee stock purchase plan, and may issue common stock awards and deferred restricted stock units to members of its Board of Directors in accordance with its Board of Directors compensation program.

2020 Equity Incentive Plan

In accordance with the 2020 Plan, the Company may grant employees (i) restricted stock and other stock-based awards, (ii) nonqualified stock options, and (iii) options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code. All employees of the Company or any affiliate of the Company, independent directors, consultants and advisors are eligible to participate in the 2020 Plan. The 2020 Plan provides for the issuance of an aggregate of 2,800,000 shares of common stock, including 2,500,000 shares reserved for issuance pursuant to the 2020 Plan, and up to 300,000 additional shares which may be issued pursuant to the 2020 Plan if outstanding awards granted under the Company’s previous 2000 Plan or the Company’s previous 2015 Plan are forfeited, expire or are cancelled.

The following table reflects stock-based compensation expense for continuing operations recorded during the fiscal years ended September 30, 2025, 2024 and 2023 (in thousands):

	Year Ended September 30,
	2025	2024	2023
Restricted stock units	$18,886	$12,505	$7,446
Employee stock purchase plan	963	1,245	1,345
Total stock-based compensation expense for continuing operations	$19,849	$13,750	$8,791
Income tax benefit	(3,374)	(1,925)	(1,319)
Total compensation expense included in the statement of operations	$16,475	$11,825	$7,472

During the fiscal years ended September 30, 2025, 2024 and 2023 the Company recorded $1.0 million, $0.9 million, and $0.6 million, respectively, of stock-based compensation expense for discontinued operations.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the fiscal year ended September 30, 2025:

		Weighted
		Average
	Shares	Grant Date
	(in thousands)	Fair Value
Unvested as of September 30, 2024	764,111	$59.65
Granted	641,843	$45.00
Vested	(208,178)	$58.75
Forfeited	(167,942)	$68.77
Unvested as of September 30, 2025	1,029,834	$49.29

The fair value of restricted stock units vested during fiscal years 2025, 2024 and 2023 was $8.2 million, $9.6 million, and $14.8 million, respectively. As of September 30, 2025, the future unrecognized stock-based compensation expense related to restricted stock units expected to vest is $20.8 million and is expected to be recognized over an estimated weighted average amortization period of 1.6 years.

The following table reflects restricted stock units and stock awards granted during fiscal years ended September 30, 2025, 2024 and 2023:

	Year Ended September 30,
	2025	2024	2023
Time-based restricted stock units	448,375	282,268	311,609
Performance-based restricted stock units	193,468	383,625	278,457
Total units	641,843	665,893	590,066

All restricted stock units granted during the fiscal year ended September 30, 2025 included in the table above relate to continuing operations. Restricted stock units granted during the fiscal years ended September 30, 2024 and September 30, 2023 included in the table above include 35,999 and 53,942 units related to discontinued operations, respectively.

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

In  October 2023, the Company’s Board of Directors approved an amendment to the performance goals associated with the previously issued performance-based restricted stock units for all impacted employees, excluding members of the Company’s executive team. The performance goals, as amended, were more reflective of the then current macroeconomic environment and consideration toward employee retention in the competitive life sciences industry. Before the amendment, the original performance goals were not expected to be satisfied. Subsequent to the amendment, vesting became probable based on the forecasted achievement of the amended performance goals. The amendment of these restricted stock units is treated as a modification with the total potential maximum compensation cost of $3.0 million recognized over the service period through  November 2025. The Company recorded expense of $1.1 million during the fiscal year ended September 30, 2025 related to the modified awards.

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

In  November 2024, the Company issued restricted stock unit awards with vesting based on market conditions, which will vest based on achievement of the Company's relative total shareholder return against the defined peer group over a three-year period. The fair values for those grants that include vesting based on market conditions are estimated using the Monte Carlo simulation model. The key assumptions used in the Monte Carlo simulation included (i) the expected volatility of 49.3% to 50.3% based on the three-year daily historical volatility as measured on the grant date, (ii) risk-free interest rate of 3.96% to 4.27% based on U.S. Treasury constant maturities yields as of the grant date, (iii) correlation assumption based on daily share price changes over three years between the Company and the peer companies measured on the grant date, and (iv) no expected dividend yield. The compensation cost is recognized ratably over the requisite service period for those grants, which will not be reversed solely because the market condition is not satisfied.

Awards Granted to the Board of Directors

The stock-based compensation granted to members of the Company’s Board of Directors includes Company shares or restricted stock units. Non-employee directors may elect to defer receipt of their stock compensation in exchange for a credit, in restricted stock units, to a deferred restricted stock unit (“deferred RSU”) account. Directors who make a deferral election will have no rights as stockholders of the Company with respect to amounts credited to their deferred RSU account. The restricted stock units credited to the deferred RSU account will be released at the time specified in the director’s deferral election, but no later than as soon as administratively feasible following the date the director reaches age 65 or the director’s termination of Board service. Certain members of the Board of Directors have elected to defer receipt of their stock compensation and received a credit of restricted stock units in their deferred RSU account and the total number of deferred stock awards held by the non-employee directors was 26,079 as of September 30, 2025.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan that allows its employees to purchase shares of common stock at a price equal to 85% of the fair market value of the Company’s stock at the beginning or the end of the semi-annual offering period, whichever is lower. On February 8, 2017, the stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 Plan”). The 2017 Plan allows for purchases by employees of up to 1,250,000 shares of the Company’s common stock. As of September 30, 2025, 436,369 shares of common stock remain available for purchase under the 2017 Plan. During the fiscal years ended September 30, 2025, 2024 and 2023, the Company issued 77,265 shares, 72,787 shares, and 83,715 shares respectively, under the 2017 Plan.

Valuation Assumptions for an Employee Stock Purchase Plan

The fair value of shares issued under the 2017 Plan is estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following weighted average assumptions for the fiscal years ended September 30, 2025, 2024 and 2023:

	Year Ended September 30,
	2025	2024	2023
Risk-free interest rate	4.6%	5.3%	5.2%
Volatility	41%	47%	57%
Expected life	6 months	6 months	6 months

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

15.    Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured and recorded at fair value on a recurring basis in the Consolidated Balance Sheets as of September 30, 2025 and 2024 (in thousands):

	As of September 30, 2025
Description	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$149,790	$148,539	$1,251	$—
Available-for-sale securities	262,722	8,027	254,695	—
Investment in equity securities	2,100	—	—	2,100
Foreign exchange contracts	21	—	21	—
Total assets	$414,633	$156,566	$255,967	$2,100
Liabilities:
Net investment hedge	33,420	—	33,420	—
Foreign exchange contracts	120	—	120	—
Total liabilities	$33,540	$—	$33,540	$—

	As of September 30, 2024
Description	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$157,990	$157,990	$—	$—
Available-for-sale securities	198,616	37,584	161,032	—
Convertible debt securities	2,000	—	—	2,000
Foreign exchange contracts	9	—	9	—
Total assets	$358,615	$195,574	$161,041	$2,000
Liabilities:
Net investment hedge	1,915	—	1,915	—
Foreign exchange contracts	213	—	213	—
Total liabilities	$2,128	$—	$2,128	$—

Cash Equivalents

Cash equivalents consisting of money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents consisting of certificates of deposit are classified within Level 2 of the fair value hierarchy because they are valued using observable market inputs, not active market prices. The Company considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. The fair values of these investments approximate their carrying values.

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

Convertible Debt Securities and Investment in Equity Securities

In the third quarter of fiscal year 2024, the Company purchased $2.0 million principal amount of convertible notes issued by a private company. The Company accounted for the investment in these convertible notes at fair value with changes in fair value recognized in the Consolidated Statement of Operations. As of the conversion of these notes into preferred stock of the private company described below, the fair value of the convertible notes was $2.1 million.

During the first quarter of fiscal year 2025, the Company converted the convertible notes into 420,000 shares of preferred stock of the private company. The conversion did not result in the recognition of additional gain or loss on the convertible notes. The shares of preferred stock are equity securities and within the scope of ASC 321, Investments - Equity Securities. The Company elected the measurement alternative for its investment in the shares of preferred stock because the shares do not have a readily determinable fair value. As of  September 30, 2025, the carrying value of the investment in the shares of preferred stock was $2.1 million and is included in “Other assets” on the Consolidated Balance Sheets. The fair value determination is classified as Level 3 based on unobservable inputs which were based on the best information available in the circumstance, including transaction pricing, recent acquisition, and market participant assumptions. The unobservable inputs used in the determination of the fair value of assets classified as Level 3 have an inherent measurement uncertainty that if changed could result in higher or lower fair value measurements of the assets as of the reporting date.

Foreign Exchange Contracts & Net Investment Hedge

The Company's foreign exchange contract assets and liabilities, and its net investment hedge assets and liabilities are measured and reported at fair value using the market method valuation technique. The inputs to this technique utilize current foreign currency exchange forward market rates published by third-party leading financial news and data providers. These are observable data that represent the rates that the financial institution uses for contracts entered into at that date; however, they are not based on actual transactions, so they are classified as Level 2.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

In addition to assets and liabilities that are recorded at fair value on a recurring basis, impairment indicators  may subject goodwill and long-lived assets to fair value measurement on a nonrecurring basis. As described in Note 8, Goodwill and Intangible Assets, the Company concluded that there was no impairment to goodwill for its Sample Management Solutions and Multiomics reporting units during fiscal year 2025 and 2024. During the second quarter of fiscal year 2024, the Company discontinued its sample sourcing product offering (a product line within the Sample Management Solutions segment). As a result, the Company recorded a $4.7 million impairment of intangible assets related to the sample sourcing business within “Impairment of goodwill and intangible assets” in its Consolidated Statements of Operations during the fiscal year ended September 30, 2024.

16.    Income Taxes

The components of the income tax (benefit) expense from continuing operations for the fiscal years are as follows (in thousands):

	Year Ended September 30,
	2025	2024	2023
Current income tax expense (benefit)
Federal	$(45,468)	$227	$(45)
State	1,439	1,602	1,672
Foreign	12,265	11,150	8,549
Total current income tax expense	(31,764)	12,979	10,176
Deferred income tax expense (benefit):
Federal	291	(4,773)	(18,737)
State	59	1,318	(390)
Foreign	(187)	(4,283)	(3,014)
Total deferred income tax expense (benefit)	163	(7,738)	(22,141)
Income tax expense (benefit)	$(31,601)	$5,241	$(11,965)

The components of income (loss) from continuing operations before income taxes for the fiscal years are as follows (in thousands):

	Year Ended September 30,
	2025	2024	2023
Domestic	$(33,676)	$(39,648)	$(53,400)
Foreign	26,533	20,523	33,395
Loss from continuing operations before income taxes	$(7,143)	$(19,125)	$(20,005)

The differences between the income tax (benefit) expense on income (loss) from continuing operations and income taxes computed using the applicable U.S. statutory federal tax rates for the fiscal years ended September 30, 2025, 2024 and 2023 are as follows (in thousands):

	Year Ended September 30,
	2025	2024	2023
Income tax benefit computed at federal statutory rate	$(1,500)	$(3,945)	$(4,129)
State income taxes, net of federal benefit	(593)	(598)	(696)
Foreign income taxed at different rates	953	(3,521)	1,477
Worthless stock deduction	(45,600)	—	—
Impact of investments in subsidiaries	(23,348)	(22,583)	(6,059)
Change in deferred tax asset valuation allowance	36,475	31,793	(7)
Impact of change in uncertain tax positions	(398)	36	(1,321)
Global intangible low taxed income, net of foreign tax credits	4,914	3,767	310
Impact of tax rate changes	(928)	(46)	(1,391)
Compensation	1,353	1,413	1,484
Tax credits	(1,538)	(1,199)	(1,425)
Other non-deductible expenses and other taxes	(111)	1,461	1,069
Research and development expense deduction	(1,280)	(1,337)	(1,277)
Income tax (benefit) expense	$(31,601)	$5,241	$(11,965)

During fiscal year 2025, the Company recorded a $45.6 million tax benefit for a worthless stock deduction on an investment in a foreign subsidiary.  The tax benefit is recorded as a long-term tax receivable on the balance sheet as it is driven by a capital loss that will be carried back to the federal tax return for fiscal year 2022.

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

During the fiscal year 2025, the Company repatriated approximately $41.1 million of cash from its China subsidiary and authorized the future repatriation of $21.5 million. The Company recorded a net tax provision in the amount of $6.4 million related to the repatriation. There is no plan to repatriate earnings as of September 30, 2025 with the exception of the $21.5 million noted above.

The Company has not provided deferred income taxes on the outside basis differences of any other foreign subsidiary and maintains its general assertion of indefinite reinvestment regarding those subsidiaries and the remaining earnings of its China subsidiary as of September 30, 2025. The remaining foreign earnings total approximately $377.5 million as of  September 30, 2025 and are expected to be reinvested in foreign operations and acquisitions. The Company did not calculate estimated deferred tax liabilities on the remaining earnings because such calculations would not be practicable due to the complexity of its hypothetical calculation. The taxes on these earnings would primarily consist of foreign withholding taxes, taxes on foreign exchange gains and losses resulting from potential future distributions, and U.S. state income taxes. Substantially all of the unremitted earnings of the Company have been federally taxed in the United States based on the international tax regulations.

The global minimum tax of fifteen percent under the Organization for Economic Cooperation and Development’s (“OECD”) Pillar Two Global Anti-Base Erosion Rule is currently effective in certain jurisdictions in which we operate. The OECD continues to issue guidance on the framework and various countries continue to enact legislation with respect to their application of the framework. The Company has considered these rules in effect in the countries in which it operates and there is currently no impact to its financial statements.  The rules are being monitored closely in the United States and the Company expects to be below the revenue threshold.

On July 4, 2025, the “One Big Beautiful Bill Act” was signed into U.S. tax law, extending many international provisions of the 2017 Tax Cuts and Jobs Act and providing additional favorable incentives.  The Company will continue to monitor the financial impact of these changes. In the near term, the Company does not expect these changes to have an impact on the effective tax rate or cash flows. Many of the key incentives are not initially being elected by the Company.

The significant components of the net deferred tax assets and liabilities as of September 30, 2025 and 2024 are as follows (in thousands):

	September 30,
	2025	2024
Accruals and reserves not currently deductible	$9,137	$10,291
Federal, state and foreign tax credits	2,326	1,151
Other assets	2,894	1,213
Equity compensation	3,776	2,359
Loss carryforwards	86,724	44,356
Lease liabilities	14,789	16,283
Capitalized research and development	7,035	6,253
Deferred revenue	2,954	3,573
Net unrealized loss on hedging and investments	8,241	527
Deferred tax assets	137,876	86,006
Depreciation and intangible amortization	(37,019)	(43,756)
Right-of-use assets	(13,626)	(15,217)
Other liabilities	(904)	(605)
Outside basis differences in subsidiaries	(2,149)	—
Deferred tax liabilities	(53,698)	(59,578)
Valuation allowance	(102,021)	(44,222)
Net deferred tax liability	$(17,843)	$(17,794)

The deferred tax assets on the balance sheets for September 30, 2025 and 2024 also include $0.3 million and $0.6 million deferred tax charges related to the company’s intercompany profit elimination, respectively.

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

The Company maintains valuation allowances of $27.9 million against deferred tax assets in the United States as of September 30, 2025. The Company also maintains valuation allowances against net deferred tax assets in certain foreign jurisdictions totaling $74.1 million as of September 30, 2025.

As of September 30, 2025, the Company has tax-effected federal, state and foreign loss carry-forwards of approximately $4.4 million, $7.4 million and $74.9 million, respectively. The federal net operating losses carry forward indefinitely with the deductions limited to eighty percent of taxable income in any given year. The state net operating loss carry-forwards will begin to expire in 2033. Many of the foreign net operating loss carry-forwards have no limit in number of years, but some have deductions capped at a certain percent of taxable income.

The Company has performed studies to determine if there are any annual limitations on the federal net operating losses under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. As a result of these studies, the Company has determined that ownership changes occurred primarily in connection with acquired subsidiaries.  The benefits of the net operating losses that will expire before utilization have not been recorded as deferred tax assets in the Consolidated Balance Sheets.  Subsequent ownership changes may further affect the limitation in future years.

The Company maintains liabilities for unrecognized tax benefits. These liabilities involve judgment and estimation, and they are monitored based on the best information available. A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the fiscal years ended September 30, 2025, 2024 and 2023 is as follows (in thousands):

	Year Ended September 30,
	2025	2024	2023

Balance at beginning of period	$298	$1,679	$2,006
Additions from current year positions	2,500	—	—
Reductions from lapses in statutes of limitation	(298)	(1,381)	(327)
Balance at end of period	$2,500	$298	$1,679

The Company is subject to U.S. federal, state, local and foreign income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which it files.

In the normal course of business, the Company is subject to income tax audits in various global jurisdictions in which it operates. The years subject to examination vary for the United States and international jurisdictions, with the earliest tax year being 2019. Based on the outcome of these examinations or the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the Consolidated Balance Sheets. In fiscal year 2025, the Company recognized tax benefits of $0.3 million due to statute of limitations expirations.

17.    Net Loss per Share

The following table shows the computation of basic and diluted loss per share for the fiscal years ended September 30, 2025, 2024 and 2023 (in thousands, except per share data):

	Year Ended September 30,
	2025	2024	2023
Income (loss) from continuing operations	$24,458	$(24,366)	$(8,040)
Loss from discontinued operations, net of tax	(80,221)	(140,531)	(6,596)
Net loss	(55,763)	(164,897)	(14,636)

Weighted average common shares outstanding used in computing basic loss per share	45,743	53,175	66,253
Dilutive restricted stock units	153	—	—
Weighted average common shares outstanding used in computing diluted loss per share	45,896	53,175	66,253

Basic net loss per share:
Loss from continuing operations	$0.53	$(0.46)	$(0.12)
Loss from discontinued operations, net of tax	(1.75)	(2.64)	(0.10)
Basic net loss per share	$(1.22)	$(3.10)	$(0.22)

Diluted net loss per share:
Loss from continuing operations	$0.53	$(0.46)	$(0.12)
Loss from discontinued operations, net of tax	(1.75)	(2.64)	(0.10)
Diluted net loss per share	$(1.22)	$(3.10)	$(0.22)

For the fiscal year ended  September 30, 2025, unvested restricted stock units and shares issued by the Company under the employee stock purchase plan representing 158,856 shares were excluded from the computation of diluted income per share from continuing operations as their inclusion would have been antidilutive.

18.    Segment and Geographic Information

Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which discrete financial information is available and regularly reviewed by the CODM in deciding how to allocate resources and to assess performance. The Company’s operations are organized and managed by type of products and services and segment information is reported accordingly. The Company’s Chief Executive Officer is the Company’s CODM. There have been no operating segments aggregated to arrive at the Company’s reportable segments. Revenues for all operating segments include only transactions with unaffiliated customers and include no intersegment revenues. The accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

As of  November 12, 2024, the Company’s B Medical Systems business met the “held for sale” criteria and “discontinued operations” criteria in accordance with FASB ASC 205 and the results of the B Medical Systems business are included within discontinued operations. As a result, the Company’s continuing operations includes the following two operating and reportable segments:

●

Sample Management Solutions. The Sample Management Solutions business resources operate as a single business unit offering end-to-end sample management products and services, including: Sample Repository Services and Core Products (Automated Stores, Cryogenic Systems, Automated Sample Tube, Consumables and Instruments and Controlled Rate Thawing Devices).

●	Multiomics. The Multiomics business resources operate as a single business unit offering genomic and other sample analysis services, including gene sequencing, synthesis and related services.

Management considers adjusted operating income (loss) as the primary performance metric when evaluating each segment’s operations. The Company uses this measure because it helps management understand and evaluate the segments’ core operating results and facilitates comparison of performance for determining compensation.

The CODM uses segment revenues and segment adjusted operating income (loss) predominantly in the monthly and quarterly business review processes. During these processes, the CODM considers budget-to-actual variances to evaluate both internal (for example, changes in selling prices, strategic growth investments, productivity and business mix) and external (for example, inflation and foreign currency) events and conditions.

The following is the summary of the financial information for the Company’s reportable segments for the fiscal years ended September 30, 2025, 2024 and 2023 (in thousands):

	Year Ended September 30,
	2025	2024	2023
Revenue:
Sample Management Solutions	$324,590	$318,896	$303,190
Multiomics	269,231	254,552	248,296
Total revenue	$593,821	$573,448	$551,486

Adjusted operating income (loss):
Sample Management Solutions	$27,550	$11,106	$(2,293)
Multiomics	(11,937)	(7,733)	(13,337)
Segment adjusted operating income (loss)	15,613	3,373	(15,630)

Amortization of completed technology	7,965	8,066	7,847
Amortization of intangible assets other than completed technology	16,475	20,496	24,221
Transformation(1) and rebranding costs	10,405	9,879	(49)
Restructuring charges	5,171	6,766	4,577
Impairment of goodwill and intangible assets	—	4,658	—
Merger and acquisition costs and costs related to share repurchase(2)	2,403	4,874	8,962
Other miscellanous expenses	38	(82)	58
Total operating loss	(26,844)	(51,284)	(61,246)
Interest income, net	18,779	32,891	43,541
Other income (expense), net	922	(732)	(2,300)
Loss from continuing operations before income taxes	$(7,143)	$(19,125)	$(20,005)

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

Adjusted operating income (loss) excludes charges related to amortization of intangible assets, transformation costs, restructuring charges, goodwill and intangible asset impairment, merger and acquisition costs, costs related to share repurchase and governance-related matters, and other miscellaneous expenses.

The segment expenses regularly provided to the CODM are adjusted cost of revenues which primarily consist of costs of direct materials and direct labor, freight, warranty, depreciation expenses, and facilities costs and adjusted operating expenses which primarily consists of employee salaries and benefits for R&D, selling, marketing, and administrative personnel, commissions, advertising and promotional expenses, audit, legal and strategic consulting fees, depreciation expenses, facilities costs, insurance, and information systems costs. Centrally incurred costs are primarily allocated to segments using a percentage of budgeted segment revenue over total revenue.

Sample Management Solutions	Year Ended September 30,
	2025	2024	2023

Total revenue	$324,590	$318,896	$303,190
Less: Adjusted cost of revenue	163,345	173,173	169,106
Less: Adjusted operating expenses	133,695	134,617	136,377
Adjusted operating income (loss)	$27,550	$11,106	$(2,293)

Other Information
Depreciation Expense	$11,457	$10,708	$10,527

Multiomics	Year Ended September 30,
	2025	2024	2023

Total revenue	$269,231	$254,552	$248,296
Less: Adjusted cost of revenue	152,161	137,230	135,324
Less: Adjusted operating expenses	129,007	125,055	126,309
Adjusted operating income (loss)	$(11,937)	$(7,733)	$(13,337)

Other Information
Depreciation Expense	$15,249	$14,486	$14,208

The following is the summary of the asset information for the Company's reportable segments as of September 30, 2025 and 2024 (in thousands):

Assets:	September 30, 2025	September 30, 2024	September 30, 2023
Sample Management Solutions	$854,402	$849,418	$675,247
Multiomics	445,212	462,825	534,437
Total assets	$1,299,614	$1,312,243	$1,209,684

The following is a reconciliation of the segment assets to the corresponding amounts presented in the Consolidated Balance Sheets as of September 30, 2025 and 2024 (in thousands):

	September 30,	September 30,	September 30,
	2025	2024	2023
Segment assets	$1,299,614	$1,312,243	$1,209,684
Cash and cash equivalents, restricted cash, and marketable securities	546,201	490,707	1,104,827
Deferred tax assets	726	837	657
General corporate assets	54,500	23,632	28,024
Assets held for sale	158,541	272,846	542,153
Total assets	$2,059,582	$2,100,265	$2,885,345

Revenue from external customers is attributed to geographic areas based on locations in which the product is shipped. Net revenue by geographic area for the fiscal years ended September 30, 2025, 2024 and 2023 are as follows (in thousands):

	Year Ended September 30,
	2025	2024	2023
Geographic Location:
United States	$365,003	$365,054	$351,405
China	58,347	58,242	52,131
United Kingdom	35,388	27,204	26,660
Rest of Europe	107,370	95,154	87,186
Asia Pacific	23,280	21,320	25,630
Other	4,433	6,474	8,474
Total revenue	$593,821	$573,448	$551,486

Net long-lived assets, excluding goodwill and other intangible assets, by geographic area as of September 30, 2025 and 2024 is as follows (in thousands):

	September 30,
	2025	2024
United States	$116,681	$122,506
China	56,715	54,918
Europe	31,012	34,300
Asia Pacific	3,505	4,140
Other	89	164
Total long-lived assets, net	$208,002	$216,028

Significant Customers

There were no customers that accounted for more than 10% of the Company's consolidated revenue for fiscal years 2025, 2024, and 2023. As of September 30, 2025, 2024 and 2023 there were no customers that accounted for 10% or more of the Company’s accounts receivable balance.

19.    Commitments and Contingencies

Contingencies

The Company is subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. The Company cannot predict the ultimate outcome of such legal proceedings or, in certain instances, provide reasonable ranges of potential losses. The Company considers all claims on a quarterly basis and based on known facts assesses whether potential losses are considered reasonably possible, probable, and estimable. Based upon this assessment, the Company then evaluates disclosure requirements and whether to accrue for such claims in the consolidated financial statements. At  September 30, 2025 and as of the date of issuance of these consolidated financial statements, the Company believes that no new material provision for liability nor new disclosure is required related to any claims. In the event of unexpected subsequent developments and given the inherent unpredictability of these matters, there can be no assurance that the Company’s assessment of any claim will reflect the ultimate outcome, and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated financial position or results of operations in particular quarterly or annual periods.

Tariff Matter

With the assistance of a third-party consultant, during the first quarter of fiscal year 2021, the Company initiated a review of the value of transactions it used for intercompany imports into the United States from its GENEWIZ business. As a result of this review and an interpretation surrounding the valuation method used to calculate the estimated transaction value, the Company revised its estimate of the tariffs owed and paid $5.9 million to U.S. customs authorities in fiscal year 2022 related to transactions prior to  December 2021. In  July 2024, the Company paid approximately $2.5 million in tariffs as well as interest related to the imports from its GENEWIZ business into the United States during the period from  December 2021 to  July 2024. As of  September 30, 2025, the Company does not anticipate any penalties associated with this payment because its valuation methodology was accepted by U.S. customs authorities during previous voluntary disclosures. The Company expects that the U.S. customs authorities will issue the final audit results for these periods by the end of the third quarter of fiscal year 2026.

Purchase Commitments

At September 30, 2025, the Company had non-cancellable commitments of $38.2 million, comprised of purchase orders for inventory of $28.7 million, and other operating expense commitments of $9.5 million.

20.    Revision of Previously Issued Quarterly Information (Unaudited)

The following tables present selected unaudited Condensed Consolidated Statements of Operations, Statements of Comprehensive Income (Loss),Statements of Cash flows for each quarter of the periods indicated, as well as information about the impact of the revision adjustments discussed in Note 2, Summary of Significant Accounting Policies, on the previously reported amounts for those periods, and the Condensed Consolidated Balance Sheets for periods within fiscal 2025 (in thousands, except per share data):

	Three months ended	Three months ended	Three months ended	Three months ended
	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024
(unaudited)	As Revised	As Revised	As Revised	As Revised
Revenue
Products	$43,707	$38,772	$44,028	$47,210
Services	98,490	97,583	100,264	103,394
Total revenue	142,197	136,355	144,292	150,604

Cost of revenue
Products	26,499	24,185	26,481	28,281
Services	53,929	52,394	53,221	53,836
Total cost of revenue	80,428	76,579	79,702	82,117
Gross profit	61,769	59,776	64,590	68,487

Operating expenses
Research and development	7,987	8,410	7,588	7,539
Selling, general and administrative	67,857	67,960	62,407	64,734
Impairment of goodwill and intangible assets	-	4,658	-	-
Restructuring Charges	786	3,428	1,701	851
Total operating expenses	76,630	84,456	71,696	73,124
Operating loss	(14,861)	(24,680)	(7,106)	(4,637)
Other Income
Interest income, net	9,955	9,479	7,925	5,532
Other income (expense), net	518	(268)	(378)	(604)
(Loss) income from continuing operations before income taxes	(4,390)	(15,469)	443	291
Income tax expense	1,340	1,292	573	2,036
Loss from continuing operations	(5,730)	(16,761)	(130)	(1,745)
Loss from discontinued operations, net of tax	(8,532)	(120,681)	(6,424)	(4,894)
Net loss	$(14,262)	$(137,442)	$(6,554)	$(6,639)

Basic net loss per share:
Loss from continuing operations	$(0.10)	$(0.30)	$-	$(0.04)
Loss from discontinued operations, net of tax	(0.15)	(2.18)	(0.12)	(0.10)
Basic net loss per share	$(0.25)	$(2.48)	$(0.12)	$(0.14)

Diluted net loss per share:
Loss from continuing operations	$(0.10)	$(0.30)	$-	$(0.04)
Loss from discontinued operations, net of tax	(0.15)	(2.18)	(0.12)	(0.10)
Diluted net loss per share	$(0.25)	$(2.48)	$(0.12)	$(0.14)

Weighted average shares used in computing net income (loss) per share:
Basic	56,709	55,440	52,963	48,079
Diluted	56,709	55,440	52,963	48,079

	Three months ended	Three months ended	Three months ended	Three months ended
	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025
(unaudited)	As Revised	As Revised	As Revised
Revenue
Products	$43,827	$41,955	$39,387	$48,020
Services	103,609	101,383	104,468	111,172
Total revenue	147,436	143,338	143,855	159,192

Cost of revenue
Products	24,041	24,994	19,572	26,287
Services	54,576	55,561	57,879	60,631
Total cost of revenue	78,617	80,555	77,451	86,918
Gross profit	68,819	62,783	66,404	72,274

Operating expenses
Research and development	7,113	7,602	7,417	8,258
Selling, general and administrative	69,976	69,795	60,083	61,709
Restructuring Charges	431	3,580	754	406
Total operating expenses	77,520	80,977	68,254	70,373
Operating loss	(8,701)	(18,194)	(1,850)	1,901
Other Income
Interest income, net	4,298	4,489	4,973	5,019
Other income (expense), net	1,204	1,158	(820)	(620)
(Loss) income from continuing operations before income taxes	(3,199)	(12,547)	2,303	6,300
Income tax (benefit) expense	3,874	7,243	2,635	(45,353)
(Loss) income from continuing operations	(7,073)	(19,790)	(332)	51,653
Loss from discontinued operations, net of tax	(3,919)	(27,871)	(47,655)	(776)
Net loss	$(10,992)	$(47,661)	$(47,987)	$50,877

Basic net income (loss) per share:
(Loss) income from continuing operations	$(0.16)	$(0.43)	$(0.01)	$1.13
Loss from discontinued operations, net of tax	(0.09)	(0.61)	(1.04)	(0.02)
Basic net income (loss) per share	$(0.25)	$(1.04)	$(1.05)	$1.11

Diluted net income (loss) per share:
(Loss) income from continuing operations	$(0.16)	$(0.43)	$(0.01)	$1.12
Loss from discontinued operations, net of tax	(0.09)	(0.61)	(1.04)	(0.02)
Diluted net income (loss) per share	$(0.25)	$(1.04)	$(1.05)	$1.11

Weighted average shares used in computing net income (loss) per share:
Basic	45,626	45,732	45,780	45,833
Diluted	45,626	45,732	45,780	45,994

	Three months ended December 31, 2024			Three months ended December 31, 2023
(unaudited)	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Revenue
Products	$43,827	$-	$43,827	$43,707	$-	$43,707
Services	103,683	(74)	103,609	98,018	472	98,490
Total revenue	147,510	(74)	147,436	141,725	472	142,197
Cost of revenue
Products	25,334	(1,293)	24,041	26,783	(284)	26,499
Services	53,505	1,071	54,576	53,199	730	53,929
Total cost of revenue	78,839	(222)	78,617	79,982	446	80,428
Gross profit	68,671	148	68,819	61,743	26	61,769
Operating expenses
Research and development	6,380	733	7,113	7,313	674	7,987
Selling, general and administrative	73,213	(3,237)	69,976	69,889	(2,032)	67,857
Total operating expenses	80,024	(2,504)	77,520	77,988	(1,358)	76,630
Operating loss	(11,353)	2,652	(8,701)	(16,245)	1,384	(14,861)
Loss from continuing operations before income taxes	(5,852)	2,653	(3,199)	(5,772)	1,382	(4,390)
Income tax expense	3,569	305	3,874	1,420	(80)	1,340
Loss from continuing operations	(9,421)	2,348	(7,073)	(7,192)	1,462	(5,730)
Loss from discontinued operations, net of tax	(3,919)	-	(3,919)	(8,532)	-	(8,532)
Net loss	$(13,340)	$2,348	$(10,992)	$(15,724)	$1,462	$(14,262)

Basic net loss per share:
Loss from continuing operations	$(0.21)	$0.05	$(0.16)	$(0.13)	$0.03	$(0.10)
Loss from discontinued operations, net of tax	(0.09)	-	(0.09)	(0.15)	-	(0.15)
Basic net loss per share	$(0.30)	$0.05	$(0.25)	$(0.28)	$0.03	$(0.25)

Diluted net loss per share:
Loss from continuing operations	$(0.21)	$0.05	$(0.16)	$(0.13)	$0.03	$(0.10)
Loss from discontinued operations, net of tax	(0.09)	-	(0.09)	(0.15)	-	(0.15)
Diluted net loss per share	$(0.30)	$0.05	$(0.25)	$(0.28)	$0.03	$(0.25)

Weighted average shares used in computing net income (loss) per share:
Basic	45,626		45,626	56,709		56,709
Diluted	45,626		45,626	56,709		56,709

	Three months ended March 31, 2025			Three months ended March 31, 2024
(unaudited)	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Revenue
Products	$41,955	$-	$41,955	$38,772	$-	$38,772
Services	101,463	(80)	101,383	97,583	-	97,583
Total revenue	143,418	(80)	143,338	136,355	-	136,355

Cost of revenue
Products	23,159	1,835	24,994	24,015	170	24,185
Services	54,373	1,188	55,561	51,676	718	52,394
Total cost of revenue	77,532	3,023	80,555	75,691	888	76,579
Gross profit	65,886	(3,103)	62,783	60,664	(888)	59,776

Operating expenses
Research and development	6,869	733	7,602	7,733	677	8,410
Selling, general and administrative	71,588	(1,793)	69,795	69,058	(1,098)	67,960
Total operating expenses	82,037	(1,060)	80,977	84,877	(421)	84,456
Operating loss	(16,151)	(2,043)	(18,194)	(24,213)	(467)	(24,680)
Loss from continuing operations before income taxes	(10,505)	(2,042)	(12,547)	(15,002)	(467)	(15,469)
Income tax (benefit) expense	7,680	(437)	7,243	1,200	92	1,292
Loss from continuing operations	(18,185)	(1,605)	(19,790)	(16,202)	(559)	(16,761)
Loss from discontinued operations, net of tax	(22,271)	(5,600)	(27,871)	(120,678)	(3)	(120,681)
Net loss	$(40,456)	$(7,205)	$(47,661)	$(136,880)	$(562)	$(137,442)

Basic net loss per share:
Loss from continuing operations	$(0.40)	$(0.03)	$(0.43)	$(0.29)	$(0.01)	$(0.30)
Loss from discontinued operations, net of tax	(0.49)	(0.12)	(0.61)	(2.18)	-	(2.18)
Basic net loss per share	$(0.89)	$(0.15)	$(1.04)	$(2.47)	$(0.01)	$(2.48)

Diluted net loss per share:
Loss from continuing operations	$(0.40)	$(0.03)	$(0.43)	$(0.29)	$(0.01)	$(0.30)
Loss from discontinued operations, net of tax	(0.49)	(0.12)	(0.61)	(2.18)	-	(2.18)
Diluted net loss per share	$(0.89)	$(0.15)	$(1.04)	$(2.47)	$(0.01)	$(2.48)

Weighted average shares used in computing net income (loss) per share:
Basic	45,732		45,732	55,440		55,440
Diluted	45,732		45,732	55,440		55,440

	Six months ended March 31, 2025			Six months ended March 31, 2024
(unaudited)	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Revenue
Products	$85,782	$-	$85,782	$82,479	$-	$82,479
Services	205,146	(154)	204,992	195,601	472	196,073
Total revenue	290,928	(154)	290,774	278,080	472	278,552

Cost of revenue
Products	48,493	542	49,035	50,798	(114)	50,684
Services	107,878	2,259	110,137	104,875	1,448	106,323
Total cost of revenue	156,371	2,801	159,172	155,673	1,334	157,007
Gross profit	134,557	(2,955)	131,602	122,407	(862)	121,545

Operating expenses
Research and development	13,249	1,466	14,715	15,046	1,351	16,397
Selling, general and administrative	144,801	(5,030)	139,771	138,947	(3,130)	135,817
Total operating expenses	162,061	(3,564)	158,497	162,865	(1,779)	161,086
Operating loss	(27,504)	609	(26,895)	(40,458)	917	(39,541)
Loss from continuing operations before income taxes	(16,357)	611	(15,746)	(20,774)	915	(19,859)
Income tax (benefit) expense	11,249	(132)	11,117	2,620	12	2,632
Loss from continuing operations	(27,606)	743	(26,863)	(23,394)	903	(22,491)
Loss from discontinued operations, net of tax	(26,190)	(5,600)	(31,790)	(129,210)	(3)	(129,213)
Net loss	$(53,796)	$(4,857)	$(58,653)	$(152,604)	$900	$(151,704)

Basic net loss per share:
Loss from continuing operations	$(0.60)	$0.01	$(0.59)	$(0.42)	$0.02	$(0.40)
Loss from discontinued operations, net of tax	(0.57)	(0.13)	(0.70)	(2.30)	-	(2.30)
Basic net loss per share	$(1.17)	$(0.12)	$(1.29)	$(2.72)	$0.02	$(2.70)

Diluted net loss per share:
Loss from continuing operations	$(0.60)	$0.01	$(0.59)	$(0.42)	$0.02	$(0.40)
Loss from discontinued operations, net of tax	(0.57)	(0.13)	(0.70)	(2.30)	-	(2.30)
Diluted net loss per share	$(1.17)	$(0.12)	$(1.29)	$(2.72)	$0.02	$(2.70)

Weighted average shares used in computing net income (loss) per share:
Basic	45,658		45,658	56,078		56,078
Diluted	45,658		45,658	56,078		56,078

	Three months ended June 30, 2025			Three months ended June 30, 2024
(unaudited)	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Revenue
Products	$39,387	$-	$39,387	$44,028	$-	$44,028
Services	104,555	(87)	104,468	100,264	-	100,264
Total revenue	143,942	(87)	143,855	144,292	-	144,292

Cost of revenue
Products	19,592	(20)	19,572	26,306	175	26,481
Services	56,590	1,289	57,879	52,508	713	53,221
Total cost of revenue	76,182	1,269	77,451	78,814	888	79,702
Gross profit	67,760	(1,356)	66,404	65,478	(888)	64,590

Operating expenses
Research and development	6,685	732	7,417	6,911	677	7,588
Selling, general and administrative	61,035	(952)	60,083	63,972	(1,565)	62,407
Total operating expenses	68,474	(220)	68,254	72,584	(888)	71,696
Operating loss	(714)	(1,136)	(1,850)	(7,106)	-	(7,106)
Income from continuing operations before income taxes	3,438	(1,135)	2,303	443	-	443
Income tax expense	2,758	(123)	2,635	600	(27)	573
Income (loss) from continuing operations	680	(1,012)	(332)	(157)	27	(130)
Loss from discontinued operations, net of tax	(53,486)	5,831	(47,655)	(6,424)	-	(6,424)
Net loss	$(52,806)	$4,819	$(47,987)	$(6,581)	$27	$(6,554)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.01	$(0.02)	$(0.01)	$-	$-	$-
Loss from discontinued operations, net of tax	(1.17)	0.13	(1.04)	(0.12)	-	(0.12)
Basic net loss per share	$(1.16)	$0.11	$(1.05)	$(0.12)	$-	$(0.12)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.01	$(0.02)	$(0.01)	$-	$-	$-
Loss from discontinued operations, net of tax	(1.17)	0.13	(1.04)	(0.12)	-	(0.12)
Diluted net loss per share	$(1.16)	$0.11	$(1.05)	$(0.12)	$-	$(0.12)

Weighted average shares used in computing net income (loss) per share:
Basic	45,780		45,780	52,963		52,963
Diluted	45,823		45,780	52,963		52,963

	Nine months ended June 30, 2025			Nine months ended June 30, 2024
(unaudited)	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Revenue
Products	$125,169	$-	$125,169	$126,507	$-	$126,507
Services	309,701	(241)	309,460	295,865	472	296,337
Total revenue	434,870	(241)	434,629	422,372	472	422,844

Cost of revenue
Products	68,085	522	68,607	77,104	61	77,165
Services	164,468	3,548	168,016	157,383	2,161	159,544
Total cost of revenue	232,553	4,070	236,623	234,487	2,222	236,709
Gross profit	202,317	(4,311)	198,006	187,885	(1,750)	186,135

Operating expenses
Research and development	19,934	2,198	22,132	21,957	2,028	23,985
Selling, general and administrative	205,836	(5,982)	199,854	202,919	(4,695)	198,224
Total operating expenses	230,535	(3,784)	226,751	235,449	(2,667)	232,782
Operating loss	(28,218)	(527)	(28,745)	(47,564)	917	(46,647)
Loss from continuing operations before income taxes	(12,919)	(524)	(13,443)	(20,332)	916	(19,416)
Income tax (benefit) expense	14,007	(255)	13,752	3,220	(15)	3,205
Loss from continuing operations	(26,926)	(269)	(27,195)	(23,552)	931	(22,621)
Loss from discontinued operations, net of tax	(79,676)	231	(79,445)	(135,634)	(3)	(135,637)
Net loss	$(106,602)	$(38)	$(106,640)	$(159,186)	$928	$(158,258)

Basic net loss per share:
Loss from continuing operations	$(0.59)	$-	$(0.59)	$(0.43)	$0.02	$(0.41)
Loss from discontinued operations, net of tax	(1.74)	-	(1.74)	(2.47)	-	(2.47)
Basic net loss per share	$(2.33)	$-	$(2.33)	$(2.90)	$0.02	$(2.88)

Diluted net loss per share:
Loss from continuing operations	$(0.59)	$-	$(0.59)	$(0.43)	$0.02	$(0.41)
Loss from discontinued operations, net of tax	(1.74)	-	(1.74)	(2.47)	-	(2.47)
Diluted net loss per share	$(2.33)	$-	$(2.33)	$(2.90)	$0.02	$(2.88)

Weighted average shares used in computing net income (loss) per share:
Basic	45,712		45,712	54,914		54,914
Diluted	45,712		45,712	54,914		54,914

	Three months ended September 30, 2025			Three months ended September 30, 2024
(unaudited)	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Revenue
Products	$48,020	$-	$48,020	$47,210	$-	$47,210
Services	111,172	-	111,172	103,616	(222)	103,394
Total revenue	159,192	-	159,192	150,826	(222)	150,604

Cost of revenue
Products	26,287	-	26,287	28,120	161	28,281
Services	60,631	-	60,631	53,119	717	53,836
Total cost of revenue	86,918	-	86,918	81,239	878	82,117
Gross profit	72,274	-	72,274	69,587	(1,100)	68,487

Operating expenses
Research and development	8,258	-	8,258	6,864	675	7,539
Selling, general and administrative	61,709	-	61,709	64,869	(135)	64,734
Total operating expenses	70,373	-	70,373	72,584	540	73,124
Operating income (loss)	1,901	-	1,901	(2,997)	(1,640)	(4,637)
Income from continuing operations before income taxes	6,300	-	6,300	1,929	(1,638)	291
Income tax (benefit) expense	(45,353)	-	(45,353)	2,017	19	2,036
Income (loss) from continuing operations	51,653	-	51,653	(88)	(1,657)	(1,745)
Loss from discontinued operations, net of tax	(776)	-	(776)	(4,897)	3	(4,894)
Net loss	$50,877	$-	$50,877	$(4,985)	$(1,654)	$(6,639)

Basic net income (loss) per share:
Income (loss) from continuing operations	$1.13	$-	$1.13	$-	$(0.04)	$(0.04)
Loss from discontinued operations, net of tax	(0.02)	-	(0.02)	(0.10)	-	(0.10)
Basic net income (loss) per share:	$1.11	$-	$1.11	$(0.10)	$(0.04)	$(0.14)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$1.12	$-	$1.12	$-	$(0.04)	$(0.04)
Loss from discontinued operations, net of tax	(0.02)	-	(0.02)	(0.10)	-	(0.10)
Diluted net income (loss) per share	$1.11	$-	$1.11	$(0.10)	$(0.04)	$(0.14)

Weighted average shares used in computing net income (loss) per share:
Basic	45,833		45,833	48,079		48,079
Diluted	45,994		45,994	48,079		48,079

	Three months ended December 31, 2024
(unaudited)	As Reported	Adjustments	As Revised
Net loss	$(13,340)	$2,348	$(10,992)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(47,298)	(25)	(47,323)
Total other comprehensive income (loss), net of tax	(41,773)	(25)	(41,798)
Comprehensive income (loss)	$(55,113)	$2,323	$(52,790)

	Three months ended March 31, 2025
(unaudited)	As Reported	Adjustments	As Revised
Net loss	$(40,456)	$(7,205)	$(47,661)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	23,438	(38)	23,400
Total other comprehensive income (loss), net of tax	13,088	(38)	13,050
Comprehensive income (loss)	$(27,368)	$(7,243)	$(34,611)

	Six months ended March 31, 2025
(unaudited)	As Reported	Adjustments	As Revised
Net loss	$(53,796)	$(4,857)	$(58,653)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(23,860)	(63)	(23,923)
Total other comprehensive income (loss), net of tax	(28,685)	(63)	(28,748)
Comprehensive income (loss)	$(82,481)	$(4,920)	$(87,401)

	Three months ended June 30, 2025
(unaudited)	As Reported	Adjustments	As Revised
Net loss	$(52,806)	$4,819	$(47,987)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	57,321	(223)	57,098
Total other comprehensive income (loss), net of tax	22,514	(223)	22,291
Comprehensive income (loss)	$(30,292)	$4,596	$(25,696)

	Nine months ended June 30, 2025
(unaudited)	As Reported	Adjustments	As Revised
Net loss	$(106,602)	$(38)	$(106,640)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	33,462	(286)	33,176
Total other comprehensive income (loss), net of tax	(6,171)	(286)	(6,457)
Comprehensive income (loss)	$(112,773)	$(324)	$(113,097)

	Three months ended December 31, 2024			Three months ended December 31, 2023
(unaudited)	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Cash flows from operating activities
Net loss	$(13,340)	$2,348	$(10,992)	$(15,724)	$1,462	$(14,262)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	457	200	657	(7,317)	(79)	(7,396)
Changes in operating assets and liabilities:
Accounts receivable	4,850	-	4,850	2,830	(471)	2,359
Inventories	(4,646)	(2,976)	(7,622)	4,929	(444)	4,485
Accrued compensation and tax withholdings	650	(1,287)	(637)	(979)	-	(979)
Other assets and liabilities	11,056	886	11,942	3,910	(604)	3,306
Net cash provided by operating activities	30,628	(830)	29,798	13,756	(136)	13,617

Cash flows from investing activities
Purchases of property, plant, and equipment	(8,580)	830	(7,750)	(11,291)	-	(11,291)
Net cash provided by investing activities	76,256	830	77,086	99,025	-	99,025

Effects of exchange rate changes on cash, cash equivalents and restricted cash	$(8,311)	$-	$(8,311)	$24,548	$139	$24,687

	Six months ended March 31, 2025			Six months ended March 31, 2024
(unaudited)	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Cash flows from operating activities
Net loss	$(53,796)	$(4,857)	$(58,653)	$(152,604)	$900	$(151,704)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on assets held for sale	24,187	7,661	31,848	-	-	-
Deferred income taxes	(1,885)	(2,298)	(4,183)	(9,456)	13	(9,443)
Changes in operating assets and liabilities:
Accounts receivable	6,713	-	6,713	2,922	(471)	2,451
Inventories	(6,030)	250	(5,780)	8,238	(444)	7,794
Accounts Payable	1,864	117	1,981	936	-	936
Accrued compensation and tax withholdings	(2,379)	423	(1,956)	(7,831)	-	(7,831)
Other assets and liabilities	12,752	(1,295)	11,457	1,379	(73)	1,306
Net cash provided by operating activities	$44,201	$-	$44,201	$22,371	$(75)	$22,296

Effects of exchange rate changes on cash, cash equivalents and restricted cash	$(4,459)	$-	$(4,459)	$16,255	$75	$16,330

	Nine months ended June 30, 2025			Nine months ended June 30, 2024
(unaudited)	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Cash flows from operating activities
Net loss	$(106,602)	$(38)	$(106,640)	$(159,186)	$928	$(158,258)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on assets held for sale	93,025	(319)	92,706	-	-	-
Stock-based compensation	15,887	829	16,716	12,622	-	12,622
Deferred income taxes	(20,025)	(360)	(20,385)	(12,478)	(14)	(12,492)
Changes in operating assets and liabilities:
Accounts receivable	38,799	-	38,799	(10,923)	(471)	(11,394)
Inventories	(10,069)	71	(9,998)	14,107	(444)	13,663
Accounts Payable	(702)	337	(365)	2,831	-	2,831
Accrued compensation and tax withholdings	3,010	594	3,604	(2,825)	-	(2,825)
Other assets and liabilities	(535)	(1,116)	(1,651)	383	(80)	303
Net cash provided by operating activities	$70,011	$-	$70,011	$32,151	$(82)	$32,069

Effects of exchange rate changes on cash, cash equivalents and restricted cash	$4,510	$-	$4,510	$15,596	$82	$15,678

The effect on the Condensed Consolidated Balance Sheet as of each affected period end is as follows (in thousands):

	As of December 31, 2024
(unaudited)	As Reported	Adjustments	As Revised
Assets
Current assets
Accounts receivable, net of allowance for expected credit losses	$155,038	(2,779)	$152,259
Inventories	81,006	(6,036)	74,970
Prepaid Expenses and other current assets	72,140	(289)	71,851
Current assets held for sale	72,573	10,665	83,238
Total current assets	846,282	1,561	847,843
Total assets	$2,041,210	$1,561	$2,042,771

Liabilities and stockholders' equity
Current liabilities
Accrued compensation and benefits	28,405	136	28,541
Accrued income taxes payable	6,931	(79)	6,852
Total current liabilities	202,467	57	202,524
Long-term deferred tax liabilities	18,668	301	18,969
Total liabilities	322,244	358	322,602

Stockholders' equity
Accumulated other comprehensive loss	(55,237)	(25)	(55,262)
Retained earnings	1,463,499	1,228	1,464,727
Total stockholders' equity	1,718,966	1,203	1,720,169
Total liabilities and stockholders' equity	$2,041,210	$1,561	$2,042,771

	As of March 31, 2025
(unaudited)	As Reported	Adjustments	As Revised
Assets
Current assets
Accounts receivable, net of allowance for expected credit losses	$149,490	(2,620)	$146,870
Inventories	83,321	(8,171)	75,150
Prepaid Expenses and other current assets	67,590	(376)	67,214
Current assets held for sale	79,754	10,942	90,696
Total current assets	710,596	(225)	710,371
Other assets	7,125	(25)	7,100
Noncurrent assets held for sale	140,963	(7,660)	133,303
Total assets	$2,041,925	$(7,910)	$2,034,015

Liabilities and stockholders' equity
Current liabilities
Accounts payable	39,155	117	39,272
Accrued compensation and benefits	26,039	297	26,336
Accrued income taxes payable	10,321	(78)	10,243
Total current liabilities	220,713	336	221,049
Long-term deferred tax liabilities	22,458	(144)	22,314
Noncurrent liabilities held for sale	33,087	(2,061)	31,026
Total liabilities	340,433	(1,869)	338,564

Stockholders' equity
Accumulated other comprehensive loss	(42,149)	(63)	(42,212)
Retained earnings	1,423,043	(5,978)	1,417,065
Total stockholders' equity	1,701,492	(6,041)	1,695,451
Total liabilities and stockholders' equity	$2,041,925	$(7,910)	$2,034,015

	As of June 30, 2025
(unaudited)	As Reported	Adjustments	As Revised
Assets
Current assets
Inventories	$80,506	341	$80,847
Prepaid expenses and other current assets	75,243	(476)	74,767
Total current assets	678,478	(135)	678,343
Total assets	$2,019,135	$(135)	$2,019,000

Liabilities and stockholders' equity
Current liabilities
Accounts payable	37,984	337	38,321
Accrued compensation and benefits	31,540	478	32,018
Accrued income taxes payable	8,847	(76)	8,771
Total current liabilities	245,435	739	246,174
Long-term deferred tax liabilities	20,583	(261)	20,322
Total liabilities	345,501	478	345,979

Stockholders' equity
Additional paid-in capital	523,395	829	524,224
Accumulated other comprehensive income	(19,635)	(286)	(19,921)
Retained earnings	1,370,237	(1,156)	1,369,081
Total stockholders' equity	1,673,634	(613)	1,673,021
Total liabilities and stockholders' equity	$2,019,135	$(135)	$2,019,000

The impact of the revisions on the Condensed Consolidated Statements of Stockholders' Equity was solely within net (loss) income for errors impacting accumulated deficit and within cumulative translation adjustments for comprehensive income (loss) as presented above.

Item 9.    Changes in and Disagreements with Accountants on Financial Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025, the end of the period covered by this Annual Report on Form 10-K due to the material weaknesses described below. Notwithstanding the material weaknesses and based on additional analyses and other procedures management performed, our Chief Executive Officer and our Chief Financial Officer have concluded that the consolidated financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of our Chief Executive and Chief Financial Officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2025. In making this assessment, we used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, management concluded that, as of September 30, 2025, our internal control over financial reporting was not effective due to the material weaknesses described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified as of September 30, 2025:

●

As initially disclosed in our Annual Report on Form 10-K for the year ended September 30, 2024, we did not design and maintain effective controls related to the review of the cash flow statement. This material weakness resulted in immaterial misstatements in our Consolidated Statements of Cash Flows for the Q2 and Q3 interim periods during fiscal year 2023, the year ended September 30, 2023, the Q1, Q2, and Q3 interim periods during fiscal year 2024, the Q1 interim period during fiscal year 2025, and in our supplemental cash flow disclosures for the year ended September 30, 2022, each interim and annual period during fiscal year 2023 and the Q1, Q2 and Q3 interim periods during fiscal year 2024.

●

As initially disclosed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2025, we did not design and maintain effective controls related to the preparation and review of account reconciliations. This material weakness resulted in immaterial misstatements in our condensed consolidated financial statements for the Q1, Q2, and Q3 interim periods during fiscal year 2025, and consolidated financial statements as of and for the year ended September 30, 2025.

●

We did not design and maintain effective controls over the classification of certain costs in the Consolidated Statement of Operations. We identified this material weakness during the quarter ended September 30, 2025 in connection with the preparation of our fiscal 2025 financial statements. This material weakness resulted in misstatements in the classification of certain costs between cost of revenue and selling, general and administrative and research and development costs that resulted in the revision of the annual financial statements for the year ended September 30, 2023, the Q1, Q2, and Q3 interim periods and the annual financial statements for the year ended September 30, 2024, and the Q1, Q2, and Q3 interim periods during the year ended September 30, 2025.

Additionally, these material weaknesses could result in misstatements of substantially all account balances and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected on a timely basis.

The effectiveness of our internal control over financial reporting as of September 30, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Remediation Plans

Statements of Cash Flows – During fiscal 2025, management has continued to take steps to remediate the material weakness, including implementing a new cash flow reporting tool which automates the calculation of the effect of exchange rate changes on cash and cash equivalents.  In addition, we implemented and documented new processes and controls over the review of the consolidated statement of cash flows.  While the new and enhanced controls have been designed and implemented and we monitored and evaluated their effectiveness during the fourth quarter of fiscal 2025, they have not operated for a sufficient period as of September 30, 2025 to assert the material weakness has been remediated.

Account Reconciliations – Since the identification of the material weakness in the fiscal second quarter of 2025, including during the fourth quarter of fiscal 2025, we have started taking the necessary steps to work towards remediating the material weakness. Specifically, we are designing and enhancing the controls and precision level over balance sheet reconciliations, drafting a new policy, and working with outside consultants to assist in certain aspects of the remediation plan. We will continue to take the necessary steps to address this material weakness.

Expense Classification – Management is in the process of designing and implementing the remediation plan to address the material weakness.

These material weaknesses will not be considered remediated until we have completed the design and implementation of the applicable controls and they operate for a sufficient period for management to conclude, through testing, that such controls are operating effectively.

We are committed to continuing to improve our internal control over financial reporting, and as we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above.

Changes in Internal Control Over Financial Reporting

The Q4 remediation activities described above are changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal fourth quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2025, no director nor officer of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is contained in our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed by us within 120 days after the close of our fiscal year, or the 2025 Proxy Statement, under the captions “Proposal No. 1 Election of Directors,” “Other Matters-Delinquent Section 16(a) Reports,” if applicable, “Other Matters-Standards of Conduct,” “Other Matters-Stockholder Proposals and Recommendations for Director” and “Corporate Governance” and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this Item 11 is contained under the captions “Corporate Governance,” “Compensation of Directors” and “Executive Officers” in the 2025 Proxy Statement to be filed by us within 120 days after the close of our fiscal year and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2025 Proxy Statement to be filed by us within 120 days after the close of our fiscal year and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is contained under the captions “Related Party Transactions,” “Corporate Governance” and “Compensation of Directors” in the 2025 Proxy Statement to be filed by us within 120 days after the close of our fiscal year and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this Item 14 is contained under the caption “Independent Auditor Fees and Other Matters” in the 2025 Proxy Statement to be filed by us within 120 days after the close of our fiscal year and is incorporated herein by reference.

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

4.02	Description of Securities (incorporated herein by reference to Exhibit 4.02 of the Company’s Annual Report on Form 10-K, filed on November 26, 2024).

10.01**	Form of Indemnification Agreement for directors and officers of the Company (incorporated herein by reference to Exhibit 10.02 of the Company’s Annual Report on Form 10-K, filed on November 17, 2017).

10.02**	Employment Agreement, dated September 3, 2024, by and between the Company and John Marotta (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 4, 2024)

10.03**	Offer Letter, dated November 11, 2024, between Azenta, Inc. and Lawrence Lin (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 12, 2024).

10.04**	Transition and Severance Agreement and Release dated November 12, 2024 between Azenta, Inc. and Herman Cueto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 12, 2024).

10.05**	Severance Agreement and Release, dated April 9, 2025, between Azenta, Inc. and David Wang (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 9, 2025).

10.06**	Severance Agreement and Release, dated May 15, 2025, between Azenta, Inc. and Jason W. Joseph (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 16, 2025).

10.07**	Form of Non-Competition Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2015).

10.08**	Form of Change in Control Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 9, 2015).

10.09**	2017 Employee Stock Purchase Plan (incorporated herein by reference to 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2017).

10.10**	2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 5, 2015).

10.11**

Form of Restricted Stock Unit Award Notice under the 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10‑K, filed on November 17, 2017).

10.12**	Form of Performance Stock Unit Award Notice under the 2020 Equity Incentive Plan, as amended.

10.13**

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

10.15**	Azenta, Inc. Amended and Restated Deferred Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K, filed on November 17, 2017).

19	Azenta, Inc. Insider Trading and Confidentiality of Insider Information Policy

21.01	Subsidiaries of the Company

23.01	Consent of PricewaterhouseCoopers LLP

31.01	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following material from the Company’s Annual Report on Form 10‑K, for the year ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Stockholders’ Equity; and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded in the iXBRL document.

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

Date: December 4, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ John Marotta	Director, President and Chief Executive Officer	December 4, 2025
John Marotta	(Principal Executive Officer)

/S/ Lawrence Lin	Executive Vice President and	December 4, 2025
Lawrence Lin	Chief Financial Officer
(Principal Financial and Accounting Officer)

/S/ Frank E. Casal	Director	December 4, 2025
Frank E. Casal

/S/ Robyn C. Davis	Director	December 4, 2025
Robyn C. Davis

/S/ Dipal Doshi	Director	December 4, 2025
Dipal Doshi

/S/ Erica J. McLaughlin	Director	December 4, 2025
Erica J. McLaughlin

/S/ Tina S. Nova	Director	December 4, 2025
Tina S. Nova

/S/ Martin D. Madaus	Director	December 4, 2025
Martin D. Madaus

/S/ William L. Cornog	Director	December 4, 2025
William L. Cornog

Signature	Title	Date

/S/ Quentin Koffey	Director	December 4, 2025
Quentin Koffey

/S/ Alan J. Malus	Director	December 4, 2025
Alan J. Malus