Form 10-Q
period 2025-12-31
Azenta, Inc.
filed 2026-02-05
CIK 933974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2025

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

As of February 2, 2026, 46,061,529 shares of common stock, $0.01 par value, were outstanding.

AZENTA, INC.

PAGE NUMBER
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	4
Condensed Consolidated Balance Sheets as of December 31, 2025 and September 30, 2025 (unaudited)	4

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements may be identified by words such as “expect,” “estimate,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “likely,” or similar terms or variations. Examples of forward-looking statements include, but are not limited to, statements regarding our future revenue, margins, costs, operating expenses, tax expenses, capital expenditures, earnings, profitability, product development, demand, acceptance and market share, competitiveness, market opportunities and performance, levels of research and development, the success of our marketing, sales and service efforts, outsourced activities, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customers’ success, our management’s plans and objectives for our current and future operations and business focus, litigation, our ability to retain, hire and integrate skilled personnel, our ability to identify and address increased cybersecurity risks, the anticipated growth prospects of our business, the expected benefits and other statements relating to our divestitures, including the sale of the B Medical Systems business, and acquisitions (including timing), the adequacy, effectiveness and success of cost saving plans and our business transformation initiatives, our ability to continue to identify acquisition targets and successfully acquire and integrate desirable products and services and realize expected revenues and revenue synergies, our adoption of newly issued accounting guidance, the levels of customer spending, our dependence on key suppliers or vendors to obtain services for our business on acceptable terms (including the impact of supply chain disruptions), general economic conditions, the impact of inflation and tariffs, and the sufficiency of financial resources to support future operations and the remediation of material weaknesses in our internal control over financial reporting. These forward-looking statements are based on current expectations and involve risks, uncertainties, and other factors that may cause actual results, performance, or achievements to differ materially from those expressed or implied. Such factors include those set forth in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2025, or the 2025 Annual Report on Form 10-K, and in our other filings with the Securities and Exchange Commission, or SEC, such as our quarterly reports on Form 10-Q and current reports on Form 8-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “the Company,” and similar terms refer to Azenta, Inc. and its consolidated subsidiaries.

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

INDUSTRY AND OTHER DATA

Unless otherwise indicated, information contained in this Quarterly Report on Form 10-Q concerning our industry and the markets in which we operate, including our general expectations, market position and market opportunity, is based on management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. We believe the information from these third-party publications, research, surveys and studies included in this Quarterly Report on Form 10-Q is reliable. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the 2025 Annual Report on Form 10-K and those described in this Quarterly Report on Form 10-Q under “Information Related to Forward-Looking Statements” above and Part II, Item 1A “Risk Factors” below, as updated and/or supplemented in subsequent filings with the SEC. These and other factors could cause our future performance to differ materially from our assumptions and estimates.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AZENTA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	December 31,	September 30,
	2025	2025

Assets
Current assets
Cash and cash equivalents	$336,631	$279,783
Short-term marketable securities	73,025	61,137
Accounts receivable, net of allowance for expected credit losses ($4,053 and $4,649, respectively)	142,269	142,181
Inventories	82,458	74,956
Short-term restricted cash	2,393	2,359
Refundable income taxes	7,888	9,728
Prepaid expenses and other current assets	60,549	64,660
Current assets held for sale	74,689	73,535
Total current assets	779,902	708,339
Property, plant and equipment, net	152,032	153,954
Long-term marketable securities	155,914	201,585
Long-term deferred tax assets	527	726
Operating lease right-of-use assets	57,752	54,048
Goodwill	702,559	702,395
Intangible assets, net	96,604	101,814
Long term income taxes receivable	45,600	45,600
Other assets	7,743	6,115
Noncurrent assets held for sale	75,802	85,006
Total assets	$2,074,435	$2,059,582
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$38,767	$37,722
Deferred revenue	32,861	31,569
Derivative liability	33,304	33,420
Accrued warranty and retrofit costs	4,315	4,713
Accrued compensation and benefits	30,440	35,799
Accrued customer deposits	36,885	26,499
Accrued income taxes payable	11,864	9,416
Accrued expenses and other current liabilities	44,007	30,268
Current liabilities held for sale	34,770	28,268
Total current liabilities	267,213	237,674
Long-term deferred tax liabilities	15,248	18,245
Long-term operating lease liabilities	54,462	51,244
Other long-term liabilities	11,475	11,142
Noncurrent liabilities held for sale	11,205	14,291
Total liabilities	359,603	332,596

Stockholders' equity
Preferred stock, $0.01 par value - 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value - 125,000,000 shares authorized, 59,479,828 shares issued and 46,017,959 shares outstanding at December 31, 2025; 59,320,848 shares issued and 45,858,979 shares outstanding at September 30, 2025	595	594
Additional paid-in capital	531,245	529,605
Accumulated other comprehensive loss	(20,576)	(22,213)
Treasury stock, at cost - 13,461,869 shares at December 31, 2025 and September 30, 2025	(200,956)	(200,956)
Retained earnings	1,404,524	1,419,956
Total stockholders' equity	1,714,832	1,726,986
Total liabilities and stockholders' equity	$2,074,435	$2,059,582

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended
	December 31,
	2025	2024
Revenue
Products	$41,084	$43,827
Services	107,558	103,609
Total revenue	148,642	147,436
Cost of revenue
Products	24,749	24,041
Services	60,187	54,576
Total cost of revenue	84,936	78,617
Gross profit	63,706	68,819
Operating expenses
Research and development	9,189	7,113
Selling, general and administrative	60,611	69,976
Restructuring charges	1,143	431
Total operating expenses	70,943	77,520
Operating loss	(7,237)	(8,701)
Other income
Interest income, net	5,098	4,298
Other income, net	79	1,204
Loss from continuing operations before income taxes	(2,060)	(3,199)
Income tax expense	3,130	3,874
Loss from continuing operations	(5,190)	(7,073)
Loss from discontinued operations, net of tax	(10,242)	(3,919)
Net loss	$(15,432)	$(10,992)
Basic net loss per share:
Loss from continuing operations	$(0.11)	$(0.16)
Loss from discontinued operations, net of tax	$(0.22)	$(0.09)
Basic net loss per share	$(0.34)	$(0.25)
Diluted net loss per share:
Loss from continuing operations	$(0.11)	$(0.16)
Loss from discontinued operations, net of tax	$(0.22)	$(0.09)
Diluted net loss per share	$(0.34)	$(0.25)
Weighted average shares used in computing net loss per share:
Basic	45,929	45,626
Diluted	45,929	45,626

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(In thousands)

	Three Months Ended
	December 31,
	2025	2024
Net loss	$(15,432)	$(10,992)
Other comprehensive income (loss), net of tax
Net investment hedge currency translation adjustment, net of tax effects of $0 and $0 for the three months ended December 31, 2025 and 2024, respectively	116	5,412
Foreign currency translation adjustments	1,586	(47,323)
Changes in unrealized losses on marketable securities, net of tax effects of $0 and $0 for the three months ended December 31, 2025 and 2024, respectively	(13)	163
Actuarial loss on pension plans, net of tax effects of $14 and $17 during the three months ended December 31, 2025 and 2024, respectively	(52)	(50)
Total other comprehensive income (loss), net of tax	1,637	(41,798)
Comprehensive loss	$(13,795)	$(52,790)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(15,432)	$(10,992)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,648	18,100
Loss on assets held for sale	9,696	—
Inventory write-downs and other asset write-offs	(305)	1,470
Stock-based compensation	4,058	5,112
Amortization and accretion on marketable securities	(374)	(541)
Deferred income taxes	(5,788)	657
Loss on disposals of property, plant and equipment	(42)	(8)
Changes in operating assets and liabilities:
Accounts receivable	723	4,850
Inventories	(9,729)	(7,622)
Accounts payable	4,572	(2,602)
Deferred revenue	3,195	10,462
Accrued warranty and retrofit costs	(248)	173
Accrued compensation and tax withholdings	(5,158)	(637)
Accrued restructuring costs	249	(566)
Other assets and liabilities	21,782	11,942
Net cash provided by operating activities	20,847	29,798
Cash flows from investing activities
Purchases of property, plant and equipment	(6,192)	(7,750)
Purchases of marketable securities	(108,692)	(40,754)
Sales and maturities of marketable securities	142,656	125,590
Deposit received for the sale of B Medical Systems business	9,000	—
Net cash provided by investing activities	36,772	77,086
Cash flows from financing activities
Payments of finance leases	(214)	(215)
Withholding tax payments on net share settlements on equity awards	(2,418)	—
Excise tax payment for settled share repurchases	—	(4,911)
Net cash used in financing activities	(2,632)	(5,126)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	314	(8,311)
Net increase in cash, cash equivalents and restricted cash	55,301	93,447
Cash, cash equivalents and restricted cash, beginning of period	296,685	320,990
Cash, cash equivalents and restricted cash, end of period	$351,986	$414,437
Supplemental disclosures:
Cash paid / (received) for income taxes, net	2,098	(6,148)
Purchases of property, plant and equipment included in accounts payable and accrued expenses	5,703	3,249
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets

	December 31,	September 30,
	2025	2025
Cash and cash equivalents of continuing operations	$336,631	$279,783
Cash included in current assets held for sale	10,000	13,206
Short-term restricted cash	2,393	2,359
Long-term restricted cash included in other assets	2,962	1,337
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$351,986	$296,685

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(In thousands, except share data)

		Common		Accumulated
	Common	Stock at	Additional	Other
	Stock	Par	Paid-In	Comprehensive	Retained	Treasury	Total
	Shares	Value	Capital	Income (Loss)	Earnings	Stock	Equity

Balance September 30, 2025	59,320,848	$594	$529,605	$(22,213)	$1,419,956	$(200,956)	$1,726,986
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	158,980	1	(2,418)	—	—	—	(2,417)
Stock-based compensation	—	—	4,058	—	—	—	4,058
Net loss	—	—	—	—	(15,432)	—	(15,432)
Net investment hedge currency translation adjustment, net of tax	—	—	—	116	—	—	116
Foreign currency translation adjustments	—	—	—	1,586	—	—	1,586
Changes in unrealized losses on marketable securities, net of tax	—	—	—	(13)	—	—	(13)
Actuarial loss on pension plans, net of tax	—	—	—	(52)	—	—	(52)
Balance December 31, 2025	59,479,828	$595	$531,245	$(20,576)	$1,404,524	$(200,956)	$1,714,832

Balance September 30, 2024	59,031,953	$590	$505,958	$(13,464)	$1,475,719	$(200,956)	$1,767,847
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	121,804	2	(2)	—	—	—	—
Stock-based compensation	—	—	5,112	—	—	—	5,112
Net loss	—	—	—	—	(10,992)	—	(10,992)
Net investment hedge currency translation adjustment, net of tax	—	—	—	5,412	—	—	5,412
Foreign currency translation adjustments	—	—	—	(47,323)	—	—	(47,323)
Changes in unrealized losses on marketable securities, net of tax	—	—	—	163	—	—	163
Actuarial loss on pension plans, net of tax	—	—	—	(50)	—	—	(50)
Balance December 31, 2024	59,153,757	$592	$511,068	$(55,262)	$1,464,727	$(200,956)	$1,720,169

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

On December 23, 2025, the Company, through a wholly-owned subsidiary, entered into a definitive Sale and Purchase Agreement (“Share Purchase Agreement”) with Thelema S.À R.L. (“Thelema”) for the sale of B Medical Systems business. In accordance with the Share Purchase Agreement, Thelema is acquiring the B Medical System business for $63.0 million. Thelema has deposited $9.0 million with the Company and is expected to pay the remaining $54.0 million on or before March 31, 2026, at which time the sale will be complete.

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

Also included in discontinued operations is a loss contingency related to the Company's sale of the semiconductor cryogenics business to Edwards Vacuum LLC (a member of the Atlas Copco Group) in July 2019. The Company accrued a liability for the loss contingency and had an accrued liability of $2.1 million as of December 31, 2025.

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

The accompanying year-end balance sheet as of September 30, 2025 was derived from audited, consolidated financial statements but does not include all disclosures required by GAAP. The unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as the audited, consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented.

Certain information and disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended  September 30, 2025 as filed with the U.S. Securities and Exchange Commission (“SEC”) on December 4, 2025 (the “2025 Annual Report on Form 10-K”).

Revisions to Previously Issued Financial Statements

As previously disclosed in the 2025 Annual Report on Form 10-K, in connection with the preparation of its fiscal year 2025 consolidated financial statements, the Company identified errors in its consolidated financial statements for the years ended  September 30, 2024 and 2023, as well as for interim periods within those years and the first three quarters and year-to-date periods within fiscal year 2025. Specifically, the Company's historical classification of certain operating expenses was misclassified between cost of revenue and operating expenses in its Consolidated Statement of Operations. The Company revised the previously issued financial statements for those periods to correct this error. Additionally, the Company corrected other previously identified immaterial misstatements, including (i) an understatement of the loss from discontinued operations for the interim period ended  March 31, 2025, (ii) the effects of exchange rate changes on the Company’s foreign denominated restricted cash for periods within fiscal 2024, and (iii) certain other immaterial prior period errors. Information regarding the impact of the revision to the Company's previously issued Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Statements of Cash flows and Condensed Consolidated Balance Sheets for periods within fiscal 2025 is included in Note 20, Revision of Previously Issued Unaudited Quarterly Information, in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2025 Annual Report on Form 10-K. The applicable accompanying notes to the Condensed Consolidated Financial Statements have also been revised for the impact of these adjustments.

The Company assessed the effect of the errors on prior periods under the guidance of SEC Staff Accounting Bulletin No. 99, “Materiality,” codified in ASC 250, Accounting Changes and Error Corrections (“ASC 250”). Based on its assessment, the Company determined that the errors were not material to any previously issued financial statements.

The following table summarizes the impact of the revisions in the Condensed Consolidated Statement of Operations for the interim period ended  December 31, 2024 (in thousands, except per share data):

	Three months ended December 31, 2024
(unaudited)	As Previously Reported	Adjustments	As Revised
Revenue
Services	$103,683	$(74)	$103,609
Total revenue	147,510	(74)	147,436
Cost of revenue
Products	25,334	(1,293)	24,041
Services	53,505	1,071	54,576
Total cost of revenue	78,839	(222)	78,617
Gross profit	68,671	148	68,819
Operating expenses
Research and development	6,380	733	7,113
Selling, general and administrative	73,213	(3,237)	69,976
Total operating expenses	80,024	(2,504)	77,520
Operating loss	(11,353)	2,652	(8,701)
Loss from continuing operations before income taxes	(5,852)	2,653	(3,199)
Income tax expense	3,569	305	3,874
Loss from continuing operations	(9,421)	2,348	(7,073)
Net loss	$(13,340)	$2,348	$(10,992)

Basic net loss per share:
Loss from continuing operations	$(0.21)	$0.05	$(0.16)
Basic net loss per share	$(0.30)	$0.05	$(0.25)

Diluted net loss per share:
Loss from continuing operations	$(0.21)	$0.05	$(0.16)
Diluted net loss per share	$(0.30)	$0.05	$(0.25)

Weighted average shares used in computing net income (loss) per share:
Basic	45,626		45,626
Diluted	45,626		45,626

The following table summarizes the impact of the revisions in the Condensed Consolidated Statement of Comprehensive Income (Loss) for the interim period ended  December 31, 2024 (in thousands):

	Three months ended December 31, 2024
(unaudited)	As Previously Reported	Adjustments	As Revised
Net loss	$(13,340)	$2,348	$(10,992)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(47,298)	(25)	(47,323)
Total other comprehensive income (loss), net of tax	(41,773)	(25)	(41,798)
Comprehensive income (loss)	$(55,113)	$2,323	$(52,790)

The impact of the revisions on the Condensed Consolidated Statements of Stockholders' Equity for the interim period ended  December 31, 2024 was solely within net loss for errors impacting accumulated deficit and foreign currency translation adjustments as shown above.

The following table summarizes the impact of the revisions in the Condensed Consolidated Statement of Cash Flows for the interim period ended  December 31, 2024 (in thousands):

	Three months ended December 31, 2024
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities
Net loss	$(13,340)	$2,348	$(10,992)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	457	200	657
Changes in operating assets and liabilities:
Inventories	(4,646)	(2,976)	(7,622)
Accrued compensation and tax withholdings	650	(1,287)	(637)
Other assets and liabilities	11,056	886	11,942
Net cash provided by operating activities	30,628	(830)	29,798

Cash flows from investing activities
Purchase of property, plant and equipment	(8,580)	830	(7,750)
Net cash used in investing activities	76,256	830	77,086

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

Foreign Currency Translation

Certain transactions of the Company and its subsidiaries are denominated in currencies other than their functional currency. Foreign currency exchange gains (losses) generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other income” in the Condensed Consolidated Statements of Operations. Net foreign currency transaction and remeasurement losses were $0.9 million and gains were $0.5 million for the three months ended December 31, 2025 and 2024, respectively.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update, or ASU, 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU is intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. The Company will adopt this standard for the year ended September 30, 2026. The adoption of this standard will enhance the Company’s annual income tax disclosures but will not have an impact on its financial position or results of operations.

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

Other

For further information regarding the Company’s significant accounting policies, please refer to Note 2, Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2025 Annual Report on Form 10-K. There were no material changes to the Company’s critical accounting policies during the three months ended December 31, 2025.

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

On December 23, 2025, the Company's wholly-owned subsidiary, Azenta Germany GmbH, entered into the Share Purchase Agreement with Thelema for the sale of B Medical Systems business. Thelema is a private limited liability company incorporated under the laws of Luxembourg. The transaction is with a related party, as a current Vice President of the Company and Chief Executive Officer of the B Medical Systems business is Thelema’s majority owner. The terms of the Share Purchase Agreement were negotiated on an arm’s-length basis following a competitive auction process. In accordance with those terms, Thelema is acquiring the B Medical Systems business through the acquisition of all of the share capital of the Company's wholly-owned subsidiary B Medical Systems S.ÀR.L for $63.0 million. Thelema has deposited $9.0 million with the Company and is expected to pay the remaining $54.0 million on or before March 31, 2026, at which time the sale will be complete. Thelema’s securing of final residual financing for the remaining acquisition payment of $54.0 million is a condition precedent to completion of the sale, and there can be no assurance that this condition will be satisfied or that the sale will be completed. If the financing condition is not satisfied by March 31, 2026, the Company or Thelema may terminate the Share Purchase Agreement, in which case the Company will retain $5.0 million from the $9.0 million deposit as a break-up fee. The $9.0 million deposit is recorded in the Condensed Consolidated Balance Sheets as “Cash and cash equivalents” and “Accrued expenses and other current liabilities” as of December 31, 2025.

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

The Company measured the B Medical Systems business at the lower of carrying value or fair value less cost to sell at each reporting period. During the three months ended December 31, 2025, the Company recorded $9.7 million of loss on assets held for sale based on the purchase price pursuant to the Share Purchase Agreement less estimated costs to sell. The loss on assets held for sale is included in “Loss from discontinued operations, net of tax” on the Condensed Consolidated Statements of Operations for the three months ended December 31, 2025 and is included as a valuation allowance or contra-asset account within “Noncurrent assets held for sale” on the Condensed Consolidated Balance Sheet as of December 31, 2025.

The following table presents the financial results of the B Medical Systems business, included within discontinued operations (in thousands):

	Three Months Ended December 31,
	2025	2024
Revenue
Products	$11,014	$14,288
Services	2,089	3,303
Total revenue	13,103	17,591
Cost of revenue
Products	9,318	11,422
Services	2,650	3,306
Total cost of revenue	11,968	14,728
Gross profit	1,135	2,863
Operating expenses
Research and development	1,601	1,635
Selling, general and administrative	3,369	6,187
Loss on assets held for sale	9,696	-
Restructuring charges	116	314
Total operating expenses	14,782	8,136
Operating loss	(13,647)	(5,273)
Interest income (expense), net	1	5
Other income (expense), net	417	530
Loss before income taxes	(13,229)	(4,738)
Income tax benefit	(3,384)	(819)
Loss from discontinued operations, net of tax	$(9,845)	$(3,919)

The following table presents the significant non-cash items, capital expenditures and the deposit received from Thelema for the discontinued operations with respect to the B Medical Systems business that are included in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended December 31,
	2025	2024
Depreciation and amortization	$-	$3,846
Capital expenditures	347	757
Loss on assets held for sale	9,696	-

The carrying value of the assets and liabilities of the discontinued operations with respect to the B Medical Systems business reflected as “held for sale” on the Condensed Consolidated Balance Sheets as of  December 31, 2025 and  September 30, 2025 was as follows (in thousands):

	December 31, 2025	September 30, 2025
Assets
Cash and cash equivalents	$10,000	$13,206
Accounts receivable, net	10,440	10,090
Inventories	43,978	42,137
Prepaid expenses and other current assets	10,271	8,102
Current assets held for sale	$74,689	$73,535

Property, plant and equipment, net	$51,345	$50,968
Intangibles, net	126,100	126,065
Other assets	4,957	4,828
Valuation allowance	(106,600)	(96,855)
Noncurrent assets held for sale	$75,802	$85,006

Liabilities
Accounts payable	$15,379	$11,710
Deferred revenue	3,493	1,543
Accrued warranty and retrofit costs	5,404	5,248
Accrued compensation and benefits	4,204	3,909
Accrued income taxes	754	760
Accrued expenses and other current liabilities	5,536	5,098
Current liabilities held for sale	$34,770	$28,268

Long-term deferred tax liabilities	7,318	9,639
Long-term operating lease liabilities	1,666	2,077
Other long-term liabilities	2,221	2,575
Noncurrent liabilities held for sale	$11,205	$14,291

Disposition of Semiconductor Business

As disclosed in the 2025 Annual Report on Form 10-K, the Company maintained an accrual of $2.1 million as of September 30, 2025 in relation to a dispute with Edwards Vacuum LLC (a member of the Atlas Copco Group), to whom the Company sold its semiconductor cryogenics business in 2019. No additional liability for this dispute was accrued during the three months ended  December 31, 2025, and the status of that dispute has not changed. The Company’s motion to dismiss Edward’s lawsuit filed on September 12, 2025 remains pending. In the event of unexpected subsequent developments and given the inherent unpredictability of these matters, there can be no assurance that the Company’s assessment of the dispute will reflect the ultimate outcome, and an adverse outcome in these matters could, from time to time, have a material adverse effect on the Company’s consolidated financial position or results of operations in particular quarterly or annual periods.

4. Marketable Securities

The Company had sales and maturities of marketable securities of $142.7 million and $125.6 million in the three months ended December 31, 2025 and 2024, respectively. There were immaterial realized gains or losses in each of the three months ended December 31, 2025 and 2024 on sales and maturities of marketable securities.

The following is a summary of the amortized cost and the fair value, including accrued interest receivable as well as unrealized gains (losses) on the Company's short-term and long-term marketable securities as of December 31, 2025 and  September 30, 2025 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Losses	Gains	Fair Value
December 31, 2025:
U.S. Treasury securities and obligations of U.S. government agencies	$214,543	$(39)	$121	$214,625
Bank certificates of deposit	1,174	—	1	1,175
Corporate securities	4,281	—	—	4,281
Municipal securities	8,812	—	46	8,858
	$228,810	$(39)	$168	$228,939
September 30, 2025:
U.S. Treasury securities and obligations of U.S. government agencies	$245,691	$(94)	$168	$245,765
Bank certificates of deposit	1,640	—	1	1,641
Corporate securities	4,199	—	—	4,199
Municipal securities	11,048	—	69	11,117
	$262,578	$(94)	$238	$262,722

The amortized cost and fair value of the marketable securities by contractual maturities as of December 31, 2025 are presented below (in thousands):

	Amortized
	Cost	Fair Value
Due in one year or less	$72,939	$73,025
Due after one year through five years	151,840	151,883
Due after ten years	4,031	4,031
Total marketable securities	$228,810	$228,939

Expected maturities could differ from contractual maturities because the security issuers may have the right to prepay obligations without prepayment penalties.

Unrealized gains and losses from fixed-income securities are primarily attributable to changes in interest rates. The Company does not believe any unrealized losses represent impairments based on the evaluation of the available evidence.

5. Derivative Instruments

The Company has transactions and balances denominated in currencies other than the functional currency of the transacting entity. Most of these transactions carry foreign exchange risk in Germany, the United Kingdom and China. The Company enters into foreign exchange contracts to reduce its exposure to currency fluctuations. Net gains and losses related to foreign exchange contracts are recorded as a component of “Other income, net” in the Condensed Consolidated Statements of Operations and were as follows for the three months ended December 31, 2025 and 2024 (in thousands):

	Three Months Ended
	December 31,
	2025	2024
Realized gains (losses) on derivatives not designated as hedging instruments	$(19)	$1,195

The notional amounts of the Company’s derivative instruments as of December 31, 2025 and  September 30, 2025 were as follows (in thousands):

		December 31,	September 30,
	Hedge Designation	2025	2025

Cross-currency swap	Net Investment Hedge	$260,025	$260,025
Foreign exchange contracts	Undesignated	53,187	44,603

The fair values of the foreign exchange contracts are recorded in the Condensed Consolidated Balance Sheets as “Prepaid expenses and other current assets” and “Accrued expenses and other current liabilities”. Foreign exchange contract assets and liabilities are measured and reported at fair value based on observable market inputs and classified within Level 2 of the fair value hierarchy described further in Note 2, Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2025 Annual Report on Form 10-K and in Note 12, Fair Value Measurements below due to a lack of an active market for these contracts.

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

On February 3, 2025, the Company entered into another cross-currency swap agreement to hedge the variability of exchange rate impacts between the U.S. dollar and the Euro. Under the terms of the cross-currency swap agreement, the Company notionally exchanged $260.0 million for €250.0 million at a weighted average interest rate of 1.80%. The Company designated the cross-currency swap as a hedge of net investments against one of its Euro denominated subsidiaries. The maturity date of the agreement was extended from February 2, 2026 to February 2, 2028 with a weighted average interest rate of 0.6%.

The unrealized losses of the cross-currency swaps were $33.3 million and $33.4 million and are recorded within a “Derivative liability” as of December 31, 2025 and  September 30, 2025, respectively, in the Condensed Consolidated Balance Sheets.

The outstanding cross-currency swap is marked to market at each reporting period, representing the fair value of the cross-currency swap, any changes in fair value are recognized as a component of “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. The cross-currency swap is classified within Level 2 of the fair value hierarchy described in Note 2, Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2025 Annual Report on Form 10-K and in Note 12, Fair Value Measurements below.

Interest earned on the cross-currency swaps is recorded within “Interest income, net” in the Condensed Consolidated Statements of Operations. For the three months ended December 31, 2025 and 2024, the Company recorded interest income of $1.1 million and $0.3 million, respectively, on these instruments.

6. Goodwill and Intangible Assets

The Company conducts an impairment assessment annually on April 1, or more frequently if impairment indicators are present. The Company performed a goodwill triggering event analysis during the three months ended  December 31, 2025 and determined that there were no events or circumstances during the period to indicate a qualitative or quantitative goodwill impairment assessment was required.

The following table sets forth the changes in the carrying amount of goodwill by operating and reportable segment since  September 30, 2025 (in thousands).

	Sample
	Management
	Solutions	Multiomics	Total
Balance - September 30, 2025	$505,635	$196,760	$702,395
Currency translation adjustments	164	—	164
Balance - December 31, 2025	$505,799	$196,760	$702,559

The components of the Company’s identifiable intangible assets as of December 31, 2025 and  September 30, 2025 are as follows (in thousands):

	December 31, 2025			September 30, 2025
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Patents	$1,220	$1,220	$—	$1,220	$1,220	$—
Completed technology	111,698	65,432	46,266	111,501	63,408	48,093
Trademarks and trade names	727	318	409	727	293	434
Customer relationships	249,480	199,551	49,929	248,846	195,559	53,287
Total	$363,125	$266,521	$96,604	$362,294	$260,480	$101,814

Amortization expenses for intangible assets were $5.4 million and $6.1 million, respectively, for the three months ended December 31, 2025 and 2024.

Estimated future amortization expense for the intangible assets as of  December 31, 2025 is as follows for the subsequent five fiscal years and thereafter are as follows (in thousands):

Remainder of fiscal year 2026	$16,909
2027	17,905
2028	15,030
2029	12,405
2030	10,829
Thereafter	23,526
Total	96,604

7. Restructuring

2024 Restructuring Plan

In the second quarter of fiscal year 2024, the Company launched initiatives designed to optimize resources for future growth and improve efficiency across its organization. The focus of the initiatives is to improve the Company’s profitability, which includes facilities consolidation, portfolio optimization, and organization structure simplification. The Company had additional restructuring actions during the three months ended December 31, 2025 under these initiatives and expects to complete the activities included in these initiatives by the end of fiscal year 2026. As of the date of issuance of the accompanying Condensed Consolidated Financial Statements, the Company has not identified restructuring actions related to these initiatives that will result in additional material charges. The Company expects to identify additional actions as it further refines its plan, and the related initiatives in future periods will be recorded when specified criteria are met, including but not limited to, communication of benefit arrangements or when the costs have been incurred.

The restructuring expenses associated with the initiatives described above for the three months ended December 31, 2025 are severance costs. All of the restructuring expenses for the three months ended  December 31, 2025 is related to the Sample Management Solutions (“SMS”) segment.

The majority of restructuring expenses associated with the initiatives described above for the three months ended December 31, 2024 are severance and other related costs. Of the total restructuring expenses in the three months ended December 31, 2024, $0.2 million is related to the SMS segment, $0.1 million is related to the Multiomics segment, and $0.1 million is related to Corporate.

The following table presents restructuring charges recognized for the three months ended December 31, 2025 and 2024 (in thousands):

	Three Months Ended December 31,
	2025	2024
Severance and related costs	$1,143	$320
Other	—	111
Total restructuring charges	$1,143	$431

The following table presents activity in the severance and related costs accruals for the three months ended December 31, 2025 and 2024 (in thousands):

	Three Months Ended December 31,
	2025	2024
Balance at beginning of period	$127	$755
Provisions	1,143	320
Payments	(901)	(858)
Balance at end of period	$369	$217

8. Supplementary Balance Sheet Information

Allowance for Expected Credit Losses

The allowance for expected credit losses for the three months ended December 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended December 31,
	2025	2024
Balance at beginning of period	$4,649	$5,349
Provisions	536	1,041
Payments received	(1,103)	(991)
Write-offs and adjustments	(29)	(217)
Balance at end of period	$4,053	$5,182

Inventories

The following is a summary of inventories at December 31, 2025 and  September 30, 2025 (in thousands):

	December 31,	September 30,
	2025	2025

Raw materials and purchased parts	$38,861	$33,319
Work-in-process	6,179	5,050
Finished goods	37,418	36,587
Total inventories	$82,458	$74,956

Inventory reserves were $5.9 million at both  December 31, 2025 and  September 30, 2025.

Warranty and Retrofit Costs

The following is a summary of product and warranty retrofit activity for the three months ended December 31, 2025 and 2024 (in thousands):

	Three Months Ended December 31,
	2025	2024

Balance at beginning of period	$4,713	$5,213
Accruals for warranties during the period	198	187
Costs incurred during the period	(596)	(427)
Balance at end of period	$4,315	$4,973

9. Stockholders’ Equity

Share Repurchases

On  November 4, 2022, the Company's Board of Directors approved an authorization to repurchase up to $1.5 billion of the Company's common stock (the “2022 Repurchase Authorization”). As of  September 30, 2024, the Company had repurchased and retired 30.0 million shares of common stock for the full $1.5 billion approved under the 2022 Repurchase Authorization. All shares repurchased under the 2022 Repurchase Authorization were retired and accounted for as a reduction to stockholders’ equity in the Consolidated Balance Sheets and treated as a repurchase of common stock for purposes of calculating earnings per share as of the applicable settlement dates. During the three months ended December 31, 2024, the Company paid $4.9 million in excise taxes due in connection with the 2022 Repurchase Authorization.

On December 8, 2025, the Board of Directors approved a share repurchase program authorizing the repurchase of up to $250 million of the Company’s common stock through December 31, 2028 (the “2025 Repurchase Program”). Repurchases under the 2025 Repurchase Program may be made in the open market or through privately negotiated transactions (including under an ASR agreement), or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, legal requirements, and other factors. The Company is not obligated to acquire any particular amount of common stock under the 2025 Repurchase Program, and share repurchases may be commenced or suspended at any time at the Company’s discretion. As of the date of issuance of these Condensed Consolidated Financial Statements, the Company has not repurchased any shares of its common stock under the 2025 Repurchase Program.

Accumulated Other Comprehensive Income (Loss)

The following is a summary of the components of accumulated other comprehensive income (loss), net of tax for the three months ended December 31, 2025 and 2024 (in thousands):

		Unrealized
		Gains (Losses)
		on Available-		Pension
	Currency	for-Sale	Gains (Losses)	Liability
	Translation	Securities	on Derivative	Adjustments
	Adjustments	Net of tax	Net of tax	Net of tax	Total
Balance at September 30, 2024	$(34,170)	$(263)	$21,468	$(499)	$(13,464)
Other comprehensive income (loss) before reclassifications	(47,323)	163	5,412	(68)	(41,816)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	18	18
Balance at December 31, 2024	$(81,493)	$(100)	$26,880	$(549)	$(55,262)

		Unrealized
		Gains (Losses)
		on Available-		Pension
	Currency	for-Sale	Gains (Losses)	Liability
	Translation	Securities	on Derivative	Adjustments
	Adjustments	Net of tax	Net of tax	Net of tax	Total
Balance at September 30, 2025	$(12,918)	$213	$(8,729)	$(779)	$(22,213)
Other comprehensive income (loss) before reclassifications	1,586	(80)	116	(44)	1,578
Amounts reclassified from accumulated other comprehensive income (loss)	—	67	—	(8)	59
Balance at December 31, 2025	$(11,332)	$200	$(8,613)	$(831)	$(20,576)

As described in Note 2, Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2025 Annual Report on Form 10-K, unrealized gains (losses) on available-for-sale marketable securities are reclassified from “Accumulated other comprehensive income (loss)” into results of operations at the time of the securities’ sale, gains (losses) on derivative are the effective portions of changes in the fair value of the net investment hedges which are recorded in “Accumulated other comprehensive income (loss)”, and amounts reclassified from “Accumulated other comprehensive income (loss)” related to pension liability adjustments represent amortization of actuarial gains and losses.

10. Revenue from Contracts with Customers

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers in a manner that depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following is revenue by significant business line for the three months ended December 31, 2025 and 2024 (in thousands):

	Three months ended December 31,
	2025	2024
Significant Business Line
Multiomics	$67,217	$66,297
Core Products (1)	47,608	49,625
Sample Repository Services	33,817	31,514
Total revenue	$148,642	$147,436

(1) Core Products are Automated Stores, Cryogenic Systems, Automated Sample Tube, Consumables and Instruments and Controlled Rate Thawing Devices.

Contract Balances

Accounts Receivable, Net. Accounts receivable represents rights to consideration in exchange for products or services that have been transferred by the Company, when payment is unconditional and only the passage of time is required before payment is due. Accounts receivable do not bear interest and are recorded at the invoiced amount. The Company maintains an allowance for expected credit losses representing its best estimate of probable credit losses related to its existing accounts receivable and their net realizable value. The Company determines the allowance for expected credit losses based on a number of factors, including an evaluation of customer credit worthiness, the age of the outstanding receivables, economic trends, historical experience, and other information through the payment periods. Accounts receivable, net were $142.3 million and $142.2 million at December 31, 2025 and  September 30, 2025, respectively.

Contract Assets. Contract assets represent rights to consideration in exchange for products or services that have been transferred by the Company and payment is conditional on something other than the passage of time. These amounts typically relate to contracts where the right to invoice the customer is not present until completion of the contract or the achievement of specified milestones and the value of the products or services transferred exceed this constraint. Contract assets are classified as current as they are expected to convert to cash within one year. Contract asset balances which are included within “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheet, were $35.9 million and $37.3 million at  December 31, 2025 and  September 30, 2025, respectively. Revenue of $18.2 million and $15.6 million recognized, respectively, during the three months ended December 31, 2025 and 2024 contributed to the contract asset balances at  December 31, 2025 and  December 31, 2024, respectively. As part of the preparation of the accompanying Condensed Consolidated Financial Statements for the quarter ended December 31, 2025, the Company corrected the previously disclosed amount of revenue contributed to the contract asset balance during the three months ended December 31, 2024 from $9.2 million to $15.6 million.

Contract Liabilities. Contract liabilities represent the Company’s obligation to transfer products or services to a customer for which consideration has been received, or for which an amount of consideration is due from the customer. Contract assets and liabilities are reported on a net basis at the contract level, depending on the contract’s position at the end of each reporting period. Contract liabilities are included within “Deferred revenue” and "Other long-term liabilities" in the Condensed Consolidated Balance Sheet. Contract liabilities were $36.2 million and $34.5 million at December 31, 2025 and  September 30, 2025, respectively. The Company recognized revenues of $9.0 million and $14.4 million in the three months ended December 31, 2025 and 2024, respectively, that were included in the contract liability balance at the beginning of each period.

Remaining Performance Obligations. Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year and for which fulfillment of the contract has started as of the end of the reporting period. The aggregate amount of transaction consideration allocated to remaining performance obligations as of December 31, 2025 was $70.0 million. The following table summarizes when the Company expects to transfer control of the remaining performance obligations and recognize the corresponding revenue (in thousands):

	As of December 31, 2025
	Less than 1 Year	Greater than 1 Year	Total
Remaining performance obligations	$50,038	$19,987	$70,025

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

2020 Equity Incentive Plan

The following table reflects stock-based compensation expense for continuing operations recorded during the three months ended December 31, 2025 and 2024 (in thousands):

	Three Months Ended December 31,
	2025	2024
Restricted stock units	$3,622	$4,615
Employee stock purchase plan	240	257
Total stock-based compensation expense	$3,862	$4,872

The Company recorded $0.2 million of stock-based compensation expense for discontinued operations during each of the three months ended December 31, 2025 and 2024.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the three months ended December 31, 2025:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding as of September 30, 2025	1,029,834	$49.29
Granted	697,537	$42.90
Vested	(237,874)	$50.10
Forfeited	(212,216)	$56.13
Outstanding as of December 31, 2025	1,277,281	$44.51

Awards vested during the three months ended December 31, 2025 per the table above include 7,071 shares for discontinued operations. The fair value of restricted stock units vested during the three months ended December 31, 2025 was $6.9 million for continuing operations.

As of December 31, 2025, the future unrecognized stock-based compensation expense related to restricted stock units for continuing operations expected to vest is $42.6 million and is expected to be recognized over an estimated weighted average amortization period of 2.0 years.

Restricted stock units granted with performance goals may also have a required service period following the achievement of all or a portion of the performance goals. The following table reflects restricted stock units granted during the three months ended December 31, 2025 and 2024:

	Three Months Ended December 31,
	2025	2024
Time-based restricted stock units	453,028	364,173
Performance-based restricted stock units	244,509	155,689
Total units	697,537	519,862

All restricted stock units granted during the three months ended December 31, 2025 and 2024 included in the table above relate to continuing operations.

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

In October 2023, the Company’s Board of Directors approved an amendment to the performance goals associated with the previously issued performance-based restricted stock units for all impacted employees, excluding members of the Company's executive team. The performance goals, as amended, were more reflective of the then current macroeconomic environment and consideration toward employee retention in the competitive life sciences industry. Before the amendment, the original performance goals were not expected to be satisfied. Subsequent to the amendment, vesting became probable based on the forecasted achievement of the amended performance goals. The amendment of these restricted stock units is treated as a modification with the total potential maximum compensation cost of $2.7 million recognized over the service period through November 2025. The Company recorded expense of $0.2 million in the three months ended December 31, 2025 related to the modified awards.

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

In November 2024 and 2025, the Company issued restricted stock unit awards with vesting based on market conditions, which will vest based on achievement of the Company's relative total shareholder return against the defined peer group over a three-year period. The fair values for those grants that include vesting based on market conditions are estimated using the Monte Carlo simulation model. The key assumptions used in the Monte Carlo simulation included (i) the expected volatility of 48.8% to 50.3% based on the three-year daily historical volatility as measured on the grant date, (ii) risk-free interest rate of 3.49% to 4.27% based on U.S. Treasury constant maturities yields as of the grant date, (iii) correlation assumption based on daily share price changes over three years between the Company and the peer companies measured on the grant date, and (iv) no expected dividend yield. The compensation cost is recognized ratably over the requisite service period for those grants, which will not be reversed even if the market condition is not satisfied.

12. Fair Value Measurements

See Note 2, Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2025 Annual Report on Form 10-K for information on the fair value hierarchy and the level of inputs used by the Company in determining fair value.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured and recorded at fair value on a recurring basis in the Condensed Consolidated Balance Sheets as of December 31, 2025 and  September 30, 2025 (in thousands):

	As of December 31, 2025
Description	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$191,048	$190,549	$499	$—
Available-for-sale securities	228,939	8,107	220,832	—
Investment in equity securities	2,100	—	—	2,100
Total assets	$422,087	$198,656	$221,331	$2,100
Liabilities:
Net investment hedge	33,304	—	33,304	—
Foreign exchange contracts	126	—	126	—
Total liabilities	$33,430	$—	$33,430	$—

	As of September 30, 2025
Description	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$149,790	$148,539	$1,251	$—
Available-for-sale securities	262,722	8,027	254,695	—
Investment in equity securities	2,100	—	—	2,100
Foreign exchange contracts	21	—	21	—
Total assets	$414,633	$156,566	$255,967	$2,100
Liabilities:
Net investment hedge	33,420	—	33,420	—
Foreign exchange contracts	120	$—	$120	$—
Total liabilities	$33,540	$—	$33,540	$—

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

Investment in Equity Securities

During the first quarter of fiscal year 2025, the Company converted $2.0 million in principal amount of convertible notes it purchased in the third quarter of fiscal year 2024 from a private company into 420,000 shares of preferred stock of the private company. As of the conversion, the fair value of the convertible notes was $2.1 million and the conversion did not result in the recognition of additional gain or loss on the convertible notes. The shares of preferred stock are equity securities and within the scope of ASC 321, Investments - Equity Securities. The Company elected the measurement alternative for its investment in the shares of preferred stock because the shares do not have a readily determinable fair value. As of  December 31, 2025, the carrying value of the investment in the shares of preferred stock was $2.1 million and is included in “Other assets” on the Condensed Consolidated Balance Sheets. The fair value determination is classified as Level 3 based on unobservable inputs which were based on the best information available in the circumstance, including transaction pricing, recent acquisition, and market participant assumptions. The unobservable inputs used in the determination of the fair value of assets classified as Level 3 have an inherent measurement uncertainty that if changed could result in higher or lower fair value measurements of the assets as of the reporting date.

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

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months ended December 31, 2025 and 2024, the Company did not record any impairments on its financial assets or liabilities required to be measured at fair value on a nonrecurring basis.

13. Income Taxes

The Company recorded income tax expense of $3.1 million and $3.9 million during the three months ended December 31, 2025 and 2024, respectively. The tax expense in each period was primarily driven by the profits in foreign jurisdictions and state income taxes in jurisdictions where the Company does not have a net operating loss carryover.

The Company evaluates the realizability of its deferred tax assets and assesses the need for a valuation allowance on a quarterly basis. The Company operates in multiple countries under many legal forms and, as a result, is subject to domestic and foreign tax authorities in numerous jurisdictions. The Company evaluates the profitability of its operations in each jurisdiction on a historic cumulative basis and on a forward-looking basis, while carefully considering carry-forward periods of tax attributes and ongoing tax planning strategies in assessing the need for the valuation allowance.

The Company maintains a valuation allowance against U.S. net deferred tax assets and against net deferred tax assets on certain foreign tax-paying components.

The Company is subject to U.S. federal, state, local and foreign income taxes in various jurisdictions. The amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which it files.

In the normal course of business, the Company is subject to income tax audits in various global jurisdictions in which it operates. The years subject to examination vary for the United States and international jurisdictions, with the earliest tax year being 2018. Based on the outcome of these examinations or the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the Condensed Consolidated Balance Sheets. The Company currently does not anticipate that it is reasonably possible that the unrecognized tax benefits and accrued interest on those benefits will be reduced in the next twelve months. These unrecognized tax benefits would impact the effective tax rate if recognized.

14. Net Income (Loss) per Share

The calculations of basic and diluted net loss per share and basic and diluted weighted average shares outstanding are as follows for the three months ended December 31, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended
	December 31,
	2025	2024
Loss from continuing operations	$(5,190)	$(7,073)
Loss from discontinued operations, net of tax	(10,242)	(3,919)
Net loss	$(15,432)	$(10,992)

Weighted average common shares outstanding used in computing basic loss per share	45,929	45,626
Weighted average common shares outstanding used in computing diluted loss per share	45,929	45,626

Basic net loss per share:
Loss from continuing operations	$(0.11)	$(0.16)
Loss from discontinued operations, net of tax	$(0.22)	$(0.09)
Basic net loss per share	$(0.34)	$(0.25)

Diluted net loss per share:
Loss from continuing operations	$(0.11)	$(0.16)
Loss from discontinued operations, net of tax	$(0.22)	$(0.09)
Diluted net loss per share	$(0.34)	$(0.25)

For the three months ended December 31, 2025 and 2024, outstanding restricted stock units and shares issued by the Company under the employee stock purchase plan were excluded from the computation of diluted loss per share as their effect would be antidilutive to earnings per share for continuing operations. The following table contains all potentially dilutive common stock equivalents for the three months ended December 31, 2025 and 2024.

	Three Months Ended December 31,
	2025	2024
Time-based restricted stock units	82,109	87,117
Performance-based restricted stock units	116,277	—
Total	198,386	87,117

15. Segment and Geographic Information

Operating segments are defined as components of an enterprise that engage in business activities from which it  may recognize revenues and incur expenses, and for which discrete financial information is available and regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and to assess performance. The Company’s operations are organized and managed by type of products and services and segment information is reported accordingly. The Company’s Chief Executive Officer is the Company’s CODM. There have been no operating segments aggregated to arrive at the Company’s reportable segments. Revenues for all operating segments include only transactions with unaffiliated customers and include no intersegment revenues. The accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2025 Annual Report on Form 10-K.

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

The following is the summary of the financial information for the Company’s reportable segments for the three months ended December 31, 2025 and 2024 (in thousands):

	Three Months Ended December 31,
	2025	2024
Revenue:
Sample Management Solutions	$81,425	$81,139
Multiomics	67,217	66,297
Total revenue	$148,642	$147,436

Adjusted operating income (loss):
Sample Management Solutions	$4,977	$4,770
Multiomics	(4,361)	(2,311)
Segment adjusted operating income	616	2,459

Amortization of completed technology	1,860	1,500
Amortization of other intangible assets	3,551	4,573
Transformation costs (1)	1,202	3,046
Restructuring charges	1,143	431
Merger and acquisition costs and costs related to share repurchase (2)	13	1,570
Other miscellaneous expenses	84	40
Total operating loss	(7,237)	(8,701)
Interest income, net	5,098	4,298
Other income, net	79	1,204
Loss from continuing operations before income taxes	$(2,060)	$(3,199)

(1)

Transformation costs represent non-recurring expenses for strategic projects with anticipated long-term benefits to the Company focused on cost reduction and productivity improvement that do not meet the definition of restructuring charges. These costs are directed at simplifying, standardizing, streamlining, and optimizing the Company’s operations, processes and systems to permanently alter the Company’s operations for the long term. For a project to be considered transformational, successful completion of the project must be expected to bring long-term material benefits to the organization and involve significant changes to process and/or underlying technology. Transformation costs primarily relate to one time asset write downs associated with changes in technology, one-time inventory write downs relating to restructuring actions, and third-party consulting costs associated with process and systems re-design.

(2)	Includes expenses related to governance-related matters.

Adjusted operating income (loss) excludes charges related to amortization of intangible assets, transformation costs, restructuring charges, merger and acquisition costs, costs related to share repurchase and governance-related matters, and other miscellaneous expenses.

The segment expenses regularly provided to the CODM are adjusted cost of revenues which primarily consist of costs of direct materials and direct labor, freight, warranty, depreciation expenses, and facilities costs and adjusted operating expenses which primarily consists of employee salaries and benefits for research and development, selling, marketing, and administrative personnel, commissions, advertising and promotional expenses, audit, legal and strategic consulting fees, depreciation expenses, facilities costs, insurance, and information systems costs. Centrally incurred costs are primarily allocated to segments using a percentage of budgeted segment revenue over total revenue.

Sample Management Solutions	Three Months Ended December 31,
	2025	2024

Total revenue	$81,425	$81,139
Less: Adjusted cost of revenue	44,463	41,295
Less: Adjusted operating expenses	31,985	35,074
Adjusted operating income	$4,977	$4,770

Other Information
Depreciation Expense	$3,131	$2,638

Multiomics	Three Months Ended December 31,
	2025	2024

Total revenue	$67,217	$66,297
Less: Adjusted cost of revenue	38,613	35,760
Less: Adjusted operating expenses	32,965	32,848
Adjusted operating loss	$(4,361)	$(2,311)

Other Information
Depreciation Expense	$3,985	$3,673

The following is the summary of the asset information for the Company’s reportable segments as of December 31, 2025 and  September 30, 2025 (in thousands):

Assets:	December 31, 2025	September 30, 2025
Sample Management Solutions	$848,603	$854,402
Multiomics	450,394	445,212
Total assets	$1,298,997	$1,299,614

The following is a reconciliation of the segment assets to the corresponding amounts presented in the Condensed Consolidated Balance Sheets as of December 31, 2025 and  September 30, 2025 (in thousands):

	December 31,	September 30,
	2025	2025
Segment assets	$1,298,997	$1,299,614
Cash and cash equivalents, restricted cash and marketable securities	570,925	546,201
Deferred tax assets	527	726
General corporate assets	53,495	54,500
Assets held for sale	150,491	158,541
Total assets	$2,074,435	$2,059,582

Revenue from external customers is attributed to geographic areas based on locations in which the product is shipped. Net revenue by geographic area for the three months ended December 31, 2025 and 2024 are as follows (in thousands):

	Three Months Ended December 31,
	2025	2024
Geographic Location:
United States	$87,413	$93,469
China	17,932	14,888
United Kingdom	9,989	7,724
Rest of Europe	26,501	24,319
Asia Pacific	5,682	5,659
Other	1,125	1,377
Total revenue	$148,642	$147,436

Net long-lived assets, excluding goodwill and other intangible assets, by geographic area as of December 31, 2025 and  September 30, 2025 (in thousands):

	December 31,	September 30,
	2025	2025
United States	$119,767	$116,681
China	56,931	56,715
Europe	29,707	31,012
Asia Pacific	3,306	3,505
Other	73	89
Total long-lived assets, net	$209,784	$208,002

For the three months ended December 31, 2025 and 2024, the Company did not have any individual customers that accounted for 10% or more of its consolidated revenue. As of December 31, 2025 and  September 30, 2025, there were no customers that accounted for more than 10% of the Company's accounts receivable balance.

16. Commitments and Contingencies

Contingencies

The Company is subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. The Company cannot predict the ultimate outcome of such legal proceedings or, in certain instances, provide reasonable ranges of potential losses. The Company considers all claims on a quarterly basis and based on known facts assesses whether potential losses are considered reasonably possible, probable, and estimable. Based upon this assessment, the Company then evaluates disclosure requirements and whether to accrue for such claims in the Condensed Consolidated Financial Statements. At December 31, 2025 and as of the date of filing of these Condensed Consolidated Financial Statements, the Company believes that no new material provision for liability nor new disclosure is required related to any claims. In the event of unexpected subsequent developments and given the inherent unpredictability of these matters, there can be no assurance that the Company’s assessment of any claim will reflect the ultimate outcome, and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated financial position or results of operations in particular quarterly or annual periods.

Purchase Commitments

As of December 31, 2025, the Company had non-cancellable commitments of $40.9 million, comprised of purchase orders for inventory of $18.0 million and other operating expense commitments of $22.9 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes contained in the 2025 Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below and in the forward-looking statements. Factors that could cause or contribute to these differences include, without limitation, those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations or “MD&A”, as well as those described in the 2025 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q under “Information Related to Forward-Looking Statements”, Part I, Item 1A “Risk Factors” in the 2025 Annual Report on Form 10-K and Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. All dollar amounts in the below MD&A are presented in U.S. dollars, unless otherwise noted or the context otherwise provides.

As previously disclosed in the 2025 Annual Report on Form 10-K, in connection with the preparation of the fiscal year 2025 consolidated financial statements, we identified errors in our previously issued financial statements. We evaluated the impact of the errors and concluded they were not material, individually or in the aggregate, to any previously issued interim or annual consolidated financial statements. The figures for the three months ended December 31, 2024 in this MD&A have been revised, where applicable, to reflect the impact of such corrections. Information regarding the impact of the revision to our previously issued Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Statements of Cash flows and Condensed Consolidated Balance Sheets for periods within fiscal 2025 is included in Note 20, Revision of Previously Issued Unaudited Quarterly Information, in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2025 Annual Report on Form 10-K.

Our MD&A is organized as follows:

●

Overview. This section provides a general description of our business and operating segments as well as a brief discussion and overall analysis of our business and financial performance, including key developments affecting us during the three months ended December 31, 2025 and 2024.

●

Critical Accounting Policies and Estimates. This section discusses accounting policies and estimates that require us to exercise subjective or complex judgments in their application. We believe these accounting policies and estimates are important to understanding the assumptions and judgments incorporated in our reported financial results.

●	Results of Operations. This section provides an analysis of our financial results for the three months ended December 31, 2025 compared to the three months ended December 31, 2024.

●	Liquidity and Capital Resources. This section provides an analysis of our liquidity and changes in cash flows as well as a discussion of contractual commitments.

Disposition of B Medical Systems Business

On December 23, 2025, we entered into a definitive Sale and Purchase Agreement (“Share Purchase Agreement”) with Thelema S.À R.L. (“Thelema”) for the sale of B Medical Systems business. In accordance with the Share Purchase Agreement, Thelema is acquiring the B Medical Systems business for $63.0 million. Thelema has deposited $9.0 million with us and is expected to pay the remaining $54.0 million on or before March 31, 2026, at which time the sale will be complete. See Note 3, Discontinued Operations in the notes to the unaudited condensed consolidated financial statements included in the section titled “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about the sale and the B Medical Systems business.

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

OVERVIEW

We are a leading global provider of biological and chemical compound sample exploration and management solutions for the life sciences industry. We entered the life sciences market in 2011, leveraging our in-house precision automation and cryogenics capabilities that we were then applying in the semiconductor manufacturing market. This led us to develop solutions for automated ultra-cold storage. Since then, we have expanded our life sciences offerings through internal investments and through a series of acquisitions. We support our customers from research and clinical development to commercialization with our sample management and automated storage systems, as well as genomic services expertise to help our customers bring impactful therapies to market faster. We understand the importance of sample integrity and offer a broad portfolio of products and services supporting customers at every stage of the life cycle of samples including procurement, automated storage systems, genomic services and a multitude of sample consumables, informatics and data software, along with sample repository services. Our expertise, global footprint and leadership positions enable us to be a trusted global partner to pharmaceutical, biotechnology and life sciences research institutions. In total, we employ approximately 3,000 full-time employees, part-time employees and contingent workers worldwide as of December 31, 2025 and have sales in approximately 87 countries. We are headquartered in Burlington, Massachusetts and have operations in North America, Asia, and Europe.

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

Within our Multiomics segment, our genomic services business advances research and development activities by providing gene sequencing, gene synthesis, and related services. We offer a comprehensive, global portfolio that we believe has broad appeal in the life sciences industry and enables customers to select the best solution for their research and development challenges. This portfolio also offers unique solutions for key markets such as cell and gene therapy, antibody development and biomarker discovery by addressing genomic complexity and throughput challenges.

Business and Financial Performance

Basis of Presentation

Our condensed consolidated financial statements are prepared in accordance with GAAP.

Financial Performance

Our performance for the three months ended December 31, 2025 and 2024 is as follows:

	Three Months Ended December 31,
In thousands	2025	2024
Revenue	$148,642	$147,436
Cost of revenue	84,936	78,617
Gross profit	63,706	68,819
Operating expenses
Research and development	9,189	7,113
Selling, general and administrative	60,611	69,976
Restructuring charges	1,143	431
Total operating expenses	70,943	77,520
Operating loss	(7,237)	(8,701)
Other income
Interest income, net	5,098	4,298
Other income, net	79	1,204
Loss from continuing operations before income taxes	(2,060)	(3,199)
Income tax expense	3,130	3,874
Loss from continuing operations	(5,190)	(7,073)
Loss from discontinued operations, net of tax	(10,242)	(3,919)
Net loss	$(15,432)	$(10,992)

Revenue increased 1% for the three months ended December 31, 2025 compared to the corresponding period in the prior fiscal year, mainly driven by revenue growth in our Multiomics segment. The revenue growth in our Multiomics segment for the three months ended December 31, 2025 compared to the corresponding period in the prior fiscal year was primarily driven by growth in Next Generation Sequencing and Gene Synthesis, partially offset by a decline in Sanger Sequencing. Gross margin was 43% for the three months ended December 31, 2025 compared to 47% for the corresponding period in the prior fiscal year. The decrease was primarily due to lost cost leverage from lower North America sales volume for Sanger Sequencing and higher rework cost incurred on Automated Stores projects and the negative impact of a non-recurring item. Operating expenses for the three months ended December 31, 2025 decreased $6.6 million compared to the corresponding period in the prior fiscal year, primarily driven by lower selling, general and administrative expenses, partially offset by higher research and development expenses. We generated a net loss from continuing operations of $5.2 million for the three months ended December 31, 2025 compared to a net loss from continuing operations of $7.1 million for the three months ended December 31, 2024, primarily driven by lower operating expenses and income tax expense. We generated a net loss from discontinued operations, net of tax, of $10.2 million for the three months ended December 31, 2025 compared to a net loss from discontinued operations, net of tax, of $3.9 million for the three months ended December 31, 2024, primarily driven by the loss on assets held for sale recorded in the three months ended December 31, 2025.

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

The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are described under Critical Accounting Policies Estimates included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2025 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies or estimates from those set forth in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Please refer to the commentary provided below for further discussion and analysis of the factors contributing to our results of operations for the three months ended December 31, 2025 compared to the three months ended December 31, 2024.

Non-GAAP Financial Measures

Non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. Management adjusts the GAAP results for the impact of amortization and impairment of intangible assets, transformation costs, restructuring charges, governance-related matters, merger and acquisition costs and costs related to share repurchase, and other unallocated corporate expenses to provide investors better perspective on the results of operations which we believe is more comparable to the similar analysis provided by our peers. Management also excludes special charges and gains, such as gains and losses from the sale of assets, certain tax benefits and charges, as well as other gains and charges that are not representative of the normal operations of the business. Management uses these non-GAAP financial measures in its review and evaluation of the performance of the business. Management strongly encourages investors to review our financial statements and publicly filed reports in their entirety and not rely on any single measure. A reconciliation of non-GAAP measures to the most nearly comparable GAAP measures is included under “Operating Income (Loss)” and “Gross Margin” below.

Revenue

Our revenue performance for the three months ended December 31, 2025 and 2024 is as follows:

	Three Months Ended December 31,
			% Change
In thousands, except percentages	2025	2024	2025 v. 2024
Sample Management Solutions	$81,425	$81,139	0.4%
Multiomics	67,217	66,297	1.4%
Total revenue	$148,642	$147,436	0.8%

Our Sample Management Solutions segment revenue was flat for the three months ended December 31, 2025 compared to the corresponding prior fiscal year period, mainly driven by lower revenues in Core Products, particularly in Automated Stores and Cryogenic Systems, partially offset by higher revenue in Sample Storage, Product Services and Consumables and Instruments during the three months ended December 31, 2025.

Our Multiomics segment revenue for the three months ended December 31, 2025 increased approximately 1% compared to the corresponding prior fiscal year period driven by growth in Next Generation Sequencing and Gene Synthesis, largely offset by a decline in Sanger Sequencing.

Revenue generated outside the United States was 41.0% for the three months ended December 31, 2025 compared to 36.6% for the corresponding prior fiscal year period.

Operating Income (Loss)

Our operating income (loss) performance for the three months ended December 31, 2025 and 2024 is as follows (in thousands, except percentages):

	Three Months Ended December 31,
	Sample Management Solutions		Multiomics
	2025	2024	2025	2024
Revenue:	$81,425	$81,139	$67,217	$66,297

Operating income (loss):
Operating income (loss)	$3,731	$4,019	$(5,044)	$(3,195)
Amortization of completed technology	1,177	639	683	861
Transformation costs(1)	57	103	—	—
Restructuring charges	—	—	—	23
Other adjustments	12	9	—	—
Total adjusted operating income (loss)	$4,977	$4,770	$(4,361)	$(2,311)
Operating margin	4.6%	5.0%	(7.5)%	(4.8)%
Adjusted operating margin	6.1%	5.9%	(6.5)%	(3.5)%

	Three Months Ended December 31,
	Segment		Corporate		Azenta Total
	2025	2024	2025	2024	2025	2024
Revenue:	$148,642	$147,436	$—	$—	$148,642	$147,436

Operating income (loss):
Operating income (loss)	$(1,313)	$824	$(5,924)	$(9,525)	$(7,237)	$(8,701)
Amortization of completed technology	1,860	1,500	—	—	1,860	1,500
Amortization of other intangible assets	—	—	3,551	4,573	3,551	4,573
Transformation costs(1)	57	103	1,145	2,943	1,202	3,046
Restructuring charges	—	23	1,143	408	1,143	431
Merger and acquisition costs and costs related to share repurchase(2)	—	—	13	1,570	13	1,570
Other adjustments	12	9	—	—	12	9
Total adjusted operating income (loss)	$616	$2,459	$(72)	$(31)	$544	$2,428
Operating margin	(0.9)%	0.6%			(4.9)%	(5.9)%
Adjusted operating margin	0.4%	1.7%			0.4%	1.6%

(1)

Transformation costs represent non-recurring expenses for strategic projects with anticipated long-term benefits to us focused on cost reduction and productivity improvement that do not meet the definition of restructuring charges. These costs are directed at simplifying, standardizing, streamlining, and optimizing our operations, processes and systems to permanently alter our operations for the long term. For a project to be considered transformational, successful completion of the project must be expected to bring long-term material benefits to the organization and involve significant changes to process and/or underlying technology. Transformation costs primarily relate to one time asset write downs associated with changes in technology, one time inventory write downs relating to restructuring actions, and third-party consulting costs associated with process and systems re-design.

(2)	Includes expenses related to governance-related matters.

Operating income for the Sample Management Solutions segment was $3.7 million for the three months ended December 31, 2025 compared to operating income of $4.0 million for the corresponding period in the prior fiscal year. The Sample Management Solutions segment operating margin decreased 37 basis points for the three months ended December 31, 2025 compared to the corresponding period in the prior fiscal year. The decreases in operating income and operating margin were primarily driven by higher rework cost incurred on Automated Stores projects and the negative impact of a non-recurring item, largely offset by decreased operating expenses. Adjusted operating income was $5.0 million for the three months ended December 31, 2025 compared to adjusted operating income of $4.8 million for the corresponding period in the prior fiscal year. Adjusted operating margin increased 23 basis points for the three months ended December 31, 2025 compared to the corresponding period in the prior fiscal year. Adjusted operating income and margin exclude the impact of amortization of intangible assets, transformation costs and other adjustments.

Operating loss for the Multiomics segment was $5.0 million for the three months ended December 31, 2025 compared to an operating loss of $3.2 million for the corresponding period in the prior fiscal year. The Multiomics segment operating margin decreased 268 basis points for the three months ended December 31, 2025 compared to the corresponding period in the prior fiscal year. The increase in operating loss and decrease in operating margin were primarily driven by lost cost leverage from lower North America sales volume for Sanger Sequencing. Adjusted operating loss was $4.4 million for the three months ended December 31, 2025 compared to adjusted operating loss of $2.3 million for the corresponding period in the prior fiscal year. Adjusted operating margin decreased 300 basis points for the three months ended December 31, 2025 compared to the corresponding period in the prior fiscal year. Adjusted operating loss and margin exclude the impact of amortization related to completed technology, restructuring charges and other adjustments.

Gross Margin

Our gross margin performance for the three months ended December 31, 2025 and 2024 is as follows (in thousands, except percentages):

	Three Months Ended December 31,
	Sample Management Solutions		Multiomics		Azenta Total
	2025	2024	2025	2024	2025	2024
Revenue	$81,425	$81,139	$67,217	$66,297	$148,642	$147,436

Gross profit	$35,785	$39,143	$27,921	$29,676	$63,706	$68,819
Adjustments:
Amortization of completed technology	1,177	639	683	861	1,860	1,500
Transformation costs(1)	—	62	—	—	—	62
Adjusted gross profit	$36,962	$39,844	$28,604	$30,537	$65,566	$70,381
Gross margin	43.9%	48.2%	41.5%	44.8%	42.9%	46.7%
Adjusted gross margin	45.4%	49.1%	42.6%	46.1%	44.1%	47.7%

(1)

Transformation costs represent non-recurring expenses for strategic projects with anticipated long-term benefits to us focused on cost reduction and productivity improvement that do not meet the definition of restructuring charges. These costs are directed at simplifying, standardizing, streamlining, and optimizing our operations, processes and systems to permanently alter our operations for the long term. For a project to be considered transformational, successful completion of the project must be expected to bring long-term material benefits to the organization and involve significant changes to process and/or underlying technology. Transformation costs primarily relate to one time asset write downs associated with changes in technology, one time inventory write downs relating to restructuring actions, and third-party consulting costs associated with process and systems re-design.

The Sample Management Solutions segment gross margin decreased 429 basis points for the three months ended December 31, 2025 compared to the corresponding period in the prior fiscal year. Adjusted gross margin decreased 371 basis points for the three months ended December 31, 2025, compared to the corresponding period in the prior fiscal year. The decreases in gross margin and adjusted gross margin were primarily driven by higher rework cost incurred on Automated Stores projects and the negative impact of a non-recurring item.

The Multiomics segment gross margin decreased 322 basis points for the three months ended December 31, 2025 compared to the corresponding period in the prior fiscal year. Adjusted gross margin decreased 351 basis points for the three months ended December 31, 2025 compared to the corresponding period in the prior fiscal year. The decreases in gross margin and adjusted gross margin were primarily driven by lost cost leverage from lower North America sales volume for Sanger Sequencing.

Research and Development Expenses

Our research and development expenses for the three months ended December 31, 2025 and 2024 are as follows:

	Three Months Ended December 31,
	2025		2024
	In thousands	% of Revenue	In thousands	% of Revenue
Sample Management Solutions	$5,720	7.0%	$4,096	5.0%
Multiomics	3,469	5.2%	3,017	4.6%
Total research and development expense	$9,189	6.2%	$7,113	4.8%

Total research and development expenses increased $2.1 million for the three months ended December 31, 2025 compared to the corresponding period in the prior fiscal year, driven by the Company's increased investment in development to support new product introduction.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended December 31, 2025 and 2024 are as follows:

	Three Months Ended December 31,
	2025		2024
	In thousands	% of Revenue	In thousands	% of Revenue
Sample Management Solutions	$26,342	32.4%	$31,028	38.2%
Multiomics	29,505	43.9%	29,831	45.0%
Corporate	4,764	3.2%	9,117	6.2%
Total selling, general and administrative expense	$60,611	40.8%	$69,976	47.5%

Total selling, general and administrative expenses decreased $9.4 million for the three months ended December 31, 2025 compared to the corresponding period in the prior fiscal year, primarily due to lower compensation and benefits, transformation costs and bad debt expenses. The one-time costs related to the Company's leadership changes in the corresponding period in the prior fiscal year also contributed to the decrease in the three months ended December 31, 2025.

Restructuring Charges

Restructuring charges were $1.1 million for the three months ended December 31, 2025, an increase of $0.7 million compared to the corresponding period in the prior fiscal year. Please refer to Note 7, Restructuring in the notes to the unaudited condensed consolidated financial statements included in the section titled “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Non-Operating Income

Interest income, net – We recorded interest income of $5.1 million three months ended December 31, 2025 compared to $4.3 million recorded for the three months ended December 31, 2024. The increase in interest income is due to increased investments in marketable securities during the three months ended December 31, 2025. Please refer to Note 4, Marketable Securities and Note 5, Derivative Instruments in the notes to the unaudited condensed consolidated financial statements included in the section titled “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Other income, net – We recorded other income of $0.1 million for the three months ended December 31, 2025 compared to $1.2 million in the corresponding period in the prior fiscal year. Other income, net primarily relates to foreign exchange gains and losses resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities.

Income Tax Expense

We recorded income tax expense of $3.1 million and $3.9 million during the three months ended December 31, 2025 and 2024, respectively. The tax expense in each period was primarily driven by the profits in foreign jurisdictions and state income taxes in jurisdictions where we do not have a net operating loss carryover.

On July 4, 2025, the "One Big Beautiful Bill Act" was signed into US tax law, extending many international tax provisions of the 2017 Tax Cuts and Jobs Act and providing additional favorable incentives. We will continue to monitor the financial impact of these changes. In the near term, we do not expect these changes to have an impact on our effective tax rate or cash flows as we are not electing to utilize many of the key incentives available under the "One Big Beautiful Bill Act."

Discontinued Operations

Results related to the B Medical Systems business and legal fees related to the ongoing indemnification dispute with the buyer of the semiconductor cryogenics business are included within discontinued operations for the three months ended December 31, 2025 and 2024. Revenue from the B Medical Systems business was $13.1 million and $17.6 million for the three months ended December 31, 2025 and 2024, respectively. Loss from discontinued operations, net of tax, was $10.2 million for the three months ended December 31, 2025, primarily driven by the loss on assets held for sale recorded in the three months ended December 31, 2025. Loss from discontinued operations was $3.9 million for the three months ended December 31, 2024. Loss from discontinued operations includes only direct operating expenses incurred that (1) are clearly identifiable as costs being disposed of upon completion of the sale and (2) will not be continued by us on an ongoing basis. Indirect expenses which supported the B Medical Systems business and remain part of continuing operations, are not reflected in loss from discontinued operations. Please refer to Note 3, Discontinued Operations, in the notes to the unaudited condensed consolidated financial statements included in the section titled “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2025, we had cash and cash equivalents, restricted cash, and marketable securities of $570.9 million and stockholders’ equity of $1.7 billion. We believe that our current cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least one year from the date of this Quarterly Report on Form 10-Q and for the foreseeable future thereafter. The current global economic environment makes it difficult for us to predict longer-term liquidity requirements with certainty. We may be unable to obtain financing that may be required on terms favorable to us, if at all. If adequate funds are not available to us on acceptable terms or otherwise, we may be unable to successfully develop or enhance products and services, respond to competitive pressures, or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business, financial condition and operating results.

Cash Flows and Liquidity

The discussion of our cash flows and liquidity that follows is stated on a total company consolidated basis and excludes the impact of discontinued operations.

Our cash and cash equivalents, restricted cash and marketable securities for our continuing operations as of December 31, 2025 and September 30, 2025 are as follows:

In thousands	December 31, 2025	September 30, 2025
Cash and cash equivalents	$336,631	$279,783
Restricted cash	5,355	3,696
Short-term marketable securities	73,025	61,137
Long-term marketable securities	155,914	201,585
	$570,925	$546,201

As of December 31, 2025, we had $163.6 million of cash, cash equivalents and restricted cash held outside of the United States which are not currently needed for U.S. operations. We had approximately $28.0 million of cash in China as of December 31, 2025. We began repatriating the cash to the United States from China during the third quarter of the fiscal year 2025 and have provided for $6.4 million of income taxes related to the repatriation plan as of December 31, 2025. We have repatriated $41.1 million from China during fiscal year 2025 and may repatriate cash from China in the future. Our marketable securities are generally readily convertible to cash without a material adverse impact.

Our cash flows on a total company consolidated basis for the three months ended December 31, 2025 and 2024 were as follows:

	Three Months Ended December 31,
In thousands	2025	2025
Net cash provided by operating activities	$20,847	$29,798
Net cash provided by investing activities	36,772	77,086
Net cash used in financing activities	(2,632)	(5,126)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	314	(8,311)
Net increase in cash, cash equivalents and restricted cash	$55,301	$93,447

Cash inflows from operating activities for the three months ended December 31, 2025 were $20.8 million, a decrease of $9.0 million compared to the corresponding period in the prior fiscal year. The decrease is primarily due to a U.S. federal tax refund of $11.5 million received in the three months ended December 31, 2024 compared to an immaterial amount received in the three months ended December 31, 2025. Investing activities for the three months ended December 31, 2025 include $108.7 million in purchases of marketable securities, which was offset by $142.7 million in sales and maturities of marketable securities. Investing activities for the three months ended December 31, 2025 also include the $9.0 million deposit in connection with the pending sale of the B Medical Systems business. Financing activities for the three months ended December 31, 2025 include $2.4 million of tax payments on net share settlements on equity awards during the three months ended December 31, 2025.

As of December 31, 2025, we had no outstanding debt on our balance sheet.

Capital Resources

Share Repurchase Program

On December 8, 2025, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $250 million of our common stock through December 31, 2028, or the 2025 Repurchase Program. Repurchases under the 2025 Repurchase Program may be made in the open market or through privately negotiated transactions (including under an accelerated share repurchase agreement), or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, subject to market and business conditions, legal requirements, and other factors. We are not obligated to acquire any particular amount of common stock under the 2025 Repurchase Program, and share repurchases may be commenced or suspended at any time at our discretion. As of the date of this Quarterly Report on Form 10-Q, there have been no repurchases under the 2025 Repurchase Program.

Contractual Obligations and Requirements

As of December 31, 2025, we had non-cancellable commitments of $40.9 million comprised of purchase orders for inventory of $18.0 million and other operating expense commitments of $22.9 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, restricted cash and short-term and long-term investments and fluctuations in foreign currency exchange rates.

Interest Rate Exposure

Our cash and cash equivalents and restricted cash consist principally of money market securities which are short-term in nature. At December 31, 2025, our aggregate short-term and long-term investments were $228.9 million, consisting mostly of highly rated corporate debt securities and U.S. government backed securities. At December 31, 2025, there was an immaterial net unrealized loss position on marketable securities included in “Accumulated other comprehensive loss” in the condensed consolidated balance sheets included elsewhere in this Quarterly Report on Form 10-Q. A hypothetical 100 basis point change in interest rates would result in a $1.0 million and $1.3 million change in interest income earned, respectively, during each of the three months ended December 31, 2025 and 2024.

Currency Rate Exposure

Sales in currencies other than the U.S. dollar were approximately 38% and 37% of our total sales, respectively, during the three months ended December 31, 2025 and 2024. These sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale. We believe the cost structure alignment minimizes our currency risk on these transactions.

We have transactions and balances denominated in currencies other than the functional currency of the transacting entity. Most of these transactions carrying foreign exchange risk are in Germany, the United Kingdom, and China. In the normal course of our business, we have liquid assets denominated in non-functional currencies which include cash, short-term advances between our legal entities and accounts receivable which are subject to foreign currency exposure. Such balances were $56.9 million and $49.7 million, respectively, at December 31, 2025 and September 30, 2025, and primarily relate to the Euro and British Pound. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to mitigate our exposures to currency movement. We incurred foreign currency losses of $0.9 million and gains $0.5 million during the three months ended December 31, 2025 and 2024, respectively, which related to the currency fluctuation on these balances between the time the transaction occurred and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates as of December 31, 2025 would result in an approximate change of $0.4 million in our net loss during the three months ended December 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q due to the material weaknesses described below. Notwithstanding the material weaknesses and based on additional analyses and other procedures management performed, our Chief Executive Officer and our Chief Financial Officer have concluded that the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented.

Material Weaknesses in Internal Control over Financial Reporting. As previously disclosed in the 2025 Annual Report on Form 10-K, the following material weaknesses were identified as of September 30, 2025 and remain outstanding as of December 31, 2025:

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

●

As initially disclosed in the 2025 Annual Report on Form 10-K, we did not design and maintain effective controls over the classification of certain costs in the Consolidated Statement of Operations. This material weakness resulted in misstatements in the classification of certain costs between cost of revenue and selling, general and administrative and research and development costs that resulted in the revision of the annual financial statements for the year ended September 30, 2023, the Q1, Q2, and Q3 interim periods and the annual financial statements for the year ended September 30, 2024, and the Q1, Q2, and Q3 interim periods during the year ended September 30, 2025.

Additionally, these material weaknesses could result in misstatements of substantially all account balances and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected on a timely basis.

Remediation Plans

Statements of Cash Flows – During fiscal year 2026, management has continued to take steps to remediate the material weakness, including implementing a new cash flow reporting tool which automates the calculation of the effect of exchange rate changes on cash and cash equivalents. In addition, we designed and implemented new processes and controls over the review of the consolidated statement of cash flows. While the new and enhanced controls have been designed and implemented and we monitored and evaluated their effectiveness during the first quarter of fiscal year 2026, they have not operated for a sufficient period as of December 31, 2025 to assert the material weakness has been remediated.

Account Reconciliations – Since the identification of the material weakness in the fiscal second quarter of 2025, including during the first quarter of fiscal year 2026, we have started taking the necessary steps to work towards remediating the material weakness. Specifically, we are designing and enhancing the controls and precision level over balance sheet reconciliations, drafting a new policy, and working with outside consultants to assist in certain aspects of the remediation plan. We will continue to take the necessary steps to address this material weakness.

Expense Classification – During the first quarter of fiscal year 2026, management initiated actions to remediate the identified material weakness. Specifically, we designed and implemented new controls related to the review of the classification of certain costs within the consolidated statements of operations. Management will continue to evaluate and monitor the operating effectiveness of these controls over subsequent periods to determine whether the material weakness has been remediated.

These material weaknesses will not be considered remediated until we have completed the design and implementation of the applicable controls and they operate for a sufficient period of time for management to conclude, through testing, that such controls are operating effectively.

We are committed to continuing to improve our internal control over financial reporting, and as we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above.

Changes in Internal Control Over Financial Reporting. The Remediation Plans described above are changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. We cannot predict the ultimate outcome of such legal proceedings or in certain instances provide reasonable ranges of potential losses. However, as of the date of this Quarterly Report on Form 10-Q, we believe that none of these claims will have a material adverse effect on our consolidated financial condition or results of operations. In the event of unexpected subsequent developments and given the inherent unpredictability of these legal proceedings, there can be no assurance that our assessment of any claim will reflect the ultimate outcome and an adverse outcome in certain matters could, from time-to-time, have a material adverse effect on our consolidated financial condition or results of operations in particular quarterly or annual periods. Please refer to Note 3, Discontinued Operations and Note 16, Commitments and Contingencies to our unaudited condensed consolidated financial statements included under Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q for more information about our legal proceedings.

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under the section titled “Risk Factors” in Part I, Item 1A of the 2025 Annual Report on Form 10-K. There have been no material changes from the risk factors disclosed in the 2025 Annual Report on Form 10-K, except for the additional risk factor under “Risks Related to Reliance on Third Parties” as set forth below. We may disclose additional changes to risk factors or additional factors from time to time in our future filings with the SEC.

Our business could be adversely affected if Thelema S.À R.L. fails to secure financing necessary to complete its acquisition of the B Medical Systems business.

As discussed in Note 3, Discontinued Operations in the notes to the unaudited condensed consolidated financial statements included in the section titled “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q, the completion of our sale of the B Medical Systems business is conditioned upon the acquirer securing final residual financing for the remaining acquisition payment of $54.0 million on or before March 31, 2026, and there can be no assurance that this condition will be satisfied or that the sale will be completed. If the financing condition is not satisfied by March 31, 2026, either party may terminate the Share Purchase Agreement, in which case we will retain $5.0 million from the $9.0 million deposit as a break-up fee. Thelema’s failure to complete the acquisition, however, may require us to continue operating the B Medical Systems business for an indeterminate period of time and to include the results of the business in the results of our continuing operations. We would likely experience adverse consequences as a result thereof, including a negative and dilutive impact on our top and bottom-line performance, the distraction of management away from our core Sample Management Solutions and Multiomics businesses and the potential need to recognize additional impairment charges related to the B Medical Systems business, any of which could have a material adverse effect on our business, results of operations, or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

In December 2025, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $250 million of our common stock through December 31, 2028.  The timing and amount of any share repurchases are subject to market and business conditions, legal requirements, and other factors. We are not obligated to acquire any particular amount of common stock and share repurchases may be commenced or suspended at any time at our discretion. There were no shares repurchased under this program during the three months ended December 31, 2025.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2025, no director nor officer of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are included herein:

Exhibit No.	Description

2.10*	Sale and Purchase Agreement, dated December 23, 2025, between Azenta Germany GmbH and Thelema S.À R.L. relating to the entire issued share capital of B Medical Systems S.À R.L. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, File No. 000-25434, filed on December 29, 2025).

10.1**	2020 Equity Incentive Plan, as amended.

31.01	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended December 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets; (ii) the unaudited Condensed Consolidated Statements of Operations; (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the unaudited Condensed Consolidated Statements of Cash Flows; (v) the unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity; and (vi) the Notes to the unaudited Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded in the iXBRL document.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

 * In accordance with Item 601(a)(5) of Regulation S-K, the schedules to Exhibit 2.1 have been omitted. In accordance with Item 601(a)(6) of Regulation S-K, private information has been redacted as indicated in the same exhibit.

** Management contract, compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AZENTA, INC.

Date: February 5, 2026	/s/ Lawrence Lin
Lawrence Lin
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)