Form 10-Q
period 2026-03-31
Azenta, Inc.
filed 2026-05-08
CIK 933974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________
FORM 10-Q
____________________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2026

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to _________
Commission File Number 000-25434
____________________________________________________________________
AZENTA, INC.
(Exact name of registrant as specified in its charter)
____________________________________________________________________

Delaware	04-3040660
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
200 Summit Drive, 6th Floor
Burlington, Massachusetts
(Address of principal executive offices)
____________________________________________________________________
01803
(Zip Code)
____________________________________________________________________
Registrant’s telephone number, including area code: (888) 229-3682
____________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No  ☒
As of May 4, 2026, 46,092,804 shares of common stock, $0.01 par value, were outstanding.

AZENTA, INC.

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements may be identified by words such as “expect,” “estimate,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “likely,” or similar terms or variations. Examples of forward-looking statements include, but are not limited to, statements regarding our future revenue, margins, costs, operating expenses, tax expenses, capital expenditures, earnings, profitability, product development, demand, acceptance and market share, competitiveness, market opportunities and performance, levels of research and development, the success of our marketing, sales and service efforts, outsourced activities, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customers’ success, our management’s plans and objectives for our current and future operations and business focus, litigation, our ability to retain, hire and integrate skilled personnel, our ability to identify and address increased cybersecurity risks, the anticipated growth prospects of our business, the expected benefits and other statements relating to our divestitures, including the sale of the B Medical Systems business, and acquisitions (including timing), the adequacy, effectiveness and success of cost saving plans and our business transformation initiatives, our ability to continue to identify acquisition targets and successfully acquire and integrate desirable products and services and realize expected revenues and revenue synergies, our adoption of newly issued accounting guidance, the levels of customer spending, the impact of inflation and tariffs, and the sufficiency of financial resources to support future operations and the remediation of material weaknesses in our internal control over financial reporting. These forward-looking statements are based on current expectations and involve risks, uncertainties, and other factors that may cause actual results, performance, or achievements to differ materially from those expressed or implied. Such factors include those set forth in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2025, or the 2025 Annual Report on Form 10-K, and in our other filings with the Securities and Exchange Commission, or SEC, such as our quarterly reports on Form 10-Q, including this Quarterly Report on Form 10-Q, and current reports on Form 8-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AZENTA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	March 31, 2026	September 30, 2025

Assets
Current assets
Cash and cash equivalents	$234,033	$279,783
Short-term marketable securities	146,484	61,137
Accounts receivable, net of allowance for expected credit losses ($4,481 and $4,649, respectively)	131,318	142,181
Inventories	78,510	74,956
Short-term restricted cash	2,410	2,359
Refundable income taxes	6,838	9,728
Prepaid expenses and other current assets	50,214	64,660
Current assets held for sale	77,178	73,535
Total current assets	726,985	708,339
Property, plant and equipment, net	171,832	153,954
Long-term marketable securities	177,831	201,585
Long-term deferred tax assets	501	726
Operating lease right-of-use assets	59,451	54,048
Goodwill	553,070	702,395
Intangible assets, net	91,433	101,814
Long-term income taxes receivable	45,600	45,600
Other assets	8,814	6,115
Noncurrent assets held for sale	68,372	85,006
Total assets	$1,903,889	$2,059,582
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$33,136	$37,722
Deferred revenue	39,013	31,569
Derivative liability	29,615	33,420
Accrued warranty and retrofit costs	4,157	4,713
Accrued compensation and benefits	29,146	35,799
Accrued customer deposits	36,217	26,499
Accrued income taxes payable	8,753	9,416
Accrued expenses and other current liabilities	45,739	30,268
Current liabilities held for sale	31,416	28,268
Total current liabilities	257,192	237,674
Long-term deferred tax liabilities	15,747	18,245
Long-term operating lease liabilities	55,711	51,244
Other long-term liabilities	10,892	11,142
Noncurrent liabilities held for sale	9,670	14,291
Total liabilities	349,212	332,596

Stockholders' equity
Preferred stock, $0.01 par value - 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value - 125,000,000 shares authorized, 59,553,293 shares issued and 46,091,424 shares outstanding at March 31, 2026; 59,320,848 shares issued and 45,858,979 shares outstanding at September 30, 2025	596	594
Additional paid-in capital	538,782	529,605
Accumulated other comprehensive loss	(27,471)	(22,213)
Treasury stock, at cost - 13,461,869 shares at March 31, 2026 and September 30, 2025	(200,956)	(200,956)
Retained earnings	1,243,726	1,419,956
Total stockholders' equity	1,554,677	1,726,986
Total liabilities and stockholders' equity	$1,903,889	$2,059,582
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Revenue
Products	$37,642	$41,955	$78,726	$85,782
Services	107,153	101,383	214,711	204,992
Total revenue	144,795	143,338	293,437	290,774
Cost of revenue
Products	22,122	24,994	46,871	49,035
Services	60,638	55,561	120,825	110,137
Total cost of revenue	82,760	80,555	167,696	159,172
Gross profit	62,035	62,783	125,741	131,602
Operating expenses
Research and development	9,433	7,602	18,622	14,715
Selling, general and administrative	67,887	69,795	128,498	139,771
Impairment of goodwill and intangible assets	149,083	—	149,083	—
Restructuring charges	1,422	3,580	2,565	4,011
Total operating expenses	227,825	80,977	298,768	158,497
Operating loss	(165,790)	(18,194)	(173,027)	(26,895)
Other income
Interest income, net	4,387	4,489	9,485	8,787
Other income, net	4,059	1,158	4,138	2,362
Loss from continuing operations before income taxes	(157,344)	(12,547)	(159,404)	(15,746)
Income tax (benefit) expense	(323)	7,243	2,807	11,117
Loss from continuing operations	(157,021)	(19,790)	(162,211)	(26,863)
Loss from discontinued operations, net of tax	(3,777)	(27,871)	(14,019)	(31,790)
Net loss	$(160,798)	$(47,661)	$(176,230)	$(58,653)
Basic net loss per share:
Loss from continuing operations	$(3.41)	$(0.43)	$(3.53)	$(0.59)
Loss from discontinued operations, net of tax	$(0.08)	$(0.61)	$(0.30)	$(0.70)
Basic net loss per share	$(3.49)	$(1.04)	$(3.83)	$(1.29)
Diluted net loss per share:
Loss from continuing operations	$(3.41)	$(0.43)	$(3.53)	$(0.59)
Loss from discontinued operations, net of tax	$(0.08)	$(0.61)	$(0.30)	$(0.70)
Diluted net loss per share	$(3.49)	$(1.04)	$(3.83)	$(1.29)
Weighted average shares used in computing net loss per share:
Basic	46,063	45,732	45,995	45,658
Diluted	46,063	45,732	45,995	45,658
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(In thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net loss	$(160,798)	$(47,661)	$(176,230)	$(58,653)
Other comprehensive income (loss), net of tax
Net investment hedge currency translation adjustment, net of tax effects of $0 for each of the three and six months ended March 31, 2026 and 2025	3,689	(10,500)	3,805	(5,088)
Foreign currency translation adjustments	(9,721)	23,400	(8,135)	(23,923)
Changes in unrealized losses on marketable securities, net of tax effects of $0 for each of the three and six months ended March 31, 2026 and 2025	(810)	200	(823)	363
Actuarial loss on pension plans, net of tax effects of $14 and $28 for the three and six months ended March 31, 2026, respectively, and $17 and $34 for the three and six months ended March 31, 2025, respectively	(53)	(50)	(105)	(100)
Total other comprehensive income (loss), net of tax	(6,895)	13,050	(5,258)	(28,748)
Comprehensive loss	$(167,693)	$(34,611)	$(181,488)	$(87,401)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(176,230)	$(58,653)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,650	32,053
Impairment of goodwill and intangible assets	149,083	—
Non-cash gain from settlement of preexisting contractual relationship	(3,858)	—
Loss on assets held for sale	15,965	31,848
Inventory write-downs and other asset write-offs	1,883	4,326
Stock-based compensation	10,420	13,453
Amortization and accretion on marketable securities	(682)	(983)
Deferred income taxes	(5,298)	(4,183)
Loss (gain) on disposals of property, plant and equipment	19	(7)
Changes in operating assets and liabilities:
Accounts receivable	8,541	6,713
Inventories	(6,700)	(5,780)
Accounts payable	(4,380)	1,981
Deferred revenue	7,141	12,042
Accrued warranty and retrofit costs	(122)	343
Accrued compensation and tax withholdings	(6,245)	(1,956)
Accrued restructuring costs	506	1,547
Other assets and liabilities	16,667	11,457
Net cash provided by operating activities	34,360	44,201
Cash flows from investing activities
Purchases of property, plant and equipment	(13,595)	(15,158)
Purchases of marketable securities	(328,835)	(236,237)
Sales and maturities of marketable securities	266,470	184,636
Acquisition of UK Biocentre, net of cash acquired	(11,017)	—
Proceeds from other investment	—	2,130
Net investment hedge settlement	—	3,043
Deposit received for the sale of B Medical Systems business	9,000	—
Net cash used in investing activities	(77,977)	(61,586)
Cash flows from financing activities
Proceeds from issuance of common stock	1,179	1,553
Payments of finance leases	(411)	(457)
Withholding tax payments on net share settlements on equity awards	(2,420)	—
Excise tax payment for settled share repurchases	—	(11,376)
Net cash used in financing activities	(1,652)	(10,280)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(2,128)	(4,459)
Net decrease in cash, cash equivalents and restricted cash	(47,397)	(32,124)
Cash, cash equivalents and restricted cash, beginning of period	296,685	320,990
Cash, cash equivalents and restricted cash, end of period	$249,288	$288,866
Supplemental disclosures:
Cash paid / (received) for income taxes, net	3,466	(4,594)
Purchases of property, plant and equipment included in accounts payable and accrued expenses	5,296	5,773

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
	March 31, 2026	September 30, 2025
Cash and cash equivalents of continuing operations	$234,033	$279,783
Cash included in current assets held for sale	8,763	13,206
Short-term restricted cash	2,410	2,359
Long-term restricted cash included in other assets	4,082	1,337
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$249,288	$296,685
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(In thousands, except share data)

	Common Stock Shares	Common Stock at Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Equity

Balance December 31, 2025	59,479,828	$595	$531,245	$(20,576)	$1,404,524	$(200,956)	$1,714,832
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	73,465	1	1,175	—	—	—	1,176
Stock-based compensation	—	—	6,362	—	—	—	6,362
Net loss	—	—	—	—	(160,798)	—	(160,798)
Net investment hedge currency translation adjustment, net of tax	—	—	—	3,689	—	—	3,689
Foreign currency translation adjustments	—	—	—	(9,721)	—	—	(9,721)
Changes in unrealized losses on marketable securities, net of tax	—	—	—	(810)	—	—	(810)
Actuarial loss on pension plans, net of tax	—	—	—	(53)	—	—	(53)
Balance March 31, 2026	59,553,293	$596	$538,782	$(27,471)	$1,243,726	$(200,956)	$1,554,677

Balance December 31, 2024	59,153,757	$592	$511,068	$(55,262)	$1,464,727	$(200,956)	$1,720,169
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	84,130	1	1,552	—	—	—	1,553
Stock-based compensation	—	—	8,341	—	—	—	8,341
Net loss	—	—	—	—	(47,661)	—	(47,661)
Net investment hedge currency translation adjustment, net of tax	—	—	—	(10,500)	—	—	(10,500)
Foreign currency translation adjustments	—	—	—	23,400	—	—	23,400
Changes in unrealized losses on marketable securities, net of tax	—	—	—	200	—	—	200
Actuarial loss on pension plans, net of tax	—	—	—	(50)	—	—	(50)
Balance March 31, 2025	59,237,887	$593	$520,961	$(42,212)	$1,417,066	$(200,956)	$1,695,452

	Common Stock Shares	Common Stock at Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Equity

Balance September 30, 2025	59,320,848	$594	$529,605	$(22,213)	$1,419,956	$(200,956)	$1,726,986
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	232,445	2	(1,243)	—	—	—	(1,241)
Stock-based compensation	—	—	10,420	—	—	—	10,420
Net loss	—	—	—	—	(176,230)	—	(176,230)
Net investment hedge currency translation adjustment, net of tax	—	—	—	3,805	—	—	3,805
Foreign currency translation adjustments	—	—	—	(8,135)	—	—	(8,135)
Changes in unrealized losses on marketable securities, net of tax	—	—	—	(823)	—	—	(823)
Actuarial loss on pension plans, net of tax	—	—	—	(105)	—	—	(105)
Balance March 31, 2026	59,553,293	$596	$538,782	$(27,471)	$1,243,726	$(200,956)	$1,554,677

Balance September 30, 2024	59,031,953	$590	$505,958	$(13,464)	$1,475,719	$(200,956)	$1,767,847
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	205,934	3	1,550	—	—	—	1,553
Stock-based compensation	—	—	13,453	—	—	—	13,453
Net loss	—	—	—	—	(58,653)	—	(58,653)
Net investment hedge currency translation adjustment, net of tax	—	—	—	(5,088)	—	—	(5,088)
Foreign currency translation adjustments	—	—	—	(23,923)	—	—	(23,923)
Changes in unrealized losses on marketable securities, net of tax	—	—	—	363	—	—	363
Actuarial loss on pension plans, net of tax	—	—	—	(100)	—	—	(100)
Balance March 31, 2025	59,237,887	$593	$520,961	$(42,212)	$1,417,066	$(200,956)	$1,695,452
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
On December 23, 2025, the Company, through a wholly-owned subsidiary, entered into a definitive Sale and Purchase Agreement (“Share Purchase Agreement”) with Thelema S.À R.L. (“Thelema”) for the sale of the B Medical Systems business. In accordance with the Share Purchase Agreement, Thelema is acquiring the B Medical Systems business for $63.0 million. Thelema has deposited $9.0 million with the Company and was expected to pay the remaining $54.0 million on or before March 31, 2026.
On March 27, 2026, the Company was informed by Thelema that it had not yet secured the financing required to complete the transaction and, solely as a result of the non‑satisfaction of that financing condition, the transaction did not close by March 31, 2026. Thelema indicated that it requires additional time to complete its financing arrangements. The transaction remains subject to the satisfaction of all closing conditions, including Thelema’s securing of the required financing, and there can be no assurance that the transaction will be completed on a revised timeline or at all. As of the issuance date of the accompanying Condensed Consolidated Financial Statements, the Share Purchase Agreement remains in effect and has not been amended. The Company remains committed to the plan and is actively working toward closing the transaction.

The Company determined that the B Medical Systems business met the “held for sale” criteria and “discontinued operations” criteria in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements (“FASB ASC 205”) as of November 12, 2024. Results related to the B Medical Systems business are included within discontinued operations. Please refer to Note 3, Discontinued Operations for further information about the discontinued business. The Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations, as well as the notes to the Condensed Consolidated Financial Statements, have been reclassified for all periods presented to reflect the discontinuation of the B Medical Systems business in accordance with FASB ASC 205. The discussion in these notes to Condensed Consolidated Financial Statements, unless otherwise stated, relate solely to the Company’s continuing operations.
Also included in discontinued operations is a loss contingency related to the Company's sale of the semiconductor cryogenics business to Edwards Vacuum LLC (a member of the Atlas Copco Group) in July 2019. The Company accrued a liability for the loss contingency and had an accrued liability of $2.1 million as of March 31, 2026.

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
Correction of An Immaterial Error
During the second quarter of 2026, the Company identified immaterial errors related to overstatement of cost of goods sold primarily in the first quarter of 2026. The Company evaluated the errors in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” codified in ASC 250, Accounting Changes and Error Corrections (“ASC 250”) and Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” and concluded that the errors were not material to the current or any previously issued financial statements and as such, the Company recorded the correction of these errors in the current period, which resulted in a $2.8 million reduction of cost of goods sold with an offset to inventory and accounts payable.

Revisions to Previously Issued Financial Statements
As previously disclosed in the 2025 Annual Report on Form 10-K, in connection with the preparation of its fiscal year 2025 consolidated financial statements, the Company identified errors in its consolidated financial statements for the years ended September 30, 2024 and 2023, as well as for interim periods within those years and the first three quarters and year-to-date periods within fiscal year 2025. Specifically, the Company's historical classification of certain operating expenses was misclassified between cost of revenue and operating expenses in its Consolidated Statement of Operations. The Company revised the previously issued financial statements for those periods to correct this error. Additionally, the Company corrected other previously identified immaterial misstatements, including (i) an understatement of the loss from discontinued operations for the interim period ended March 31, 2025, (ii) the effects of exchange rate changes on the Company’s foreign denominated restricted cash for periods within fiscal 2024, and (iii) certain other immaterial prior period errors. Information regarding the impact of the revision to the Company's previously issued Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Statements of Cash flows and Condensed Consolidated Balance Sheets for periods within fiscal 2025 is included in Note 20, Revision of Previously Issued Unaudited Quarterly Information in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2025 Annual Report on Form 10-K. The applicable accompanying notes to the Condensed Consolidated Financial Statements have also been revised for the impact of these adjustments.
The Company assessed the effect of the errors on prior periods under the guidance of ASC 250. Based on its assessment, the Company determined that the errors were not material to any previously issued financial statements.
The following table summarizes the impact of the revisions in the Condensed Consolidated Statement of Operations for the interim periods ended March 31, 2025 (in thousands, except per share data):

	Three months ended March 31, 2025
(unaudited)	As Previously Reported	Adjustments	As Revised
Revenue
Services	$101,463	$(80)	$101,383
Total revenue	143,418	(80)	143,338
Cost of revenue
Products	23,159	1,835	24,994
Services	54,373	1,188	55,561
Total cost of revenue	77,532	3,023	80,555
Gross profit	65,886	(3,103)	62,783
Operating expenses
Research and development	6,869	733	7,602
Selling, general and administrative	71,588	(1,793)	69,795
Total operating expenses	82,037	(1,060)	80,977
Operating loss	(16,151)	(2,043)	(18,194)
Loss from continuing operations before income taxes	(10,505)	(2,042)	(12,547)
Income tax expense	7,680	(437)	7,243
Loss from continuing operations	(18,185)	(1,605)	(19,790)
Loss from discontinued operations, net of tax	(22,271)	(5,600)	(27,871)
Net loss	$(40,456)	$(7,205)	$(47,661)

Basic net loss per share:
Loss from continuing operations	$(0.40)	$(0.03)	$(0.43)
Loss from discontinued operations, net of tax	(0.49)	(0.12)	(0.61)
Basic net loss per share	$(0.89)	$(0.15)	$(1.04)

Diluted net loss per share:
Loss from continuing operations	$(0.40)	$(0.03)	$(0.43)
Loss from discontinued operations, net of tax	(0.49)	(0.12)	(0.61)
Diluted net loss per share	$(0.89)	$(0.15)	$(1.04)

Weighted average shares used in computing net income (loss) per share:
Basic	45,732		45,732
Diluted	45,732		45,732

	Six months ended March 31, 2025
(unaudited)	As Previously Reported	Adjustments	As Revised
Revenue
Services	$205,146	$(154)	$204,992
Total revenue	290,928	(154)	290,774
Cost of revenue
Products	48,493	542	49,035
Services	107,878	2,259	110,137
Total cost of revenue	156,371	2,801	159,172
Gross profit	134,557	(2,955)	131,602
Operating expenses
Research and development	13,249	1,466	14,715
Selling, general and administrative	144,801	(5,030)	139,771
Total operating expenses	162,061	(3,564)	158,497
Operating loss	(27,504)	609	(26,895)
Loss from continuing operations before income taxes	(16,357)	611	(15,746)
Income tax expense	11,249	(132)	11,117
Loss from continuing operations	(27,606)	743	(26,863)
Loss from discontinued operations, net of tax	(26,190)	(5,600)	(31,790)
Net loss	$(53,796)	$(4,857)	$(58,653)

Basic net loss per share:
Loss from continuing operations	$(0.60)	$0.01	$(0.59)
Loss from discontinued operations, net of tax	$(0.57)	$(0.13)	$(0.70)
Basic net loss per share	$(1.17)	$(0.12)	$(1.29)

Diluted net loss per share:
Loss from continuing operations	$(0.60)	$0.01	$(0.59)
Loss from discontinued operations, net of tax	$(0.57)	$(0.13)	$(0.70)
Diluted net loss per share	$(1.17)	$(0.12)	$(1.29)

Weighted average shares used in computing net income (loss) per share:
Basic	45,658		45,658
Diluted	45,658		45,658
The following table summarizes the impact of the revisions in the Condensed Consolidated Statement of Comprehensive Income (Loss) for the interim periods ended March 31, 2025 (in thousands):

	Three months ended March 31, 2025
(unaudited)	As Previously Reported	Adjustments	As Revised
Net loss	$(40,456)	$(7,205)	$(47,661)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	23,438	(38)	23,400
Total other comprehensive income (loss), net of tax	13,088	(38)	13,050
Comprehensive income (loss)	$(27,368)	$(7,243)	$(34,611)

	Six months ended March 31, 2025
(unaudited)	As Previously Reported	Adjustments	As Revised
Net loss	$(53,796)	$(4,857)	$(58,653)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(23,860)	(63)	(23,923)
Total other comprehensive income (loss), net of tax	(28,685)	(63)	(28,748)
Comprehensive income (loss)	$(82,481)	$(4,920)	$(87,401)
The impact of the revisions on the Condensed Consolidated Statements of Stockholders' Equity for the three- and six-month interim periods ended March 31, 2025 was solely within net loss for errors impacting accumulated deficit and foreign currency translation adjustments as shown above.
The following table summarizes the impact of the revisions in the Condensed Consolidated Statement of Cash Flows for the interim period ended March 31, 2025 (in thousands):

	Six months ended March 31, 2025
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities
Net loss	$(53,796)	$(4,857)	$(58,653)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on assets held for sale	24,187	7,661	31,848
Deferred income taxes	(1,885)	(2,298)	(4,183)
Changes in operating assets and liabilities:
Inventories	(6,030)	250	(5,780)
Accounts Payable	1,864	117	1,981
Accrued compensation and tax withholdings	(2,379)	423	(1,956)
Other assets and liabilities	12,752	(1,295)	11,457
Net cash provided by operating activities	$44,201	$—	$44,201
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect amounts reported in the financial statements and notes thereto. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may differ from these estimates. Estimates are associated with recording accounts receivable, inventories, goodwill, intangible assets other than goodwill, long-lived assets, derivative financial instruments, deferred income taxes, warranty obligations, revenue over time, stock-based compensation expense, contingent consideration, and other accounts. The Company assesses the estimates on an ongoing basis and records changes in estimates in the period they occur and become known.
Foreign Currency Translation
Certain transactions of the Company and its subsidiaries are denominated in currencies other than their functional currency. Foreign currency exchange gains (losses) generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other income” in the Condensed Consolidated Statements of Operations. Net foreign currency transaction and remeasurement losses were $0.6 million and gains were $1.6 million for the three months ended March 31, 2026 and 2025, respectively. Net foreign currency transaction and remeasurement losses were $1.5 million and $1.1 million for the six months ended March 31, 2026 and 2025, respectively.

Recently Issued Accounting Pronouncements
In March 2024, the FASB issued Accounting Standards Update (“ASU”), 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU is intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. The Company will adopt this standard for the year ended September 30, 2026. The adoption of this standard will enhance the Company’s annual income tax disclosures but will not have an impact on its financial position or results of operations.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU simplifies the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. This update is effective for annual periods beginning after December 15, 2027. The ASU may be applied prospectively, retrospectively or using a modified transition approach. The Company is currently evaluating the impact of adoption of this ASU on its consolidated financial statements.
Other
For further information regarding the Company’s significant accounting policies, please refer to Note 2, Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2025 Annual Report on Form 10-K. There were no material changes to the Company’s critical accounting policies during the six months ended March 31, 2026.
3. Discontinued Operations
Disposition of B Medical Systems Business
On December 23, 2025, the Company entered into the Share Purchase Agreement with Thelema for the sale of the B Medical Systems business. Thelema is a private limited liability company incorporated under the laws of Luxembourg. The transaction is with a related party, as a current Vice President of the Company and Chief Executive Officer of the B Medical Systems business is Thelema’s majority owner. The terms of the Share Purchase Agreement were negotiated through a competitive auction process.
Thelema deposited $9.0 million with the Company upon entering into the Share Purchase Agreement and was expected to pay the remaining $54.0 million on or before March 31, 2026. On March 27, 2026, the Company was informed by Thelema that it had not yet secured the financing required to complete the transaction and, solely as a result of the non-satisfaction of that financing condition, the transaction did not close by March 31, 2026. As a result of Thelema’s failure to satisfy the financing condition by March 31, 2026, the Company or Thelema may terminate the Share Purchase Agreement, in which case the Company will retain $5.0 million from the $9.0 million deposit as a break-up fee. The $9.0 million deposit is recorded in the Condensed Consolidated Balance Sheets as “Cash and cash equivalents” and “Accrued expenses and other current liabilities” as of March 31, 2026.

The Company measured the B Medical Systems business at the lower of carrying value or fair value less cost to sell at each reporting period. During the three months ended December 31, 2025, the Company recorded $9.7 million of loss on assets held for sale based on the purchase price pursuant to the Share Purchase Agreement less estimated costs to sell. During the three months ended March 31, 2026, the Company recorded an additional $6.3 million of loss on assets held for sale due to an increase in the carrying value of the B Medical Systems business as of March 31, 2026. The loss on assets held for sale is included in “Loss from discontinued operations, net of tax” on the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2026 and is included as a valuation allowance or contra-asset account within “Noncurrent assets held for sale” on the Condensed Consolidated Balance Sheet as of March 31, 2026.
The following table presents the financial results of the B Medical Systems business, included within discontinued operations (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Revenue
Products	$19,266	$15,886	$30,280	$30,119
Services	3,527	1,320	5,616	4,678
Total revenue	22,793	17,206	35,896	34,797
Cost of revenue
Products	11,948	10,462	21,266	20,368
Services	3,040	1,071	5,690	5,893
Total cost of revenue	14,988	11,533	26,956	26,261
Gross profit	7,805	5,673	8,940	8,536
Operating expenses
Research and development	1,122	1,201	2,723	2,836
Selling, general and administrative	5,534	7,729	8,903	13,916
Loss on assets held for sale	6,269	31,848	15,965	31,848
Restructuring charges	183	364	299	678
Total operating expenses	13,108	41,142	27,890	49,278
Operating loss	(5,303)	(35,469)	(18,950)	(40,742)
Interest income (expense), net	—	(15)	1	(10)
Other income (expense), net	749	(604)	1,166	(74)
Loss before income taxes	(4,554)	(36,088)	(17,783)	(40,826)
Income tax benefit	(917)	(8,597)	(4,301)	(9,416)
Loss from discontinued operations, net of tax	$(3,637)	$(27,491)	$(13,482)	$(31,410)
The following table presents the significant non-cash items, capital expenditures and the deposit received from Thelema for the discontinued operations with respect to the B Medical Systems business that are included in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Depreciation and amortization	$—	$—	$—	$3,846
Capital expenditures	598	371	945	1,128
Loss on assets held for sale	6,269	31,848	15,965	31,848

The carrying value of the assets and liabilities of the discontinued operations with respect to the B Medical Systems business reflected as “held for sale” on the Condensed Consolidated Balance Sheets as of March 31, 2026 and September 30, 2025 was as follows (in thousands):

	March 31, 2026	September 30, 2025
Assets
Cash and cash equivalents	$8,763	$13,206
Accounts receivable, net	14,345	10,090
Inventories	42,508	42,137
Prepaid expenses and other current assets	11,562	8,102
Current assets held for sale	$77,178	$73,535

Property, plant and equipment, net	$50,697	$50,968
Intangibles, net	123,569	126,065
Other assets	4,805	4,828
Valuation allowance	(110,699)	(96,855)
Noncurrent assets held for sale	$68,372	$85,006

Liabilities
Accounts payable	$12,166	$11,710
Deferred revenue	3,516	1,543
Accrued warranty and retrofit costs	5,512	5,248
Accrued compensation and benefits	4,584	3,909
Accrued income taxes	740	760
Accrued expenses and other current liabilities	4,898	5,098
Current liabilities held for sale	$31,416	$28,268

Long-term deferred tax liabilities	6,654	9,639
Long-term operating lease liabilities	1,193	2,077
Other long-term liabilities	1,823	2,575
Noncurrent liabilities held for sale	$9,670	$14,291
Disposition of Semiconductor Business
As disclosed in the 2025 Annual Report on Form 10-K, the Company maintained an accrual of $2.1 million as of September 30, 2025 in relation to a dispute with Edwards Vacuum LLC (a member of the Atlas Copco Group), to whom the Company sold its semiconductor cryogenics business in 2019. No additional liability for this dispute was accrued during the six months ended March 31, 2026, and the status of that dispute has not changed. The Company’s motion to dismiss Edwards Vacuum LLC’s lawsuit filed on September 12, 2025 remains pending. As there is potential for unexpected subsequent developments and given the inherent unpredictability of these matters, there can be no assurance that the Company’s assessment of the dispute will reflect the ultimate outcome, and an adverse outcome could have a material adverse effect on the Company’s consolidated financial position and/or results of operations in particular quarterly or annual periods.

4. Business Combination
On March 4, 2026, the Company acquired UK Biocentre Limited (“UK Biocentre”), for a purchase price of approximately $27.5 million, net of cash acquired, including the $2.5 million estimated fair value of contingent consideration as of the measurement date. UK Biocentre is a provider of sample management, sample storage and high-

throughput sample processing services in the United Kingdom. The Company paid a total cash purchase price of $11.0 million, as adjusted for cash acquired.

Components of the purchase price as set forth below (in thousands):

Purchase Price	Fair Value
Cash paid at closing	$14,455
Transaction bonus paid on March 27, 2026	1,329
Preexisting contractual liability settlement	13,841
Transaction expenses	133
Contingent consideration	2,483
$32,241
UK Biocentre cash balance at closing	$4,767
Purchase price, net of cash acquired	$27,474

Cash paid, net of cash acquired	$11,017

The Company had a preexisting contractual relationship with UK Biocentre which was settled as part of the business combination. As a result, the Company recognized $3.9 million of non-cash gain from the settlement, which is included in “Other income, net” on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2026. The settlement of a $13.8 million payable to the Company under this preexisting contractual relationship is included in the $27.5 million purchase price.

UK Biocentre is eligible to receive a contingent cash payment of $2.5 million if and when a UK Biocentre contract with one of its key customers is renewed no later than September 28, 2028. Based on a long-term partnership and the customer's reliance on specialized services provided by UK Biocentre, the Company determined that the contract renewal is highly probable. Pursuant to ASC 805, Business Combinations (“ASC 805”), the Company estimated the fair value of the contingent consideration to equal the $2.5 million payment amount and recorded a $2.5 million liability within “Accrued expenses and other current liabilities” on the Condensed Consolidated Balance Sheets as of March 31, 2026. Each quarter, the Company is required to remeasure the fair value of this liability as assumptions change over time and any resulting adjustments in the fair value of this liability will be recorded in “Operating expenses” in the Company’s Consolidated Statements of Operations. The initial fair value measurement of the contingent consideration was based on significant inputs not observable in the market and classified within Level 3 of the fair value hierarchy described further in Note 2, Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2025 Annual Report on Form 10-K and in Note 13, Fair Value Measurements below.

The purchase price was allocated to UK Biocentre’s tangible and identifiable intangible assets acquired and liabilities assumed based on the estimated fair values as of March 4, 2026, as set forth below (in thousands):

Purchase Price Allocation	Fair Value
Accounts Receivable	$2,053
Inventory	846
Other assets	795
Operating lease right-of-use assets	3,176
Property and Equipment	22,263
Identifiable Intangible Assets:
Trademarks	1,039
Accounts Payable	(930)
Accruals	(3,708)
Operating lease liabilities	(3,176)
Goodwill	5,116
Total purchase price, net of cash acquired	$27,474

In performing the purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, and historical financial performance and estimates of future performance of UK Biocentre’s business. The allocation of the purchase price is preliminary as the Company continues to gather information supporting the acquired assets and liabilities. As part of the purchase price allocations, the Company determined the identifiable intangible assets were trademarks. The fair value of the intangible asset was estimated using the income approach, specifically the relief from royalty method for trademarks. The cash flows used in this estimate were based on estimates used to price the transaction, and the discount rate applied was benchmarked to the implied rate of return from the transaction and the weighted average cost of capital. The estimated useful life of trademarks is 7 years. The intangible assets acquired are expected to be amortized over the estimated useful life that approximate the pattern in which the economic benefits are expected to be realized. The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. The goodwill recorded in connection with the transaction largely reflects the expansion of Sample Repository Services in Europe. The goodwill is not expected to be deductible for income tax purposes.

The Company did not present pro forma financial information for its consolidated results of operations for the acquisition because such results are immaterial. UK Biocentre’s results of operations are reported in the Company’s Sample Management Solutions (“SMS”) segment from the date of acquisition.

5. Marketable Securities
The Company had sales and maturities of marketable securities of $123.8 million and $59.0 million in the three months ended March 31, 2026 and 2025, respectively. The Company had sales and maturities of marketable securities of $266.5 million and $184.6 million in the six months ended March 31, 2026 and 2025, respectively. There were immaterial realized gains or losses in each of the three and six months ended March 31, 2026 and 2025 on sales and maturities of marketable securities.
The following is a summary of the amortized cost and the fair value, including accrued interest receivable as well as unrealized gains (losses) on the Company's short-term and long-term marketable securities as of March 31, 2026 and September 30, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
March 31, 2026:
U.S. Treasury securities and obligations of U.S. government agencies	$240,421	$(420)	$22	$240,023
Bank certificates of deposit	1,285	—	—	1,285
Corporate securities	68,610	(325)	3	68,288
Municipal securities	14,675	—	44	14,719
	$324,991	$(745)	$69	$324,315
September 30, 2025:
U.S. Treasury securities and obligations of U.S. government agencies	$245,691	$(94)	$168	$245,765
Bank certificates of deposit	1,640	—	1	1,641
Corporate securities	4,199	—	—	4,199
Municipal securities	11,048	—	69	11,117
	$262,578	$(94)	$238	$262,722

The amortized cost and fair value of the marketable securities by contractual maturities as of March 31, 2026 are presented below (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$146,507	$146,484
Due after one year through five years	174,499	173,846
Due after ten years	3,985	3,985
Total marketable securities	$324,991	$324,315
Expected maturities could differ from contractual maturities because the security issuers may have the right to prepay obligations without prepayment penalties.
Unrealized gains and losses from fixed-income securities are primarily attributable to changes in interest rates. The Company does not believe any unrealized losses represent impairments based on the evaluation of the available evidence.
6. Derivative Instruments
The Company has transactions and balances denominated in currencies other than the functional currency of the transacting entity. Most of these transactions carry foreign exchange risk in Germany, the United Kingdom and China. The Company enters into foreign exchange contracts to reduce its exposure to currency fluctuations. Net gains and losses related to foreign exchange contracts are recorded as a component of “Other income, net” in the Condensed Consolidated Statements of Operations and were as follows for the three and six months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Realized gains (losses) on derivatives not designated as hedging instruments	$265	$(1,407)	$246	$(212)
The notional amounts of the Company’s derivative instruments as of March 31, 2026 and September 30, 2025 were as follows (in thousands):

	Hedge Designation	March 31, 2026	September 30, 2025
Cross-currency swap	Net Investment Hedge	$260,025	$260,025
Foreign exchange contracts	Undesignated	42,340	44,603
The fair values of the foreign exchange contracts are recorded in the Condensed Consolidated Balance Sheets as “Prepaid expenses and other current assets” and “Accrued expenses and other current liabilities”. Foreign exchange contract assets and liabilities are measured and reported at fair value based on observable market inputs and classified within Level 2 of the fair value hierarchy described further in Note 2, Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2025 Annual Report on Form 10-K and in Note 13, Fair Value Measurements below due to a lack of an active market for these contracts.
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
The unrealized losses of the cross-currency swaps were $29.6 million and $33.4 million and are recorded within a “Derivative liability” as of March 31, 2026 and September 30, 2025, respectively, in the Condensed Consolidated Balance Sheets.
The outstanding cross-currency swap is marked to market at each reporting period, representing the fair value of the cross-currency swap, any changes in fair value are recognized as a component of “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. The cross-currency swap is classified within Level 2 of the fair value hierarchy described in Note 2, Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2025 Annual Report on Form 10-K and in Note 13, Fair Value Measurements below.
Interest earned on the cross-currency swaps is recorded within “Interest income, net” in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2026 and 2025, the Company recorded interest income of $0.6 million and $0.8 million, respectively, on these instruments. For the six months ended March 31, 2026 and 2025, the Company recorded interest income of $1.8 million and $1.1 million, respectively, on these instruments.
7. Goodwill and Intangible Assets
The Company conducts an impairment assessment annually on April 1, or more frequently if impairment indicators are present. During the second quarter of fiscal year 2026, the Company assessed several events and circumstances that could affect the significant inputs used to determine the fair value of its reporting units, including updates to forecasted cash flows, increased uncertainty in the macroeconomic and geopolitical environment, and a sustained decline in its stock price. The Company concluded it was more likely than not the fair value of each of the SMS and Multiomics reporting units was less than their respective carrying amounts due to the combined impact of declining stock price and revised forecasts. As a result, the Company completed a quantitative goodwill impairment test for its reporting units in accordance with ASC 350, Intangibles – Goodwill (“ASC 350”) as of March 31, 2026.

For the quantitative goodwill impairment analysis performed, the Company compared the estimated fair values of each of its reporting units to their respective carrying amounts. The estimated fair value for each reporting unit was derived using the income approach and the market approach, weighted at 50% each as of March 31, 2026. The Discounted Cash Flow (“DCF”) Method was used in the income approach which reflected the Company’s assumptions regarding revenue growth rates, forecasted gross profit margins, operating expenses, capital expenditures, discount rates, terminal period growth rates, economic and market trends, and other expectations about the anticipated operating results of the SMS and Multiomics reporting units. The guideline company method was used in the market approach and publicly-traded companies in similar lines of business were identified and used in an analysis to estimate the fair value. Under the guideline company method, the Company made significant estimates and assumptions, primarily including the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industries in which the Company competes, and specific valuation multiples utilized to estimate the fair value of each reporting unit. Although the Company determined that estimates and assumptions used in the income approach and the market approach were reasonable, actual results may vary significantly and may expose it to material impairment charges in the future.

In the event the performance of any of the reporting units does not meet management expectations in the future, the Company experiences a prolonged macroeconomic or market downturn, or there are other negative revisions to key assumptions used in the analysis used to estimate fair value, the Company may be required to perform additional impairment analyses which could result in one or more additional impairment charges, any one of which could have a material and adverse effect on the Company's financial position and results of operations.

Based on the results of the Company's quantitative goodwill impairment analysis as of March 31, 2026, the carrying amounts of its Multiomics and SMS reporting units exceeded their respective fair values, resulting in non-cash impairment charges of $112.4 million for Multiomics and $36.6 million for SMS. The total goodwill impairment charge of $149.1 million was recorded within “Impairment of goodwill and intangible assets” in its Condensed Consolidated Statements of Operations during the three months ended March 31, 2026.

Prior to the quantitative goodwill impairment test, the Company tested the recoverability of long-lived assets and other assets of the SMS and Multiomics reporting units and concluded that such assets were not impaired as of March 31, 2026.

The following table sets forth the changes in the carrying amount of goodwill by operating and reportable segment since September 30, 2025 (in thousands).

	Sample Management Solutions	Multiomics	Total
Balance - September 30, 2025	$505,635	$196,760	$702,395
Acquisition of UK Biocentre	5,116	—	5,116
Impairment	(36,647)	(112,436)	(149,083)
Currency translation adjustments	(5,358)	—	(5,358)
Balance - March 31, 2026	$468,746	$84,324	$553,070

Accumulated goodwill impairments, March 31, 2026	$(36,647)	(112,436)	$(149,083)
The components of the Company’s identifiable intangible assets as of March 31, 2026 and September 30, 2025 are as follows (in thousands):

	March 31, 2026			September 30, 2025
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Patents	$1,220	$1,220	$—	$1,220	$1,220	$—
Completed technology	110,967	67,355	43,612	111,501	63,408	48,093
Trademarks and trade names	1,740	339	1,401	727	293	434
Customer relationships	249,155	202,735	46,420	248,846	195,559	53,287
Total	$363,082	$271,649	$91,433	$362,294	$260,480	$101,814

Amortization expenses for intangible assets were $5.6 million and $6.1 million, respectively, for the three months ended March 31, 2026 and 2025. Amortization expenses for intangible assets were $11.1 million and $12.2 million, respectively, for the six months ended March 31, 2026 and 2025.

Estimated future amortization expense for the intangible assets as of March 31, 2026 is as follows for the remainder of fiscal year 2026, the subsequent four fiscal years and thereafter (in thousands):

Remainder of fiscal year 2026	$11,316
2027	17,978
2028	15,108
2029	12,480
2030	10,904
Thereafter	23,647
Total	91,433

8. Restructuring
2024 Restructuring Plan
In the second quarter of fiscal year 2024, the Company launched initiatives designed to optimize resources for future growth and improve efficiency across its organization. The focus of the initiatives is to improve the Company’s profitability, which includes facilities consolidation, portfolio optimization, and organization structure simplification. The Company had additional restructuring actions during the three and six months ended March 31, 2026 under these initiatives and expects to complete the activities included in these initiatives by the end of fiscal year 2026. As of the date of issuance of the accompanying Condensed Consolidated Financial Statements, the Company has not identified restructuring actions related to these initiatives that will result in additional material charges. The Company expects to identify additional actions as it further refines its plan, and impact of the related initiatives will be recorded in future periods when specified criteria are met, including but not limited to, communication of benefit arrangements or when the costs have been incurred.
The majority of the restructuring expenses associated with the initiatives described above for the three and six months ended March 31, 2026 are severance costs. Of the total restructuring expenses for the three months ended March 31, 2026, $0.1 million related to the SMS segment and $1.3 million related to the Multiomics segment. Of the total restructuring expenses for the six months ended March 31, 2026, $1.3 million related to the SMS segment and $1.3 million related to the Multiomics segment.
The majority of restructuring expenses associated with the initiatives described above for the three and six months ended March 31, 2025 are severance and other related costs. Of the total restructuring expenses for the three months ended March 31, 2025, $1.4 million related to the SMS segment, $1.5 million related to the Multiomics segment, and $0.7 million related to Corporate. Of the total restructuring expenses for the six months ended March 31, 2025, $1.6 million related to the SMS segment, $1.6 million related to the Multiomics segment, and $0.8 million related to Corporate.
The following table presents restructuring charges recognized for the three and six months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Severance and related costs	$1,418	$3,449	$2,561	$3,769
Other	4	131	4	242
Total restructuring charges	$1,422	$3,580	$2,565	$4,011
The following table presents activity in the severance and related costs accruals for the six months ended March 31, 2026 and 2025 (in thousands):

	Six Months Ended March 31,
	2026	2025
Balance at beginning of period	$127	$755
Provisions	2,561	3,769
Payments	(2,159)	(3,260)
Balance at end of period	$529	$1,264

9. Supplementary Balance Sheet Information
Allowance for Expected Credit Losses
The allowance for expected credit losses for the six months ended March 31, 2026 and 2025 is as follows (in thousands):

	Six Months Ended March 31,
	2026	2025
Balance at beginning of period	$4,649	$5,349
Provisions	1,980	1,921
Payments received	(2,072)	(1,347)
Write-offs and adjustments	(76)	(299)
Balance at end of period	$4,481	$5,624
Inventories
The following is a summary of inventories at March 31, 2026 and September 30, 2025 (in thousands):

	March 31, 2026	September 30, 2025

Raw materials and purchased parts	$37,406	$33,319
Work-in-process	4,942	5,050
Finished goods	36,162	36,587
Total inventories	$78,510	$74,956
Inventory reserves were $7.7 million and $5.9 million, respectively, at March 31, 2026 and September 30, 2025.
Warranty and Retrofit Costs
The following is a summary of product and warranty retrofit activity for the six months ended March 31, 2026 and 2025 (in thousands):

	Six Months Ended March 31,
	2026	2025

Balance at beginning of period	$4,713	$5,213
Accruals for warranties during the period	400	698
Costs incurred during the period	(956)	(674)
Balance at end of period	$4,157	$5,237
10. Stockholders’ Equity
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
Accumulated Other Comprehensive Income (Loss)

The following is a summary of the components of accumulated other comprehensive income (loss), net of tax for the six months ended March 31, 2026 and 2025 (in thousands):

	Currency Translation Adjustments	Unrealized Gains (Losses) on Available- for-Sale Securities Net of Tax	Gains (Losses) on Derivative Net of Tax	Pension Liability Adjustments Net of Tax	Total
Balance at September 30, 2025	$(12,918)	$213	$(8,729)	$(779)	$(22,213)
Other comprehensive income (loss) before reclassifications	(8,135)	(895)	3,805	(88)	(5,313)
Amounts reclassified from accumulated other comprehensive income (loss)	—	72	—	(17)	55
Balance at March 31, 2026	$(21,053)	$(610)	$(4,924)	$(884)	$(27,471)

	Currency Translation Adjustments	Unrealized Gains (Losses) on Available- for-Sale Securities Net of Tax	Gains (Losses) on Derivative Net of Tax	Pension Liability Adjustments Net of Tax	Total
Balance at September 30, 2024	$(34,170)	$(263)	$21,468	$(499)	$(13,464)
Other comprehensive income (loss) before reclassifications	(23,923)	363	(5,088)	(136)	(28,784)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	36	36
Balance at March 31, 2025	$(58,093)	$100	$16,380	$(599)	$(42,212)
As described in Note 2, Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2025 Annual Report on Form 10-K, unrealized gains (losses) on available-for-sale marketable securities are reclassified from “Accumulated other comprehensive income (loss)” into results of operations at the time of the securities’ sale, gains (losses) on derivatives are the effective portions of changes in the fair value of the net investment hedges which are recorded in “Accumulated other comprehensive income (loss)”, and amounts reclassified from “Accumulated other comprehensive income (loss)” related to pension liability adjustments represent amortization of actuarial gains and losses.

11. Revenue from Contracts with Customers
Disaggregated Revenue
The Company disaggregates revenue from contracts with customers in a manner that depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following is revenue by significant business line for the three and six months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Significant Business Line
Multiomics	$63,704	$63,522	$130,922	$129,820
Core Products (1)	44,300	47,889	91,907	97,514
Sample Repository Services	36,791	31,927	70,608	63,440
Total revenue	$144,795	$143,338	$293,437	$290,774
(1)Core Products are Automated Stores, Cryogenic Systems, Automated Sample Tube, Consumables and Instruments and Controlled Rate Thawing Devices.
Contract Balances
Accounts Receivable, Net. Accounts receivable represents rights to consideration in exchange for products or services that have been transferred by the Company, when payment is unconditional and only the passage of time is required before payment is due. Accounts receivable do not bear interest and are recorded at the invoiced amount. The Company maintains an allowance for expected credit losses representing its best estimate of probable credit losses related to its existing accounts receivable and their net realizable value. The Company determines the allowance for expected credit losses based on a number of factors, including an evaluation of customer credit worthiness, the age of the outstanding receivables, economic trends, historical experience, and other information through the payment periods. Accounts receivable, net were $131.3 million and $142.2 million at March 31, 2026 and September 30, 2025, respectively.
Contract Assets. Contract assets represent rights to consideration in exchange for products or services that have been transferred by the Company and payment is conditional on something other than the passage of time. These amounts typically relate to contracts where the right to invoice the customer is not present until completion of the contract or the achievement of specified milestones and the value of the products or services transferred exceed this constraint. Contract assets are classified as current as they are expected to convert to cash within one year. Contract asset balances which are included within “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheet, were $27.5 million and $37.3 million at March 31, 2026 and September 30, 2025, respectively. Revenue of $15.8 million and $19.8 million recognized, respectively, during the six months ended March 31, 2026 and 2025 contributed to the contract asset balances at March 31, 2026 and March 31, 2025, respectively. As part of the preparation of the accompanying Condensed Consolidated Financial Statements for the quarter ended March 31, 2026, the Company corrected the previously disclosed amount of revenue contributed to the contract asset balance from $29.2 million to $19.8 million during the six months ended March 31, 2025 and from 49.4 million to $30.5 million during the nine months ended June 30, 2025.

Contract Liabilities. Contract liabilities represent the Company’s obligation to transfer products or services to a customer for which consideration has been received, or for which an amount of consideration is due from the customer. Contract assets and liabilities are reported on a net basis at the contract level, depending on the contract’s position at the end of each reporting period. Contract liabilities are included within “Deferred revenue” and "Other long-term liabilities" in the Condensed Consolidated Balance Sheet. Contract liabilities were $42.6 million and $34.5 million at March 31, 2026 and September 30, 2025, respectively. The Company recognized revenues of $15.3 million and $14.6 million in the six months ended March 31, 2026 and 2025, respectively, that were included in the contract liability balance at the beginning of each period.
Remaining Performance Obligations. Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year and for which fulfillment of the contract has started as of the end of the reporting period. The aggregate amount of transaction consideration allocated to remaining performance obligations as of March 31, 2026 was $64.4 million. The following table summarizes when the Company expects to transfer control of the remaining performance obligations and recognize the corresponding revenue (in thousands):

	As of March 31, 2026
	Less than 1 Year	Greater than 1 Year	Total
Remaining performance obligations	$51,323	$13,103	$64,426
12. Stock-Based Compensation
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
2020 Equity Incentive Plan
The following table reflects stock-based compensation expense for continuing operations recorded during the three and six months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Restricted stock units	$6,048	$7,820	$9,670	$12,435
Employee stock purchase plan	220	211	460	469
Total stock-based compensation expense	$6,268	$8,031	$10,130	$12,904
The Company recorded $0.1 million and $0.3 million of stock-based compensation expense for discontinued operations during the three months ended March 31, 2026 and 2025, respectively. The Company recorded $0.3 million and $0.5 million of stock-based compensation expense for discontinued operations during the six months ended March 31, 2026 and 2025, respectively.
Restricted Stock Unit Activity
The following table summarizes restricted stock unit activity for the six months ended March 31, 2026:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding as of September 30, 2025	1,029,834	$49.29
Granted	747,303	$41.87
Vested	(267,992)	$47.62
Forfeited	(230,608)	$54.90
Outstanding as of March 31, 2026	1,278,537	$44.29
Awards vested during the six months ended March 31, 2026 per the table above include 7,071 shares for discontinued operations. The fair value of restricted stock units vested during the six months ended March 31, 2026 was $7.8 million for continuing operations.
As of March 31, 2026, the future unrecognized stock-based compensation expense related to restricted stock units for continuing operations expected to vest is $37.5 million and is expected to be recognized over an estimated weighted average amortization period of 1.8 years.

Restricted stock units granted with performance goals may also have a required service period following the achievement of all or a portion of the performance goals. The following table reflects restricted stock units granted during the six months ended March 31, 2026 and 2025:

	Six Months Ended March 31,
	2026	2025
Time-based restricted stock units	502,794	403,150
Performance-based restricted stock units	244,509	155,689
Total units	747,303	558,839
All restricted stock units granted during the six months ended March 31, 2026 and 2025 included in the table above relate to continuing operations.
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
In October 2023, the Company’s Board of Directors approved an amendment to the performance goals associated with the previously issued performance-based restricted stock units for all impacted employees, excluding members of the Company's executive team. The performance goals, as amended, were more reflective of the then current macroeconomic environment and consideration toward employee retention in the competitive life sciences industry. Before the amendment, the original performance goals were not expected to be satisfied. Subsequent to the amendment, vesting became probable based on the forecasted achievement of the amended performance goals. The amendment of these restricted stock units is treated as a modification with the total compensation cost of $2.2 million recognized over the service period through November 2025. The Company recorded expense of $0.2 million in the three and six months ended March 31, 2026 related to the modified awards. The Company recorded expense of $0.3 million and $0.9 million in the three and six months ended March 31, 2025, respectively, related to the modified awards.
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

13. Fair Value Measurements
See Note 2, Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2025 Annual Report on Form 10-K for information on the fair value hierarchy and the level of inputs used by the Company in determining fair value.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables summarize assets and liabilities measured and recorded at fair value on a recurring basis in the Condensed Consolidated Balance Sheets as of March 31, 2026 and September 30, 2025 (in thousands):

	As of March 31, 2026
Description	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$125,187	$124,260	$927	$—
Available-for-sale securities	324,315	91,754	232,561	—
Investment in equity securities	2,100	—	—	2,100
Foreign exchange contracts	165	—	165	—
Total assets	$451,767	$216,014	$233,653	$2,100
Liabilities:
Net investment hedge	29,615	—	29,615	—
Contingent consideration	2,483	—	—	2,483
Foreign exchange contracts	18	—	18	—
Total liabilities	$32,116	$—	$29,633	$2,483

	As of September 30, 2025
Description	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$149,790	$148,539	$1,251	$—
Available-for-sale securities	262,722	8,027	254,695	—
Investment in equity securities	2,100	—	—	2,100
Foreign exchange contracts	21	—	21	—
Total assets	$414,633	$156,566	$255,967	$2,100
Liabilities:
Net investment hedge	33,420	—	33,420	—
Foreign exchange contracts	120	$—	120	$—
Total liabilities	$33,540	$—	$33,540	$—
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

Available-For-Sale Securities
Available-for-sale securities primarily consist of U.S. government backed securities and highly rated corporate debt securities, which are classified as Level 1. Investments classified as Level 2 consist of debt securities that are valued using matrix pricing and benchmarking because they are not actively traded and bank certificates of deposit.
Investment in Equity Securities
During the first quarter of fiscal year 2025, the Company converted $2.0 million in principal amount of convertible notes it purchased in the third quarter of fiscal year 2024 from a private company into 420,000 shares of preferred stock of the private company. As of the conversion, the fair value of the convertible notes was $2.1 million and the conversion did not result in the recognition of additional gain or loss on the convertible notes. The shares of preferred stock are equity securities and within the scope of ASC 321, Investments - Equity Securities. The Company elected the measurement alternative for its investment in the shares of preferred stock because the shares do not have a readily determinable fair value. As of March 31, 2026, the carrying value of the investment in the shares of preferred stock was $2.1 million and is included in “Other assets” on the Condensed Consolidated Balance Sheets. The fair value determination is classified as Level 3 based on unobservable inputs which were based on the best information available in the circumstance, including transaction pricing, recent acquisition, and market participant assumptions. The unobservable inputs used in the determination of the fair value of assets classified as Level 3 have an inherent measurement uncertainty that if changed could result in higher or lower fair value measurements of the assets as of the reporting date.
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
Contingent Consideration
Contingent consideration is measured and reported at fair value based on the unobservable inputs and classified as Level 3 of the fair value hierarchy. The amount is contingent based on the renewal of a certain contract of the acquired business no later than September 28, 2028. Please refer to Note 4, Business Combination for further detail. Changes in the fair value of contingent consideration resulting from a change in the underlying inputs will be recognized in results of operations until the arrangement is settled.
Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
During the three and six months ended March 31, 2026 and 2025, the Company did not record any impairments on its financial assets or liabilities required to be measured at fair value on a nonrecurring basis.
14. Income Taxes
The Company recorded income tax benefit of $0.3 million and income tax expense of $2.8 million during the three and six months ended March 31, 2026, respectively, which were primarily driven by the profit mix in foreign jurisdictions, valuation allowance implications in the United States and state income taxes in jurisdictions where the Company does not have a net operating loss carry over.
The Company recorded income tax expense of $7.2 million and $11.1 million during the three and six months ended March 31, 2025, respectively. The tax expense for both periods was primarily driven by a $6.6 million tax expense related to the outside basis difference in a China subsidiary. The tax expense in each period was also driven by the profits in foreign jurisdictions and state income taxes in jurisdictions where the Company does not have a net operating loss carryover.

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
15. Net Income (Loss) per Share
The calculations of basic and diluted net loss per share and basic and diluted weighted average shares outstanding are as follows for the three and six months ended March 31, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Loss from continuing operations	$(157,021)	$(19,790)	$(162,211)	$(26,863)
Loss from discontinued operations, net of tax	(3,777)	(27,871)	(14,019)	(31,790)
Net loss	$(160,798)	$(47,661)	$(176,230)	$(58,653)

Weighted average common shares outstanding used in computing basic loss per share	46,063	45,732	45,995	45,658
Weighted average common shares outstanding used in computing diluted loss per share	46,063	45,732	45,995	45,658

Basic net loss per share:
Loss from continuing operations	$(3.41)	$(0.43)	$(3.53)	$(0.59)
Loss from discontinued operations, net of tax	$(0.08)	$(0.61)	$(0.30)	$(0.70)
Basic net loss per share	$(3.49)	$(1.04)	$(3.83)	$(1.29)

Diluted net loss per share:
Loss from continuing operations	$(3.41)	$(0.43)	$(3.53)	$(0.59)
Loss from discontinued operations, net of tax	$(0.08)	$(0.61)	$(0.30)	$(0.70)
Diluted net loss per share	$(3.49)	$(1.04)	$(3.83)	$(1.29)
For the three and six months ended March 31, 2026 and 2025, outstanding restricted stock units and shares issued by the Company under the employee stock purchase plan were excluded from the computation of diluted loss per share as their effect would be antidilutive to earnings per share for continuing operations. The following table contains all potentially dilutive common stock equivalents for the three and six months ended March 31, 2026 and 2025.

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Time-based restricted stock units	16,902	81,167	71,339	110,447
Performance-based restricted stock units	93,130	83,071	104,190	70,898
Employee stock purchase plan	10,815	6,714	6,220	3,243
Total	120,847	170,952	181,749	184,588
16. Segment and Geographic Information
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
As of November 12, 2024, the Company’s B Medical Systems business met the “held for sale” criteria and “discontinued operations” criteria in accordance with FASB ASC 205 and the results of the B Medical Systems business are included within discontinued operations. As a result, the Company’s continuing operations includes the following two operating and reportable segments:
•Sample Management Solutions. The SMS business resources operate as a single business unit offering end-to-end sample management products and services, including: Sample Repository Services and Core Products (Automated Stores, Cryogenic Systems, Automated Sample Tube, Consumables and Instruments and Controlled Rate Thawing Devices).
•Multiomics. The Multiomics business resources operate as a single business unit offering genomic and other sample analysis services, including gene sequencing, gene synthesis and related services.
Management considers adjusted operating income (loss) as the performance metric when evaluating each segment’s operations. The Company uses this measure because it enables the CODM and management to understand and evaluate the segments’ core operating results and facilitates comparison of performance for determining compensation.
The CODM regularly uses segment adjusted operating income (loss) in the monthly and quarterly business review processes, and this measure serves as the basis for the CODM’s evaluation of segment performance and related resource allocation considerations. During these processes, the CODM considers budget-to-actual variances in adjusted operating income (loss) to evaluate both internal factors (for example, changes in selling prices, strategic growth investments, productivity and business mix) and external factors (for example, inflation and foreign currency), events and conditions.

The following is the summary of the financial information for the Company’s reportable segments for the three and six months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Revenue:
Sample Management Solutions	$81,091	$79,816	$162,515	$160,954
Multiomics	63,704	63,522	130,922	129,820
Total revenue	$144,795	$143,338	$293,437	$290,774

Adjusted operating income (loss):
Sample Management Solutions	$3,115	$2,809	$8,092	$7,580
Multiomics	(10,067)	(5,536)	(14,427)	(7,843)
Segment adjusted operating loss	$(6,952)	$(2,727)	$(6,335)	$(263)

Amortization of completed technology	2,076	2,308	3,935	3,808
Amortization of other intangible assets	3,563	3,803	7,113	8,376
Transformation costs (1)	440	5,183	1,642	8,229
Restructuring charges	1,422	3,580	2,565	4,011
Impairment of goodwill and intangible assets	149,083	—	149,083	—
Merger and acquisition costs (2)	2,175	688	2,188	2,258
Other miscellaneous expenses	79	(95)	166	(50)
Total operating loss	(165,790)	(18,194)	(173,027)	(26,895)
Interest income, net	4,387	4,489	9,485	8,787
Other income, net	4,059	1,158	4,138	2,362
Loss from continuing operations before income taxes	$(157,344)	$(12,547)	$(159,404)	$(15,746)
(1)Transformation costs represent non-recurring expenses for strategic projects with anticipated long-term benefits to the Company focused on cost reduction and productivity improvement that do not meet the definition of restructuring charges. These costs are directed at simplifying, standardizing, streamlining, and optimizing the Company’s operations, processes and systems to permanently alter the Company’s operations for the long term. For a project to be considered transformational, successful completion of the project must be expected to bring long-term material benefits to the organization and involve significant changes to process and/or underlying technology. Transformation costs primarily relate to one time asset write downs associated with changes in technology, one-time inventory write downs relating to restructuring actions, and third-party consulting costs associated with process and systems re-design.
(2)Includes expenses related to governance-related matters.
Adjusted operating income (loss) excludes charges related to amortization of intangible assets, transformation costs, restructuring charges, merger and acquisition costs, costs related to governance-related matters, and other miscellaneous expenses.
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

Sample Management Solutions	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025

Total revenue	$81,091	$79,816	$162,515	$160,954
Less: Adjusted cost of revenue	42,618	42,229	87,083	83,524
Less: Adjusted operating expenses	35,358	34,778	67,340	69,850
Adjusted operating income	$3,115	$2,809	$8,092	$7,580

Other Information
Depreciation Expense	$3,317	$2,914	$6,448	$5,552

Multiomics	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025

Total revenue	$63,704	$63,522	$130,922	$129,820
Less: Adjusted cost of revenue	38,066	36,027	76,678	71,788
Less: Adjusted operating expenses	35,705	33,031	68,671	65,875
Adjusted operating loss	$(10,067)	$(5,536)	$(14,427)	$(7,843)

Other Information
Depreciation Expense	$3,955	$3,649	$7,940	$7,322
The following is the summary of the asset information for the Company’s reportable segments as of March 31, 2026 and September 30, 2025 (in thousands):

Assets:	March 31, 2026	September 30, 2025
Sample Management Solutions	$817,808	$854,402
Multiomics	322,731	445,212
Total assets	$1,140,539	$1,299,614
The following is a reconciliation of the segment assets to the corresponding amounts presented in the Condensed Consolidated Balance Sheets as of March 31, 2026 and September 30, 2025 (in thousands):

	March 31, 2026	September 30, 2025
Segment assets	$1,140,539	$1,299,614
Cash and cash equivalents, restricted cash and marketable securities	564,840	546,201
Deferred tax assets	501	726
General corporate assets	52,459	54,500
Current and noncurrent assets held for sale	145,550	158,541
Total assets	$1,903,889	$2,059,582

Revenue from external customers is attributed to geographic areas based on locations in which the product is shipped. Net revenue by geographic area for the three and six months ended March 31, 2026 and 2025 are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Geographic Location:
United States	$83,024	$89,937	$170,437	$183,403
China	16,892	12,739	34,824	27,626
United Kingdom	10,397	8,011	20,386	15,738
Rest of Europe	25,869	25,259	52,370	49,578
Asia Pacific (Excluding China)	7,528	6,371	13,210	12,077
Other	1,085	1,021	2,210	2,352
Total revenue	$144,795	$143,338	$293,437	$290,774
Net long-lived assets, excluding goodwill and other intangible assets, by geographic area as of March 31, 2026 and September 30, 2025 (in thousands):

	March 31, 2026	September 30, 2025
United States	$116,187	$116,681
China	57,681	56,715
Europe	15,272	16,674
United Kingdom	38,943	14,338
Asia Pacific (Excluding China)	3,146	3,505
Other	54	89
Total long-lived assets, net	$231,283	$208,002
For the three and six months ended March 31, 2026 and 2025, the Company did not have any individual customers that accounted for 10% or more of its consolidated revenue. As of March 31, 2026 and September 30, 2025, there were no customers that accounted for more than 10% of the Company's accounts receivable balance.
17. Commitments and Contingencies
Contingencies
The Company is subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. The Company cannot predict the ultimate outcome of such legal proceedings or, in certain instances, provide reasonable ranges of potential losses. The Company considers all claims on a quarterly basis and based on known facts assesses whether potential losses are considered reasonably possible, probable, and estimable. Based upon this assessment, the Company then evaluates disclosure requirements and whether to accrue for such claims in the Condensed Consolidated Financial Statements. At March 31, 2026 and as of the date of filing of these Condensed Consolidated Financial Statements, the Company believes that no new material provision for liability nor new disclosure is required related to any claims. As there is potential for unexpected subsequent developments and given the inherent unpredictability of these matters, there can be no assurance that the Company’s assessment of any claim will reflect the ultimate outcome, and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated financial position or results of operations in particular quarterly or annual periods.
Purchase Commitments
As of March 31, 2026, the Company had non-cancellable commitments of $41.1 million, comprised of purchase orders for inventory of $20.4 million and other operating expense commitments of $20.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes contained in the 2025 Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below and in the forward-looking statements. Factors that could cause or contribute to these differences include, without limitation, those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, as well as those described in the 2025 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q under “Information Related to Forward-Looking Statements”, Part I, Item 1A “Risk Factors” in the 2025 Annual Report on Form 10-K and Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. All dollar amounts in the below MD&A are presented in U.S. dollars, unless otherwise noted or the context otherwise provides.
As previously disclosed in the 2025 Annual Report on Form 10-K, in connection with the preparation of the fiscal year 2025 consolidated financial statements, we identified errors in our previously issued financial statements. We evaluated the impact of the errors and concluded they were not material, individually or in the aggregate, to any previously issued interim or annual consolidated financial statements. The figures for the three and six months ended March 31, 2025 in this MD&A have been revised, where applicable, to reflect the impact of such corrections. Information regarding the impact of the revision to our previously issued condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of cash flows and condensed consolidated balance sheets for periods within fiscal 2025 is included in Note 20, Revision of Previously Issued Unaudited Quarterly Information, in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2025 Annual Report on Form 10-K.
Our MD&A is organized as follows:
•Overview. This section provides a general description of our business and operating segments as well as a brief discussion and overall analysis of our business and financial performance, including key developments affecting us during the three and six months ended March 31, 2026 and 2025.
•Critical Accounting Policies and Estimates. This section discusses accounting policies and estimates that require us to exercise subjective or complex judgments in their application. We believe these accounting policies and estimates are important to understanding the assumptions and judgments incorporated in our reported financial results.
•Results of Operations. This section provides an analysis of our financial results for the three and six months ended March 31, 2026 compared to the three and six months ended March 31, 2025.
•Liquidity and Capital Resources. This section provides an analysis of our liquidity and changes in cash flows as well as a discussion of contractual commitments.
Disposition of B Medical Systems Business
On December 23, 2025, we entered into a definitive Sale and Purchase Agreement, or the Share Purchase Agreement with Thelema S.À R.L. or Thelema for the sale of the B Medical Systems business. In accordance with the Share Purchase Agreement, Thelema is acquiring the B Medical Systems business for $63.0 million. Thelema has deposited $9.0 million with us and was expected to pay the remaining $54.0 million on or before March 31, 2026. On March 27, 2026, we were informed by Thelema that it had not yet secured the financing required to complete the transaction and, solely as a result of the non‑satisfaction of that financing condition, the transaction did not close by March 31, 2026. Thelema indicated that it requires additional time to complete its financing arrangements. The transaction remains subject to the satisfaction of all closing conditions, including Thelema’s securing of the required financing, and there can be no assurance that the transaction will be completed on a revised timeline or at all. See Note 3, Discontinued Operations in the notes to the unaudited condensed consolidated financial statements included in the section titled “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about the sale and the B Medical Systems business.
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
OVERVIEW
We are a leading global provider of biological and chemical compound sample exploration and management solutions for the life sciences industry. We entered the life sciences market in 2011, leveraging our in-house precision automation and cryogenics capabilities that we were then applying in the semiconductor manufacturing market. This led us to develop solutions for automated ultra-cold storage. Since then, we have expanded our life sciences offerings through internal investments and through a series of acquisitions. We support our customers from research and clinical development to commercialization with our sample management and automated storage systems, as well as genomic services expertise to help our customers bring impactful therapies to market faster. We understand the importance of sample integrity and offer a broad portfolio of products and services supporting customers at every stage of the life cycle of samples including procurement, automated storage systems, genomic services and a multitude of sample consumables, informatics and data software, along with sample repository services. Our expertise, global footprint and leadership positions enable us to be a trusted global partner to pharmaceutical, biotechnology and life sciences research institutions. In total, we employ approximately 2,900 full-time employees, part-time employees and contingent workers worldwide as of March 31, 2026 and have sales in approximately 83 countries. We are headquartered in Burlington, Massachusetts and have operations in North America, Asia, and Europe.
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
Acquisition of UK Biocentre
On March 4, 2026, we acquired UK Biocentre Limited, or UK Biocentre, for a purchase price of approximately $27.5 million, net of cash acquired, including contingent consideration which the Company estimated the fair value to be $2.5 million as of the measurement date. UK Biocentre is a provider of sample management, sample storage and high-throughput sample processing services in the United Kingdom. UK Biocentre’s results of operations are reported in the Sample Management Solutions, or SMS, segment from the date of acquisition.

The acquisition strengthens our ability to deliver end-to-end lifecycle solutions in the United Kingdom, a life science research epicenter, while expanding our presence in Europe by establishing UK Biocentre as a European-wide operational hub to support pharmaceutical, biotechnology, academic, and public health customers across the region. This major hub will support our already established biorepository in Griesheim, Germany with current and new customers benefiting from expanded sample storage automated capabilities, reliable and fully integrated sample management and processing services, and a broader European footprint to support the region.

Segments
Within our Sample Management Solutions, or SMS, segment, we operate as a single business unit offering end-to-end sample management products and services, including: Sample Repository Services and Core Products (Automated Stores, Cryogenic Systems, Automated Sample Tube, Consumables and Instruments and Controlled Rate Thawing Devices). This portfolio provides customers with a high level of sample quality, security, availability, intelligence and integrity throughout the lifecycle of samples, providing customers with complete end-to-end “cold chain of custody” capabilities. We also offer expert-level consultation services to our clients throughout their experimental design and implementation processes.
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

Business and Financial Performance
Basis of Presentation
Our condensed consolidated financial statements are prepared in accordance with GAAP.
Financial Performance
Our performance for the three and six months ended March 31, 2026 and 2025 is as follows:

	Three months ended March 31,		Six months ended March 31,
In thousands	2026	2025	2026	2025
Revenue	$144,795	$143,338	$293,437	$290,774
Cost of revenue	82,760	80,555	167,696	159,172
Gross profit	62,035	62,783	125,741	131,602
Operating expenses
Research and development	9,433	7,602	18,622	14,715
Selling, general and administrative	67,887	69,795	128,498	139,771
Impairment of goodwill and intangible assets	149,083	—	149,083	—
Restructuring charges	1,422	3,580	2,565	4,011
Total operating expenses	227,825	80,977	298,768	158,497
Operating loss	(165,790)	(18,194)	(173,027)	(26,895)
Other income
Interest income, net	4,387	4,489	9,485	8,787
Other income, net	4,059	1,158	4,138	2,362
Loss from continuing operations before income taxes	(157,344)	(12,547)	(159,404)	(15,746)
Income tax (benefit) expense	(323)	7,243	2,807	11,117
Loss from continuing operations	(157,021)	(19,790)	(162,211)	(26,863)
Loss from discontinued operations, net of tax	(3,777)	(27,871)	(14,019)	(31,790)
Net loss	$(160,798)	$(47,661)	$(176,230)	$(58,653)
Revenue increased 1% for each of the three and six months ended March 31, 2026 compared to the corresponding periods in the prior fiscal year, mainly driven by revenue growth in both operating segments. The revenue growth in our SMS segment for the three and six months ended March 31, 2026 compared to the corresponding periods in the prior fiscal year was primarily driven by higher revenue in Sample Storage, Product Services and Consumables and Instruments, partially offset by lower revenues in Core Products, particularly in Automated Stores and Cryogenic Systems. The revenue growth in our Multiomics segment for the three and six months ended March 31, 2026 compared to the corresponding periods in the prior fiscal year was primarily driven by Next Generation Sequencing services and Gene Synthesis services, partially offset by a decline in Sanger Sequencing services. Gross margin was 43% for each of the three and six months ended March 31, 2026 compared to 44% and 45%, respectively, for the corresponding periods in the prior fiscal year. The decreases were primarily due to lost fixed-cost leverage from lower North America sales volume for Sanger Sequencing services and higher rework cost incurred on Automated Stores projects and an increase in excess and obsolete inventory reserves, partially offset by improved operational efficiencies and favorable impact from a correction for prior period cost of goods sold. Operating expenses for the three and six months ended March 31, 2026 increased $146.8 million and $140.3 million, respectively, compared to the corresponding periods in the prior fiscal year, primarily driven by a non-cash goodwill impairment charge of $149.1 million related to the Multiomics and SMS segments, partially offset by lower selling, general and administrative expenses. We generated a net loss from continuing operations of $157.0 million and $162.2 million, respectively, for the three and six months ended March 31, 2026 compared to a net loss from continuing operations of $19.8 million and $26.9 million, respectively, for the three and six months ended March 31, 2025. The increased net loss from continuing operations was primarily driven by the non-cash goodwill impairment charge of $149.1 million, partially offset by lower income tax expense. We generated a net loss from discontinued operations, net of tax, of $3.8 million and $14.0 million, respectively, for the three and six months ended March 31, 2026 compared to a net loss from discontinued operations, net of tax, of $27.9 million and $31.8 million, respectively, for the three and six months ended March 31, 2025.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of the interim condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities, including contingent consideration. On an ongoing basis, we evaluate our estimates based on historical experience and consider various other assumptions that are believed to be reasonable under the circumstances. We evaluate current and anticipated worldwide economic conditions, both in general and specifically in relation to the life sciences industry, that serve as a basis for making judgments about the carrying values of assets and liabilities that are not readily determinable based on information from other sources. Actual results may differ from these estimates under different assumptions or conditions that could have a material impact on our financial condition and results of operations.
The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are described under Critical Accounting Policies and Estimates included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2025 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies or estimates from those set forth in our Annual Report on Form 10-K.
RESULTS OF OPERATIONS
Please refer to the commentary provided below for further discussion and analysis of the factors contributing to our results of operations for the three and six months ended March 31, 2026 compared to the three and six months ended March 31, 2025.
Non-GAAP Financial Measures
Non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. Management adjusts the GAAP results for the impact of amortization of intangible assets, impairment of goodwill and intangible assets, transformation costs, restructuring charges, governance-related matters, merger and acquisition costs, and other unallocated corporate expenses to provide investors better perspective on the results of operations which we believe is more comparable to the similar analysis provided by our peers. Management also excludes special charges and gains, such as gains and losses from the sale of assets, certain tax benefits and charges, as well as other gains and charges that are not representative of the normal operations of the business. Management uses these non-GAAP financial measures in its review and evaluation of the performance of the business. Management strongly encourages investors to review our financial statements and publicly filed reports in their entirety and not rely on any single measure. A reconciliation of non-GAAP measures to the most nearly comparable GAAP measures is included under “Operating Income (Loss)” and “Gross Margin” below.
Revenue
Our revenue performance for the three and six months ended March 31, 2026 and 2025 is as follows:

	Three months ended March 31,			Six months ended March 31,
			% Change			% Change
In thousands, except percentages	2026	2025	2026 v. 2025	2026	2025	2026 v. 2025
Sample Management Solutions	$81,091	$79,816	1.6%	$162,515	$160,954	1.0%
Multiomics	63,704	63,522	0.3%	130,922	129,820	0.8%
Total revenue	$144,795	$143,338	1.0%	$293,437	$290,774	0.9%
Our SMS segment revenue for the three and six months ended March 31, 2026 increased approximately 2% and 1%, respectively, compared to the corresponding prior fiscal year periods, mainly driven by higher revenue in Sample Storage,

Product Services and Consumables and Instruments, partially offset by lower revenues in Core Products, particularly in Automated Stores and Cryogenic Systems, during the three and six months ended March 31, 2026.
Our Multiomics segment revenue for the three and six months ended March 31, 2026 increased approximately 0.3% and 0.8%, respectively, compared to the corresponding prior fiscal year periods, driven by revenue growth in Next Generation Sequencing and Gene Synthesis services, offset by a decline in Sanger Sequencing services.
Revenue generated outside the United States was 43% and 42%, respectively, for the three and six months ended March 31, 2026 compared to 37% for each of the corresponding prior fiscal year periods.
Operating Income (Loss)
Our operating income (loss) performance for the three and six months ended March 31, 2026 and 2025 is as follows (in thousands, except percentages):

	Three months ended March 31,
	Sample Management Solutions		Multiomics
	2026	2025	2026	2025
Revenue:	$81,091	$79,816	$63,704	$63,522

Operating income (loss):
Operating income (loss)	$1,668	$(1,236)	$(10,759)	$(6,372)
Amortization of completed technology	1,389	1,449	687	859
Transformation costs(1)	55	2,606	—	—
Other adjustments	3	(10)	5	(23)
Total adjusted operating income (loss)	$3,115	$2,809	$(10,067)	$(5,536)
Operating margin	2.1%	(1.5%)	(16.9)%	(10.0)%
Adjusted operating margin	3.8%	3.5%	(15.8)%	(8.7)%

	Three months ended March 31,
	Segment		Corporate		Azenta Total
	2026	2025	2026	2025	2026	2025
Revenue:	$144,795	$143,338	$—	$—	$144,795	$143,338

Operating income (loss):
Operating loss	$(9,091)	$(7,608)	$(156,699)	$(10,586)	$(165,790)	$(18,194)
Amortization of completed technology	2,076	2,308	—	—	2,076	2,308
Amortization of other intangible assets	—	—	3,563	3,803	3,563	3,803
Transformation costs(1)	55	2,606	385	2,577	440	5,183
Restructuring charges	—	—	1,422	3,580	1,422	3,580
Impairment of goodwill and intangible assets	—	—	149,083	—	149,083	—
Merger and acquisition costs (2)	—	—	2,175	688	2,175	688
Other adjustments	8	(33)	—	—	8	(33)
Total adjusted operating income (loss)	$(6,952)	$(2,727)	$(71)	$62	$(7,023)	$(2,665)
Operating margin	(6.3)%	(5.3%)			(114.5)%	(12.7)%
Adjusted operating margin	(4.8%)	(1.9%)			(4.9%)	(1.9%)

	Six months ended March 31,
	Sample Management Solutions		Multiomics
	2026	2025	2026	2025
Revenue:	$162,515	$160,954	$130,922	$129,820

Operating income (loss):
Operating income (loss)	$5,398	$2,786	$(15,802)	$(9,566)
Amortization of completed technology	2,565	2,088	1,370	1,720
Transformation costs(1)	112	2,709	—	—
Other adjustments	17	(3)	5	3
Total adjusted operating income (loss)	$8,092	$7,580	$(14,427)	$(7,843)
Operating margin	3.3%	1.7%	(12.1)%	(7.4)%
Adjusted operating margin	5.0%	4.7%	(11.0)%	(6.0)%

	Six months ended March 31,
	Segment		Corporate		Azenta Total
	2026	2025	2026	2025	2026	2025
Revenue:	$293,437	$290,774	$—	$—	$293,437	$290,774

Operating income (loss):
Operating loss	$(10,404)	$(6,780)	$(162,623)	$(20,115)	$(173,027)	$(26,895)
Amortization of completed technology	3,935	3,808	—	—	3,935	3,808
Amortization of other intangible assets	—	—	7,113	8,376	7,113	8,376
Transformation costs(1)	112	2,709	1,530	5,520	1,642	8,229
Restructuring charges	—	—	2,565	4,011	2,565	4,011
Impairment of goodwill and intangible assets	—	—	149,083	—	149,083	—
Merger and acquisition costs (2)	—	—	2,188	2,258	2,188	2,258
Other adjustments	22	—	—	—	22	—
Total adjusted operating income (loss)	$(6,335)	$(263)	$(144)	$50	$(6,479)	$(213)
Operating margin	(3.5)%	(2.3%)			(59.0)%	(9.2)%
Adjusted operating margin	(2.2%)	(0.1%)			(2.2%)	(0.1%)
(1)Transformation costs represent non-recurring expenses for strategic projects with anticipated long-term benefits to us focused on cost reduction and productivity improvement that do not meet the definition of restructuring charges. These costs are directed at simplifying, standardizing, streamlining, and optimizing our operations, processes and systems to permanently alter our operations for the long term. For a project to be considered transformational, successful completion of the project must be expected to bring long-term material benefits to the organization and involve significant changes to process and/or underlying technology. Transformation costs primarily relate to one time asset write downs associated with changes in technology, one time inventory write downs relating to restructuring actions, and third-party consulting costs associated with process and systems re-design.
(2)Includes expenses related to governance-related matters.
Operating income for the SMS segment was $1.7 million and $5.4 million, respectively, for the three and six months ended March 31, 2026 compared to operating loss of $1.2 million and operating income of $2.8 million, respectively, for the corresponding periods in the prior fiscal year. The SMS segment operating margin increased 361 basis points and 159 basis points, respectively, for the three and six months ended March 31, 2026 compared to the corresponding periods in the prior fiscal year. The increases in operating margin were primarily driven by higher revenue, partially offset by higher rework cost incurred on Automated Stores projects and an increase in excess and obsolete inventory reserves. Adjusted operating income for the SMS segment was $3.1 million and $8.1 million, respectively, for the three and six months ended March 31, 2026 compared to adjusted operating income of $2.8 million and $7.6 million, respectively, for the corresponding periods in the prior fiscal year. Adjusted operating margin for the SMS segment increased 32 basis points and 27 basis points, respectively, for the three and six months ended March 31, 2026 compared to the corresponding periods in the prior fiscal year. Adjusted operating income and margin exclude the impact of amortization of completed technology, transformation costs and other adjustments.
Operating loss for the Multiomics segment was $10.8 million and $15.8 million, respectively, for the three and six months ended March 31, 2026 compared to operating loss of $6.4 million and $9.6 million, respectively, for the corresponding periods in the prior fiscal year. The Multiomics segment operating margin decreased 686 basis points and 470 basis points, respectively, for the three and six months ended March 31, 2026 compared to the corresponding periods in the prior fiscal year. The decreases in operating margin were primarily driven by lost cost leverage from lower North America sales volume for Sanger Sequencing services. Adjusted operating loss for the Multiomics segment was $10.1 million and $14.4 million, respectively, for the three and six months ended March 31, 2026 compared to adjusted operating loss of $5.5 million and $7.8 million, respectively, for the corresponding periods in the prior fiscal year. Adjusted operating margin for the Multiomics segment decreased 709 basis points and 498 basis points, respectively, for the three and six months ended March 31, 2026 compared to the corresponding periods in the prior fiscal year. Adjusted operating loss and margin exclude the impact of amortization of completed technology and intangible assets and other adjustments.
Gross Margin
Our gross margin performance for the three and six months ended March 31, 2026 and 2025 is as follows (in thousands, except percentages):

	Three months ended March 31,
	Sample Management Solutions		Multiomics		Azenta Total
	2026	2025	2026	2025	2026	2025
Revenue	$81,091	$79,816	$63,704	$63,522	$144,795	$143,338

Gross profit	37,084	36,147	24,951	26,636	62,035	62,783
Adjustments:
Amortization of completed technology	1,389	1,449	687	859	2,076	2,308
Other adjustments	—	(9)	—	—	—	(9)
Adjusted gross profit	$38,473	$37,587	$25,638	$27,495	$64,111	$65,082
Gross margin	45.7%	45.3%	39.2%	41.9%	42.8%	43.8%
Adjusted gross margin	47.4%	47.1%	40.2%	43.3%	44.3%	45.4%

	Six months ended March 31,
	Sample Management Solutions		Multiomics		Azenta Total
	2026	2025	2026	2025	2026	2025
Revenue	$162,515	$160,954	$130,922	$129,820	$293,437	$290,774

Gross profit	$72,867	$75,290	$52,874	$56,312	$125,741	$131,602
Adjustments:
Amortization of completed technology	2,565	2,088	1,370	1,720	3,935	3,808
Transformation costs(1)	—	52	—	—	—	52
Adjusted gross profit	$75,432	$77,430	$54,244	$58,032	$129,676	$135,462
Gross margin	44.8%	46.8%	40.4%	43.4%	42.9%	45.3%
Adjusted gross margin	46.4%	48.1%	41.4%	44.7%	44.2%	46.6%
(1)Transformation costs represent non-recurring expenses for strategic projects with anticipated long-term benefits to us focused on cost reduction and productivity improvement that do not meet the definition of restructuring charges. These costs are directed at simplifying, standardizing, streamlining, and optimizing our operations, processes and systems to permanently alter our operations for the long term. For a project to be considered transformational, successful completion of the project must be expected to bring long-term material benefits to the organization and involve significant changes to process and/or underlying technology. Transformation costs primarily relate to one time asset write downs associated with changes in technology, one time inventory write downs relating to restructuring actions, and third-party consulting costs associated with process and systems re-design.

The SMS segment gross margin increased 44 basis points and decreased 194 basis points, respectively, for the three and six months ended March 31, 2026 compared to the corresponding periods in the prior fiscal year. Adjusted gross margin increased 35 basis points and decreased 169 basis points, respectively, for the three and six months ended March 31, 2026 compared to the corresponding periods in the prior fiscal year. The increases in gross margin and adjusted gross margin for the three months ended March 31, 2026 were driven by improved operational efficiencies, favorable product sales mix, higher-margin revenue streams, and favorable impact from a correction for prior period cost of goods sold, partially offset by higher rework costs and an increase in excess and obsolete inventory reserves. The decreases in gross margin and adjusted gross margin for the six months ended March 31, 2026 were primarily driven by higher rework cost incurred on Automated Stores projects and an increase in excess and obsolete inventory reserves.
The Multiomics segment gross margin decreased 276 basis points and 299 basis points, respectively, for the three and six months ended March 31, 2026 compared to the corresponding periods in the prior fiscal year. Adjusted gross margin decreased 304 basis points and 327 basis points, respectively, for the three and six months ended March 31, 2026 compared to the corresponding periods in the prior fiscal year. The decreases in gross margin and adjusted gross margin were primarily driven by lost fixed-cost leverage from lower North America sales volume for Sanger Sequencing services.
Research and Development Expenses
Our research and development expenses for the three and six months ended March 31, 2026 and 2025 are as follows:

	Three months ended March 31,				Six months ended March 31,
	2026		2025		2026		2025
	In thousands	% of Revenue	In thousands	% of Revenue	In thousands	% of Revenue	In thousands	% of Revenue
Sample Management Solutions	$5,798	7.1%	$4,415	5.5%	$11,514	7.1%	$8,511	5.3%
Multiomics	3,635	5.7%	3,187	5.0%	7,108	5.4%	6,204	4.8%
Total research and development expense	$9,433	6.5%	$7,602	5.3%	$18,622	6.3%	$14,715	5.1%
Total research and development expenses increased $1.8 million and $3.9 million, respectively, for the three and six months ended March 31, 2026 compared to the corresponding periods in the prior fiscal year, driven by our increased investment in development to support new product introductions.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three and six months ended March 31, 2026 and 2025 are as follows:

	Three months ended March 31,				Six months ended March 31,
	2026		2025		2026		2025
	In thousands	% of Revenue	In thousands	% of Revenue	In thousands	% of Revenue	In thousands	% of Revenue
Sample Management Solutions	$29,635	36.5%	$32,967	41.3%	$55,976	34.4%	$63,995	39.8%
Multiomics	32,091	50.4%	29,843	47.0%	61,596	47.0%	59,674	46.0%
Corporate	6,161	4.3%	6,985	4.9%	10,926	3.7%	16,102	5.5%
Total selling, general and administrative expense	$67,887	46.9%	$69,795	48.7%	$128,498	43.8%	$139,771	48.1%
Total selling, general and administrative expenses decreased $1.9 million and $11.3 million, respectively, for the three and six months ended March 31, 2026 compared to the corresponding periods in the prior fiscal year, primarily due to lower compensation and benefits expenses and contract labor costs. The one-time costs related to our leadership changes in the corresponding periods in the prior fiscal year also contributed to the decrease in the six months ended March 31, 2026.
Impairment of Goodwill
Based on the results of our quantitative goodwill impairment analysis as of March 31, 2026, the carrying amounts of our Multiomics and SMS reporting units exceeded their respective fair values, resulting in non-cash impairment charges of $112.4 million for Multiomics and $36.6 million for SMS. The total goodwill impairment charge of $149.1 million was recorded within “Impairment of goodwill and intangible assets” in our condensed consolidated statements of operations during the three months ended March 31, 2026. We made significant estimates and assumptions in our quantitative goodwill impairment analysis as of March 31, 2026. Actual results may vary significantly and may expose us to material impairment charges in the future. Please refer to Note 7, Goodwill and Intangible Assets in the notes to the unaudited condensed consolidated financial statements included in the section titled “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
In the event the performance of any of our reporting units does not meet management expectations in the future, we experience a prolonged macroeconomic or market downturn, or there are other negative revisions to key assumptions used in the analysis used to estimate fair value, we may be required to perform additional impairment analyses which could result in one or more additional impairment charges, any one of which could have a material and adverse effect on our financial position and results of operations.

Restructuring Charges
Restructuring charges were $1.4 million and $2.6 million, respectively, for the three and six months ended March 31, 2026, a decrease of $2.2 million and $1.4 million, respectively, compared to the corresponding periods in the prior fiscal year. Please refer to Note 8, Restructuring in the notes to the unaudited condensed consolidated financial statements included in the section titled “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Non-Operating Income
Interest income, net – We recorded interest income of $4.4 million and $9.5 million, respectively, for the three and six months ended March 31, 2026 compared to $4.5 million and $8.8 million, respectively, for the three and six months ended March 31, 2025. The slight changes in interest income are a result of interest rate fluctuations in our investment portfolios. Please refer to Note 5, Marketable Securities and Note 6, Derivative Instruments in the notes to the unaudited condensed consolidated financial statements included in the section titled “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Other income, net – We recorded other income of $4.1 million for each of the three and six months ended March 31, 2026 compared to $1.2 million and $2.4 million, respectively, in the corresponding periods in the prior fiscal year. Other income, net primarily relates to foreign exchange gains and losses resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities. On March 4, 2026, we acquired UK Biocentre and settled a preexisting contractual relationship with UK Biocentre upon the business combination. As a result, we recognized $3.9 million of non-cash gain from the settlement, which is included in “Other income, net” on the condensed consolidated statements of operations for the three months ended March 31, 2026. Please refer to Note 4, Business Combination in the notes to the unaudited condensed consolidated financial statements included in the section titled “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Income Tax Expense
We recorded income tax benefit of $0.3 million and income tax expense of $2.8 million, respectively, during the three and six months ended March 31, 2026, which were primarily driven by the profit mix in foreign jurisdictions, valuation allowance implications in the United States and state income taxes in jurisdictions where we do not have a net operating loss carry over.
We recorded income tax expense of $7.2 million and $11.1 million, respectively, during the three and six months ended March 31, 2025. The tax expense in each period was primarily driven by the profits in foreign jurisdictions and state income taxes in jurisdictions where we do not have a net operating loss carry over.

On July 4, 2025, the "One Big Beautiful Bill Act" was signed into U.S. tax law, extending many international tax provisions of the 2017 Tax Cuts and Jobs Act and providing additional favorable incentives. We will continue to monitor the financial impact of these changes. In the near term, we do not expect these changes to have an impact on our effective tax rate or cash flows as we are not electing to utilize many of the key incentives available under the "One Big Beautiful Bill Act."
Discontinued Operations
Results related to the B Medical Systems business and legal fees related to the ongoing indemnification dispute with the buyer of the semiconductor cryogenics business are included within discontinued operations for the three and six months ended March 31, 2026. Revenue from the B Medical Systems business was $22.8 million and $17.2 million for the three months ended March 31, 2026 and 2025, respectively. Revenue from the B Medical Systems business was $35.9 million and $34.8 million for the six months ended March 31, 2026 and 2025, respectively. Loss from discontinued operations, net of tax, was $3.8 million and $14.0 million, respectively, for the three and six months ended March 31, 2026, compared to $27.9 million and $31.8 million, respectively, for the three and six months ended March 31, 2025. The decrease is primarily due to lower loss on assets held for sale during three and six months ended March 31, 2026. Loss from discontinued operations includes only direct operating expenses incurred that (1) are clearly identifiable as costs being disposed of upon completion of the sale and (2) will not be continued by us on an ongoing basis. Indirect expenses which supported the B Medical Systems business and remain part of continuing operations, are not reflected in loss from discontinued operations. Please refer to Note 3, Discontinued Operations, in the notes to the unaudited condensed consolidated financial statements included in the section titled “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2026, we had cash and cash equivalents, restricted cash, and marketable securities of $564.8 million and stockholders’ equity of $1.6 billion. We believe that our current cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least one year from the date of this Quarterly Report on Form 10-Q and for the foreseeable future thereafter. The current global economic environment makes it difficult for us to predict longer-term liquidity requirements with certainty. We may be unable to obtain financing that may be required on terms favorable to us, if at all. If adequate funds are not available to us on acceptable terms or otherwise, we may be unable to successfully develop or enhance products and services, respond to competitive pressures, or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business, financial condition and operating results.
Cash Flows and Liquidity
The discussion of our cash flows and liquidity that follows is stated on a total company consolidated basis and excludes the impact of discontinued operations.
Our cash and cash equivalents, restricted cash and marketable securities for our continuing operations as of March 31, 2026 and September 30, 2025 are as follows:

In thousands	March 31, 2026	September 30, 2025
Cash and cash equivalents	$234,033	$279,783
Restricted cash	6,492	3,696
Short-term marketable securities	146,484	61,137
Long-term marketable securities	177,831	201,585
	$564,840	$546,201
As of March 31, 2026, we had $158.6 million of cash, cash equivalents and restricted cash held outside of the United States which are not currently needed for U.S. operations. We had approximately $25.1 million of cash in China as of March 31, 2026. We began repatriating cash from China to the United States during the third quarter of the fiscal year 2025 and have provided for $6.4 million of income taxes related to the repatriation plan as of March 31, 2026. We have repatriated $41.1 million from China during fiscal year 2026 and have a plan to repatriate cash from China in the future. Our marketable securities are generally readily convertible to cash without a material adverse impact.

Our cash flows on a total company consolidated basis for the six months ended March 31, 2026 and 2025 were as follows:

	Six months ended March 31,
In thousands	2026	2025
Net cash provided by operating activities	$34,360	$44,201
Net cash used in investing activities	(77,977)	(61,586)
Net cash used in financing activities	(1,652)	(10,280)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(2,128)	(4,459)
Net decrease in cash, cash equivalents and restricted cash	$(47,397)	$(32,124)
Cash inflows from operating activities for the six months ended March 31, 2026 were $34.4 million, a decrease of $9.8 million compared to the corresponding period in the prior fiscal year. The decrease is primarily due to a U.S. federal tax refund of $11.5 million received in the six months ended March 31, 2025 compared to an immaterial U.S. federal tax refund received in the six months ended March 31, 2026.
Investing activities for the six months ended March 31, 2026 include $328.8 million in purchases of marketable securities, which was offset by $266.5 million in sales and maturities of marketable securities. Investing activities for the six months ended March 31, 2026 also include the $9.0 million deposit in connection with the pending sale of the B Medical Systems business and the $11.0 million closing cash payment for the acquisition of UK Biocentre, net of cash acquired.

Financing activities for the six months ended March 31, 2026 include $2.4 million of tax payments on net share settlements on equity awards during the six months ended March 31, 2026.

As of March 31, 2026, we had no outstanding debt on our balance sheet.
Capital Resources
Share Repurchase Program
On December 8, 2025, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $250 million of our common stock through December 31, 2028, or the 2025 Repurchase Program. Repurchases under the 2025 Repurchase Program may be made in the open market or through privately negotiated transactions (including under an accelerated share repurchase agreement), or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, subject to market and business conditions, legal requirements, and other factors. We are not obligated to acquire any particular amount of common stock under the 2025 Repurchase Program and share repurchases may be commenced or suspended at any time at our discretion. As of the date of this Quarterly Report on Form 10-Q, there have been no repurchases under the 2025 Repurchase Program.
Contractual Obligations and Requirements
As of March 31, 2026, we had non-cancellable commitments of $41.1 million comprised of purchase orders for inventory of $20.4 million and other operating expense commitments of $20.7 million.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, restricted cash and short-term and long-term investments and fluctuations in foreign currency exchange rates.
Interest Rate Exposure
Our cash and cash equivalents and restricted cash consist principally of money market securities which are short-term in nature. At March 31, 2026, our aggregate short-term and long-term investments were $324.3 million, consisting mostly of U.S. government backed securities and highly rated corporate debt securities. At March 31, 2026, there was a $0.7 million net unrealized loss position on marketable securities included in “Accumulated other comprehensive loss” in the condensed consolidated balance sheets included elsewhere in this Quarterly Report on Form 10-Q. A hypothetical 100 basis point change in interest rates would result in a $2.0 million change in interest income earned for each of the six months ended March 31, 2026 and 2025.
Currency Rate Exposure
Sales in currencies other than the U.S. dollar were approximately 39% and 34% of our total sales, respectively, during the six months ended March 31, 2026 and 2025. These sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale. We believe the cost structure alignment minimizes our currency risk on these transactions.
We have transactions and balances denominated in currencies other than the functional currency of the transacting entity. Most of these transactions carrying foreign exchange risk are in Germany, the United Kingdom, and China. In the normal course of our business, we have liquid assets denominated in non-functional currencies which include cash, short-term advances between our legal entities and accounts receivable which are subject to foreign currency exposure. Such balances were $45.8 million and $49.7 million, respectively, at March 31, 2026 and September 30, 2025, and primarily relate to the Euro and British Pound. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to mitigate our exposures to currency movement. We incurred foreign currency losses of $1.5 million and $1.1 million during the six months ended March 31, 2026 and 2025, respectively, which related to the currency fluctuation on these balances between the time the transaction occurred and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates as of March 31, 2026 would result in an approximate change of $0.4 million in our net loss during the six months ended March 31, 2026.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q due to the material weaknesses described below. Notwithstanding the material weaknesses and based on additional analysis and other procedures management performed, our Chief Executive Officer and our Chief Financial Officer have concluded that the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented.

Material Weaknesses in Internal Control over Financial Reporting
As previously disclosed in the 2025 Annual Report on Form 10-K, the following material weaknesses were identified as of September 30, 2025 and remain outstanding as of March 31, 2026:

•As initially disclosed in our Annual Report on Form 10-K for the year ended September 30, 2024, we did not design and maintain effective controls related to the review of the cash flow statement. This material weakness resulted in immaterial misstatements in our consolidated statements of cash flows for the Q2 and Q3 interim periods during fiscal year 2023, the year ended September 30, 2023, the Q1, Q2, and Q3 interim periods during fiscal year 2024, the Q1 interim period during fiscal year 2025, and in our supplemental cash flow disclosures for the year ended September 30, 2022, each interim and annual period during fiscal year 2023 and the Q1, Q2 and Q3 interim periods during fiscal year 2024.
•As initially disclosed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2025, we did not design and maintain effective controls related to the preparation and review of account reconciliations. This material weakness resulted in immaterial misstatements in our condensed consolidated financial statements for the Q1, Q2, and Q3 interim periods during fiscal year 2025, and our consolidated financial statements as of and for the year ended September 30, 2025.
•As initially disclosed in the 2025 Annual Report on Form 10-K, we did not design and maintain effective controls over the classification of certain costs in our consolidated statement of operations. This material weakness resulted in misstatements in the classification of certain costs between cost of revenue and selling, general and administrative and research and development costs that resulted in the revision of the annual financial statements for the year ended September 30, 2023, the Q1, Q2, and Q3 interim periods and the annual financial statements for the year ended September 30, 2024, and the Q1, Q2, and Q3 interim periods during the year ended September 30, 2025.
Additionally, these material weaknesses could result in misstatements of substantially all account balances and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected on a timely basis.
Remediation Plans
Statements of Cash Flows – During fiscal year 2026, management has continued to take steps to remediate the material weakness, including implementing a new cash flow reporting tool which automates the calculation of the effect of exchange rate changes on cash and cash equivalents. In addition, we designed and implemented new processes and controls over the review of the consolidated statement of cash flows. While the new and enhanced controls have been designed and implemented and we monitored and evaluated their effectiveness during each of the first and second quarters of fiscal year 2026, they have not operated for a sufficient period as of March 31, 2026 to assert the material weakness has been remediated. Management will continue to evaluate and monitor the operating effectiveness of these controls over subsequent periods to determine whether the material weakness has been remediated.
Account Reconciliations – Since the identification of the material weakness in the fiscal second quarter of 2025, including during fiscal year 2026, we have started taking the necessary steps to work towards remediating the material weakness. Specifically, we have been designing and enhancing the controls and precision level over balance sheet reconciliations, drafting a new policy, and working with outside consultants to assist in certain aspects of the remediation plan. We will continue to take the necessary steps to address this material weakness.
Expense Classification – During the first quarter of fiscal year 2026, management initiated actions to remediate the identified material weakness. Specifically, we designed and implemented new controls related to the review of the classification of certain costs within the consolidated statements of operations. While the new controls have been designed and implemented and we monitored and evaluated their effectiveness during the second quarter of fiscal year 2026, they have not operated for a sufficient period as of March 31, 2026 to assert the material weakness has been remediated. Management will continue to evaluate and monitor the operating effectiveness of these controls over subsequent periods to determine whether the material weakness has been remediated.
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
Changes in Internal Control Over Financial Reporting. The Remediation Plans described above are the only changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. We cannot predict the ultimate outcome of such legal proceedings or in certain instances provide reasonable ranges of potential losses. However, as of the date of this Quarterly Report on Form 10-Q, we believe that none of these claims will have a material adverse effect on our consolidated financial condition or results of operations. As there is potential for unexpected subsequent developments and given the inherent unpredictability of these legal proceedings, there can be no assurance that our assessment of any claim will reflect the ultimate outcome and an adverse outcome in certain matters could, from time-to-time, have a material adverse effect on our consolidated financial condition or results of operations in particular quarterly or annual periods. Please refer to Note 3, Discontinued Operations and Note 17, Commitments and Contingencies to our unaudited condensed consolidated financial statements included under Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q for more information about our legal proceedings.
Item 1A. Risk Factors
You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under the section titled “Risk Factors” in Part I, Item 1A of the 2025 Annual Report on Form 10-K and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2025 filed with the SEC on February 5, 2026. There have been no material changes from the risk factors disclosed in the 2025 Annual Report on Form 10-K and such Quarterly Report on Form 10-Q, except for the changes to the risk factor set forth below. We may disclose additional changes to risk factors or additional factors from time to time in our future filings with the SEC.
Our business could be adversely affected if Thelema S.À R.L. fails to secure financing necessary to complete its acquisition of the B Medical Systems business.

As discussed in Note 3, Discontinued Operations in the notes to the unaudited condensed consolidated financial statements included in the section titled “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q, the completion of our sale of the B Medical Systems business was conditioned upon the acquirer securing final residual financing for the remaining acquisition payment of $54.0 million on or before March 31, 2026. On March 27, 2026, we were informed by Thelema that it had not yet secured the financing required to complete the transaction and, solely as a result of the non‑satisfaction of that financing condition, the transaction did not close by March 31, 2026. Thelema has indicated that it requires additional time to complete its financing arrangements. The transaction remains subject to the satisfaction of all closing conditions, including Thelema’s securing of the required financing, and there can be no assurance that the transaction will be completed on a revised timeline or at all. The parties have not amended or terminated the Share Purchase Agreement and we are evaluating potential paths forward with respect to the transaction while Thelema continues to complete its financing arrangements. As a result of Thelema not satisfying the financing condition by March 31, 2026, either party may terminate the Share Purchase Agreement, in which case we will retain $5.0 million from the $9.0 million deposit as a break-up fee. A prolonged delay in closing the acquisition or Thelema’s failure to complete the acquisition, however, may require us to continue operating the B Medical Systems business for an indeterminate period of time and to include the results of the business in the results of our continuing operations. We would likely experience adverse consequences as a result thereof, including a negative and dilutive impact on our top and bottom-line performance, the distraction of management away from our core Sample Management Solutions and Multiomics segments and the potential need to recognize additional impairment charges related to the B Medical Systems business, any of which could have a material adverse effect on our business, results of operations, or financial condition.

Our goodwill and intangible assets may become impaired.

As of March 31, 2026, we had $553.1 million of goodwill and $91.4 million in net intangible assets as a result of our acquisitions. We periodically review our goodwill and the estimated useful lives of our identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value, or for intangible assets, a revised useful life. These events and circumstances include significant changes in the business climate, legal factors, operating performance indicators, advances in technology and competition. Any impairment or revised useful life could have a material and adverse effect on our financial position and results of operations and could harm the trading price of our common stock.

During the second quarter of fiscal year 2026, we assessed several events and circumstances that could affect the significant inputs used to determine the fair value of our reporting units, including updates to forecasted cash flows, increased uncertainty in the macroeconomic and geopolitical environment, and a sustained decline in our stock price. We concluded it was more likely than not the fair value of each of the SMS and Multiomics reporting units was less than their respective carrying amounts due to the combined impact of declining stock price and revised forecasts. As a result, we completed a quantitative goodwill impairment test for our reporting units. Based on the results of the quantitative impairment test performed as of March 31, 2026, the carrying amounts of the SMS and Multiomics reporting units exceeded their respective fair values, resulting in non-cash impairment charges of $36.6 million for SMS and $112.4 million for Multiomics. Please refer to Note 7, Goodwill and Intangible Assets in the notes to the unaudited condensed consolidated financial statements included in the section titled “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

In the event the performance of any of our reporting units does not meet management expectations in the future, we experience a prolonged macroeconomic or market downturn, or there are other negative revisions to key assumptions used in the analysis used to estimate fair value, we may be required to perform additional impairment analyses which could result in one or more additional impairment charges, any one of which could have a material and adverse effect on our financial position, results of operations and trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
In December 2025, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $250 million of our common stock through December 31, 2028. The timing and amount of any share repurchases are subject to market and business conditions, legal requirements, and other factors. We are not obligated to acquire any particular amount of common stock and share repurchases may be commenced or suspended at any time at our discretion. There were no shares repurchased under this program during the three months ended March 31, 2026.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2026, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The following exhibits are included herein:

Exhibit No.	Description

2.01*
Share Purchase Agreement dated March 4, 2026 between Azenta UK Ltd. and UK Biocentre Limited (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, File No. 000-25434, filed on March 4, 2026)

10.1**	2020 Equity Incentive Plan, as amended. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, File No. 000-25434, filed on February 5, 2026).

10.2**
Offer Letter, dated April 6, 2026, by and between the Company and William “Trey” E. Martin III (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-25434, filed on April 7, 2026).

10.3**
Separation Agreement, dated April 6, 2026, by and between the Company and Ginger Zhou (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, File No. 000-25434, filed on April 7, 2026).

10.4**
Consulting Services Agreement, dated April 6, 2026, by and between the Company and Ginger Zhou (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, File No. 000-25434, filed on April 7, 2026).

10.5**
First Amendment to Offer Letter, dated April 6, 2026, by and between the Company and Lawrence Lin (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, File No. 000-25434, filed on April 7, 2026).

10.6**
First Amendment to Offer Letter, dated April 6, 2026, by and between the Company and Ephraim Starr (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, File No. 000-25434, filed on April 7, 2026).

10.7**
First Amendment to Offer Letter, dated April 6, 2026, by and between the Company and Olga Pirogova (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, File No. 000-25434, filed on April 7, 2026).

31.01	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Azenta Inc. Clawback Policy (incorporated by reference to Exhibit 97 of the Company's Annual Report on Form 10-K, File No. 000-25434, filed on November 27, 2024).

101	The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets; (ii) the unaudited Condensed Consolidated Statements of Operations; (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the unaudited Condensed Consolidated Statements of Cash Flows; (v) the unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity; and (vi) the Notes to the unaudited Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded in the iXBRL document.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).
*Certain (i) schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K (a copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request), (ii) confidential information, marked by brackets and asterisks, has been omitted pursuant to Item 601(b)(2) of Regulation S-K and (iii) private information has been redacted as indicated in the exhibit in accordance with Item 601(a)(6) of Regulation S-K.
**Management contract, compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AZENTA, INC.

Date: May 8, 2026	/s/ Lawrence Lin
Lawrence Lin
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)