Form 10-Q
period 2026-06-30
Azenta, Inc.
filed 2026-08-06
CIK 933974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________
FORM 10-Q
____________________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No  ☒
As of August 3, 2026, 43,808,393 shares of common stock, $0.01 par value, were outstanding.

AZENTA, INC.

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements may be identified by words such as “expect,” “estimate,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “likely,” or similar terms or variations. Examples of forward-looking statements include, but are not limited to, statements regarding our future revenue, margins, costs, operating expenses, tax expenses, capital expenditures, earnings, profitability, product development, demand, acceptance and market share, competitiveness, market opportunities and performance, levels of research and development, the success of our marketing, sales and service efforts, outsourced activities, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customers’ success, our management’s plans and objectives for our current and future operations and business focus, litigation, our ability to retain, hire and integrate skilled personnel, our ability to identify and address increased cybersecurity risks, the anticipated growth prospects of our business, the expected benefits and other statements relating to our divestitures and acquisitions, the adequacy, effectiveness and success of cost saving plans and our business transformation initiatives, our ability to continue to identify acquisition targets and successfully acquire and integrate desirable products and services and realize expected revenues and revenue synergies, our adoption of newly issued accounting guidance, the levels of customer spending, the impact of inflation and tariffs, and the sufficiency of financial resources to support future operations and the remediation of material weaknesses in our internal control over financial reporting. These forward-looking statements are based on current expectations and involve risks, uncertainties, and other factors that may cause actual results, performance, or achievements to differ materially from those expressed or implied. Such factors include those set forth in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2025, or the 2025 Annual Report on Form 10-K, and in our other filings with the Securities and Exchange Commission, or SEC, such as our quarterly reports on Form 10-Q, including the Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and current reports on Form 8-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AZENTA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	June 30, 2026	September 30, 2025

Assets
Current assets
Cash and cash equivalents	$189,654	$279,783
Short-term marketable securities	136,143	61,137
Accounts receivable, net of allowance for expected credit losses ($3,953 and $4,649, respectively)	143,675	142,181
Inventories	79,082	74,956
Short-term restricted cash	2,414	2,359
Refundable income taxes	5,846	9,728
Prepaid expenses and other current assets	53,150	64,660
Current assets held for sale	71,387	73,535
Total current assets	681,351	708,339
Property, plant and equipment, net	172,427	153,954
Long-term marketable securities	196,087	201,585
Long-term deferred tax assets	494	726
Operating lease right-of-use assets	61,421	54,048
Goodwill	547,457	702,395
Intangible assets, net	85,688	101,814
Long-term income taxes receivable	45,600	45,600
Other assets	8,997	6,115
Noncurrent assets held for sale	76,689	85,006
Total assets	$1,876,211	$2,059,582
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$39,381	$37,722
Deferred revenue	36,041	31,569
Derivative liability	28,435	33,420
Accrued warranty and retrofit costs	4,047	4,713
Accrued compensation and benefits	30,965	35,799
Customer deposits	35,355	26,499
Accrued income taxes payable	6,775	9,416
Deposit received for the sale of B Medical Systems business	28,000	—
Accrued expenses and other current liabilities	34,249	30,268
Current liabilities held for sale	29,326	28,268
Total current liabilities	272,574	237,674
Long-term deferred tax liabilities	15,836	18,245
Long-term operating lease liabilities	53,967	51,244
Other long-term liabilities	10,725	11,142
Noncurrent liabilities held for sale	12,980	14,291
Total liabilities	366,082	332,596

Stockholders' equity
Preferred stock, $0.01 par value - 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value - 125,000,000 shares authorized, 57,226,616 shares issued and 43,764,747 shares outstanding at June 30, 2026; 59,320,848 shares issued and 45,858,979 shares outstanding at September 30, 2025	572	594
Additional paid-in capital	493,071	529,605
Accumulated other comprehensive loss	(28,740)	(22,213)
Treasury stock, at cost - 13,461,869 shares at June 30, 2026 and September 30, 2025	(200,956)	(200,956)
Retained earnings	1,246,182	1,419,956
Total stockholders' equity	1,510,129	1,726,986
Total liabilities and stockholders' equity	$1,876,211	$2,059,582
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Revenue
Products	$41,259	$39,387	$119,985	$125,169
Services	119,919	104,468	334,630	309,460
Total revenue	161,178	143,855	454,615	434,629
Cost of revenue
Products	25,018	19,572	71,889	68,607
Services	63,804	57,879	184,629	168,016
Total cost of revenue	88,822	77,451	256,518	236,623
Gross profit	72,356	66,404	198,097	198,006
Operating expenses
Research and development	8,853	7,417	27,475	22,132
Selling, general and administrative	67,168	60,083	195,666	199,854
Impairment of goodwill and intangible assets	—	—	149,083	—
Restructuring charges	513	754	3,078	4,765
Total operating expenses	76,534	68,254	375,302	226,751
Operating loss	(4,178)	(1,850)	(177,205)	(28,745)
Other income (expense)
Interest income, net	3,825	4,973	13,310	13,760
Other income (expense), net	1,199	(820)	5,337	1,542
Income (loss) from continuing operations before income taxes	846	2,303	(158,558)	(13,443)
Income tax expense	2,375	2,635	5,182	13,752
Loss from continuing operations	(1,529)	(332)	(163,740)	(27,195)
Income (loss) from discontinued operations, net of tax	3,985	(47,655)	(10,034)	(79,445)
Net income (loss)	$2,456	$(47,987)	$(173,774)	$(106,640)
Basic net income (loss) per share:
Loss from continuing operations	$(0.03)	$(0.01)	$(3.58)	$(0.59)
Income (loss) from discontinued operations, net of tax	$0.09	$(1.04)	$(0.22)	$(1.74)
Basic net income (loss) per share	$0.05	$(1.05)	$(3.80)	$(2.33)
Diluted net income (loss) per share:
Loss from continuing operations	$(0.03)	$(0.01)	$(3.58)	$(0.59)
Income (loss) from discontinued operations, net of tax	$0.09	$(1.04)	$(0.22)	$(1.74)
Diluted net income (loss) per share	$0.05	$(1.05)	$(3.80)	$(2.33)
Weighted average shares used in computing net income (loss) per share:
Basic	45,286	45,780	45,759	45,712
Diluted	45,286	45,780	45,759	45,712
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(In thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$2,456	$(47,987)	$(173,774)	$(106,640)
Other comprehensive income (loss), net of tax
Net investment hedge currency translation adjustment, net of tax effects of $0 for each of the three and nine months ended June 30, 2026 and 2025	1,180	(34,656)	4,985	(39,744)
Foreign currency translation adjustments	(1,734)	57,098	(9,869)	33,176
Changes in unrealized losses on marketable securities, net of tax effects of $0 for each of the three and nine months ended June 30, 2026 and 2025	(663)	(101)	(1,486)	262
Actuarial loss on pension plans, net of tax effects of $14 and $41 for the three and nine months ended June 30, 2026, respectively, and $17 and $52 for the three and nine months ended June 30, 2025, respectively	(52)	(50)	(157)	(151)
Total other comprehensive income (loss), net of tax	(1,269)	22,291	(6,527)	(6,457)
Comprehensive income (loss)	$1,187	$(25,696)	$(180,301)	$(113,097)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(173,774)	$(106,640)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,230	46,775
Impairment of goodwill and intangible assets	149,083	—
Non-cash gain from settlement of preexisting contractual relationship	(3,858)	—
Loss on assets held for sale	9,491	92,706
Inventory write-downs and other non-cash items	1,301	3,866
Stock-based compensation	15,232	16,716
Amortization and accretion on marketable securities	(1,088)	(1,318)
Deferred income taxes	(3,563)	(20,385)
Loss on disposals of property, plant and equipment	14	759
Changes in operating assets and liabilities:
Accounts receivable	4,073	38,799
Inventories	(9,501)	(9,998)
Accounts payable	(655)	(365)
Deferred revenue	1,986	7,156
Accrued warranty and retrofit costs	84	38
Accrued compensation and tax withholdings	(3,816)	3,604
Accrued restructuring costs	26	(51)
Other assets and liabilities	9,540	(1,651)
Net cash provided by operating activities	35,805	70,011
Cash flows from investing activities
Purchases of property, plant and equipment	(20,234)	(25,997)
Purchases of marketable securities	(365,358)	(312,990)
Sales and maturities of marketable securities	295,489	242,527
Acquisition of UK Biocentre, net of cash acquired	(11,150)	—
Proceeds from other investment	—	2,130
Net investment hedge settlement	—	3,043
Deposit received for the sale of B Medical Systems business	28,000	—
Net cash used in investing activities	(73,253)	(91,287)
Cash flows from financing activities
Proceeds from issuance of common stock	1,178	1,553
Payments of finance leases	(583)	(585)
Withholding tax payments on net share settlements on equity awards	(2,521)	—
Excise tax payment for settled share repurchases	—	(11,376)
Share repurchases	(50,046)	—
Net cash used in financing activities	(51,972)	(10,408)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(2,594)	4,510
Net decrease in cash, cash equivalents and restricted cash	(92,014)	(27,174)
Cash, cash equivalents and restricted cash, beginning of period	296,685	320,990
Cash, cash equivalents and restricted cash, end of period	$204,671	$293,816
Supplemental disclosures:
Cash paid for income taxes, net	$7,017	$2,243
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$6,978	$4,652

Reconciliation of cash, cash equivalents and restricted cash of the condensed consolidated balance sheets
	June 30, 2026	September 30, 2025
Cash and cash equivalents of continuing operations	$189,654	$279,783
Cash included in current assets held for sale	8,363	13,206
Short-term restricted cash	2,414	2,359
Long-term restricted cash included in other assets	4,240	1,337
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$204,671	$296,685
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZENTA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(In thousands, except share data)

	Common Stock Shares	Common Stock at Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Equity

Balance March 31, 2026	59,553,293	$596	$538,782	$(27,471)	$1,243,726	$(200,956)	$1,554,677
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	17,325	—	(102)	—	—	—	(102)
Share repurchases	(2,344,002)	(24)	—	—	—	(50,421)	(50,445)
Retirement of treasury shares	—	—	(50,421)	—	—	50,421	—
Stock-based compensation	—	—	4,812	—	—	—	4,812
Net income	—	—	—	—	2,456	—	2,456
Net investment hedge currency translation adjustment, net of tax	—	—	—	1,180	—	—	1,180
Foreign currency translation adjustments	—	—	—	(1,734)	—	—	(1,734)
Changes in unrealized losses on marketable securities, net of tax	—	—	—	(663)	—	—	(663)
Actuarial loss on pension plans, net of tax	—	—	—	(52)	—	—	(52)
Balance June 30, 2026	57,226,616	$572	$493,071	$(28,740)	$1,246,182	$(200,956)	$1,510,129

Balance March 31, 2025	59,237,887	$593	$520,961	$(42,212)	$1,417,066	$(200,956)	$1,695,452
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	8,823	—	—	—	—	—	—
Stock-based compensation	—	—	3,263	—	—	—	3,263
Net loss	—	—	—	—	(47,987)	—	(47,987)
Net investment hedge currency translation adjustment, net of tax	—	—	—	(34,656)	—	—	(34,656)
Foreign currency translation adjustments	—	—	—	57,098	—	—	57,098
Changes in unrealized losses on marketable securities, net of tax	—	—	—	(101)	—	—	(101)
Actuarial loss on pension plans, net of tax	—	—	—	(50)	—	—	(50)
Balance June 30, 2025	59,246,710	$593	$524,224	$(19,921)	$1,369,079	$(200,956)	$1,673,019

	Common Stock Shares	Common Stock at Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Equity

Balance September 30, 2025	59,320,848	$594	$529,605	$(22,213)	$1,419,956	$(200,956)	$1,726,986
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	249,770	2	(1,345)	—	—	—	(1,343)
Share repurchases	(2,344,002)	(24)	—	—	—	(50,421)	(50,445)
Retirement of treasury shares	—	—	(50,421)	—	—	50,421	—
Stock-based compensation	—	—	15,232	—	—	—	15,232
Net loss	—	—	—	—	(173,774)	—	(173,774)
Net investment hedge currency translation adjustment, net of tax	—	—	—	4,985	—	—	4,985
Foreign currency translation adjustments	—	—	—	(9,869)	—	—	(9,869)
Changes in unrealized losses on marketable securities, net of tax	—	—	—	(1,486)	—	—	(1,486)
Actuarial loss on pension plans, net of tax	—	—	—	(157)	—	—	(157)
Balance June 30, 2026	57,226,616	$572	$493,071	$(28,740)	$1,246,182	$(200,956)	$1,510,129

Balance September 30, 2024	59,031,953	$590	$505,958	$(13,464)	$1,475,719	$(200,956)	$1,767,847
Shares issued under restricted stock and purchase plans, net of shares withheld for employee taxes	214,757	3	1,550	—	—	—	1,553
Stock-based compensation	—	—	16,716	—	—	—	16,716
Net loss	—	—	—	—	(106,640)	—	(106,640)
Net investment hedge currency translation adjustment, net of tax	—	—	—	(39,744)	—	—	(39,744)
Foreign currency translation adjustments	—	—	—	33,176	—	—	33,176
Changes in unrealized losses on marketable securities, net of tax	—	—	—	262	—	—	262
Actuarial loss on pension plans, net of tax	—	—	—	(151)	—	—	(151)
Balance June 30, 2025	59,246,710	$593	$524,224	$(19,921)	$1,369,079	$(200,956)	$1,673,019
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
Discontinued Operations
During the first quarter of fiscal year 2025, following approval by the Board of Directors of the Company, the Company publicly announced its plan to sell the B Medical Systems business. The B Medical Systems business operated as a separate business unit within the Company. The B Medical Systems business focuses on the manufacturing and distribution of temperature-controlled storage and transportation solutions in international markets to governments, health institutions, and non-government organizations.
On December 23, 2025, the Company, through a wholly-owned subsidiary, entered into a definitive Sale and Purchase Agreement (as amended, the “Share Purchase Agreement”) with Thelema S.À R.L. (“Thelema”) for the sale of the B Medical Systems business. On July 1, 2026, the Company completed the sale of the B Medical Systems business to Thelema (the “B Medical Transaction”) for $63.0 million, consisting of $28.0 million cash paid to the Company prior to closing and $35.0 million funded through a Vendor Loan Agreement (the “Vendor Loan Agreement”) between a wholly-owned subsidiary of the Company and Thelema described in Note 3, Discontinued Operations.
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
Also included in discontinued operations is a loss contingency related to the Company’s July 2019 sale of its semiconductor cryogenics business to Edwards Vacuum LLC, a member of the Atlas Copco Group. Based on recent developments and the current status of the matter, the Company reduced the accrued liability for the loss contingency by $1.8 million during the three months ended June 30, 2026 and had an accrued liability of $0.3 million as of June 30, 2026. For additional information, see Note 3, Discontinued Operations.
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
Revisions to Previously Issued Financial Statements
As previously disclosed in the 2025 Annual Report on Form 10-K, in connection with the preparation of its fiscal year 2025 consolidated financial statements, the Company identified errors in its consolidated financial statements for the years ended September 30, 2024 and 2023, as well as for interim periods within those years and the first three quarters and year-to-date periods within fiscal year 2025. Specifically, the Company’s historical classification of certain operating expenses was misclassified between cost of revenue and operating expenses in its Consolidated Statement of Operations. The Company revised the previously issued financial statements for those periods to correct this error. Additionally, the Company corrected other previously identified immaterial misstatements, including (i) an understatement of the loss from discontinued operations for the interim period ended March 31, 2025, (ii) the effects of exchange rate changes on the Company’s foreign denominated restricted cash for periods within fiscal 2024, and (iii) certain other immaterial prior period errors. Information regarding the impact of the revision to the Company’s previously issued Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Statements of Cash flows and Condensed Consolidated Balance Sheets for periods within fiscal 2025 is included in Note 20, Revision of Previously Issued Unaudited Quarterly Information in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2025 Annual Report on Form 10-K. The applicable accompanying notes to the Condensed Consolidated Financial Statements have also been revised for the impact of these adjustments.
The Company assessed the effect of the errors on prior periods under the guidance of ASC 250. Based on its assessment, the Company determined that the errors were not material to any previously issued financial statements.
The following table summarizes the impact of the revisions in the Condensed Consolidated Statement of Operations for the interim periods ended June 30, 2025 (in thousands, except per share data):

	Three months ended June 30, 2025
(unaudited)	As Previously Reported	Adjustments	As Revised
Revenue
Services	$104,555	$(87)	$104,468
Total revenue	143,942	(87)	143,855
Cost of revenue
Products	19,592	(20)	19,572
Services	56,590	1,289	57,879
Total cost of revenue	76,182	1,269	77,451
Gross profit	67,760	(1,356)	66,404
Operating expenses
Research and development	6,685	732	7,417
Selling, general and administrative	61,035	(952)	60,083
Total operating expenses	68,474	(220)	68,254
Operating loss	(714)	(1,136)	(1,850)
Income from continuing operations before income taxes	3,438	(1,135)	2,303
Income tax expense	2,758	(123)	2,635
Income (loss) from continuing operations	680	(1,012)	(332)
Loss from discontinued operations, net of tax	(53,486)	5,831	(47,655)
Net loss	$(52,806)	$4,819	$(47,987)

Basic net loss per share:
Income (loss) from continuing operations	$0.01	$(0.02)	$(0.01)
Loss from discontinued operations, net of tax	(1.17)	0.13	(1.04)
Basic net loss per share	$(1.16)	$0.11	$(1.05)

Diluted net loss per share:
Income (loss) from continuing operations	$0.01	$(0.02)	$(0.01)
Loss from discontinued operations, net of tax	(1.17)	0.13	(1.04)
Diluted net loss per share	$(1.16)	$0.11	$(1.05)

Weighted average shares used in computing net income (loss) per share:
Basic	45,780		45,780
Diluted	45,823		45,780

	Nine months ended June 30, 2025
(unaudited)	As Previously Reported	Adjustments	As Revised
Revenue
Services	$309,701	$(241)	$309,460
Total revenue	434,870	(241)	434,629
Cost of revenue
Products	68,085	522	68,607
Services	164,468	3,548	168,016
Total cost of revenue	232,553	4,070	236,623
Gross profit	202,317	(4,311)	198,006
Operating expenses
Research and development	19,934	2,198	22,132
Selling, general and administrative	205,836	(5,982)	199,854
Total operating expenses	230,535	(3,784)	226,751
Operating loss	(28,218)	(527)	(28,745)
Loss from continuing operations before income taxes	(12,919)	(524)	(13,443)
Income tax expense	14,007	(255)	13,752
Loss from continuing operations	(26,926)	(269)	(27,195)
Loss from discontinued operations, net of tax	(79,676)	231	(79,445)
Net loss	$(106,602)	$(38)	$(106,640)

Basic net loss per share:
Loss from continuing operations	$(0.59)	$—	$(0.59)
Loss from discontinued operations, net of tax	$(1.74)	$—	$(1.74)
Basic net loss per share	$(2.33)	$—	$(2.33)

Diluted net loss per share:
Loss from continuing operations	$(0.59)	$—	$(0.59)
Loss from discontinued operations, net of tax	$(1.74)	$—	$(1.74)
Diluted net loss per share	$(2.33)	$—	$(2.33)

Weighted average shares used in computing net income (loss) per share:
Basic	45,712		45,712
Diluted	45,712		45,712
The following table summarizes the impact of the revisions in the Condensed Consolidated Statement of Comprehensive Income (Loss) for the interim periods ended June 30, 2025 (in thousands):

	Three months ended June 30, 2025
(unaudited)	As Previously Reported	Adjustments	As Revised
Net loss	$(52,806)	$4,819	$(47,987)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	57,321	(223)	57,098
Total other comprehensive income (loss), net of tax	22,514	(223)	22,291
Comprehensive income (loss)	$(30,292)	$4,596	$(25,696)

	Nine months ended June 30, 2025
(unaudited)	As Previously Reported	Adjustments	As Revised
Net loss	$(106,602)	$(38)	$(106,640)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	33,462	(286)	33,176
Total other comprehensive income (loss), net of tax	(6,171)	(286)	(6,457)
Comprehensive income (loss)	$(112,773)	$(324)	$(113,097)
The impact of the revisions on the Condensed Consolidated Statements of Stockholders’ Equity for the three- and nine-month interim periods ended June 30, 2025 was solely within net loss for errors impacting accumulated deficit and foreign currency translation adjustments as shown above.
The following table summarizes the impact of the revisions in the Condensed Consolidated Statement of Cash Flows for the interim period ended June 30, 2025 (in thousands):

	Nine months ended June 30, 2025
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities
Net loss	$(106,602)	$(38)	$(106,640)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on assets held for sale	93,025	(319)	92,706
Stock-based compensation	15,887	829	16,716
Deferred income taxes	(20,025)	(360)	(20,385)
Changes in operating assets and liabilities:
Inventories	(10,069)	71	(9,998)
Accounts Payable	(702)	337	(365)
Accrued compensation and tax withholdings	3,010	594	3,604
Other assets and liabilities	(535)	(1,116)	(1,651)
Net cash provided by operating activities	$70,011	$—	$70,011
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
Foreign Currency Translation
Certain transactions of the Company and its subsidiaries are denominated in currencies other than their functional currency. Foreign currency exchange gains (losses) generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other income” in the Condensed Consolidated Statements of Operations. Net foreign currency transaction and remeasurement gains were $0.1 million for the three months ended June 30, 2026 and net foreign currency transaction and remeasurement losses were $0.2 million for the three months ended June 30, 2025. Net foreign currency transaction and remeasurement losses were $1.4 million and $1.3 million for the nine months ended June 30, 2026 and 2025, respectively.

Recently Issued Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update (“ASU”), 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU is intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. The Company will adopt this standard for the year ended September 30, 2026. The adoption of this standard will enhance the Company’s annual income tax disclosures but will not have an impact on its financial position or results of operations.
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
Other
For further information regarding the Company’s significant accounting policies, please refer to Note 2, Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2025 Annual Report on Form 10-K. There were no material changes to the Company’s critical accounting policies during the nine months ended June 30, 2026.
3. Discontinued Operations
Disposition of B Medical Systems Business
On December 23, 2025, the Company entered into the Share Purchase Agreement with Thelema for the sale of the B Medical Systems business. On July 1, 2026, the Company completed the B Medical Transaction for $63.0 million, consisting of $28.0 million cash paid to the Company prior to closing and $35.0 million funded through the Vendor Loan Agreement described below.
Thelema is a private limited liability company incorporated under the laws of Luxembourg. Thelema deposited $9.0 million with the Company upon entering into the Share Purchase Agreement in December 2025 and subsequently made an advance payment of $19.0 million on June 30, 2026. The aggregate amount of $28.0 million was recorded in the Condensed Consolidated Balance Sheets as “Cash and cash equivalents” and “Deposit received for the sale of B Medical Systems business” as of June 30, 2026. The $9.0 million deposit had previously been recorded within the Condensed Consolidated Balance Sheets “Accrued expenses and other current liabilities” as of December 31, 2025 and March 31, 2026.

The Vendor Loan Agreement was entered into on July 1, 2026 to support and facilitate the completion of the B Medical Transaction through a $35.0 million secured term loan from the Company’s wholly-owned subsidiary, Azenta Germany GmbH, to Thelema. The loan bears interest at a rate of 6.0% per annum, with accrued interest payable in full at maturity, and matures three months following the funding date, which occurred on July 1, 2026. The loan is required to be repaid in full at maturity and may be prepaid, in whole or in part, at any time without premium or penalty subject to five (5) business days’ prior notice (or such shorter period as the parties may agree). The obligations of Thelema under the Vendor Loan Agreement are secured by a first-priority pledge over 100% of the equity interests of B Medical Systems S.à r.l. in favor of Azenta Germany GmbH pursuant to a Share Pledge Agreement (the “Share Pledge Agreement”) entered into on July 1, 2026.

The Vendor Loan Agreement includes customary covenants restricting Thelema’s ability to incur additional indebtedness, make distributions, or otherwise dispose of assets, subject to exceptions, including the incurrence of acquisition financing. The Company has agreed to cooperate with Thelema and prospective third-party lenders in connection with any such acquisition financing or refinancing of the loan, including by entering into customary intercreditor, subordination or priorities arrangements and by releasing the pledge upon repayment of the loan in full. As a result, the first-priority pledge may be subordinated to, or released in connection with, acquisition or refinancing indebtedness subsequently incurred by Thelema.

The B Medical Transaction, the Vendor Loan Agreement and the Share Pledge Agreement are with a related party, an individual who served as a Vice President of the Company and Chief Executive Officer of the B Medical Systems business through the closing of the transaction, is Thelema’s majority owner. The Company’s former Vice President did not participate on behalf of the Company in the review, negotiation or approval of these arrangements, which were reviewed and approved by the Audit Committee of the Company’s Board of Directors in accordance with the Company’s policies and procedures governing related-person transactions. Additionally, the terms of the Share Purchase Agreement were negotiated through a competitive auction process.

The Company measured the B Medical Systems business at the lower of carrying value or fair value less cost to sell at each reporting period. During the three months ended June 30, 2026, the Company recognized a $6.5 million partial reversal of the previously recorded held for sale valuation allowance, primarily because the carrying value of the B Medical Systems business decreased during the period. The reversal did not exceed the cumulative loss previously recognized on assets held for sale. During the nine months ended June 30, 2026, the Company recorded $9.5 million of loss on assets held for sale based on the purchase price pursuant to the Share Purchase Agreement less estimated costs to sell and the change in the carrying value of the business between December 23, 2025 and June 30, 2026. The gain (loss) on assets held for sale is included in “Income (loss) from discontinued operations, net of tax” on the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2026 and is included as a valuation allowance or contra-asset account within “Noncurrent assets held for sale” on the Condensed Consolidated Balance Sheet as of June 30, 2026.
The Company’s post-closing involvement with B Medical Systems business through the Vendor Loan and the Share Pledge Agreements is limited to creditor rights and collateral protection and does not provide the Company with control over the ongoing operations of B Medical Systems business. Based on assessments under both the voting interest entity and variable interest entity models, the Company concluded that deconsolidation of B Medical Systems business was appropriate effective July 1, 2026. The Company also evaluated the fair value of the $35.0 million secured term loan under the Vendor Loan Agreement and concluded that the principal amount thereof approximated fair value of the loan as of the closing date, considering the contractual terms of the loan, the expected repayment period, borrower credit risk, and the estimated value of the underlying collateral. Based on information available, the Company does not currently expect to recognize a material additional loss on the assets held for sale in the fourth quarter of fiscal year 2026.

The following table presents the financial results of the B Medical Systems business, included within discontinued operations (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Revenue
Products	$9,249	$14,333	$39,529	$44,507
Services	1,451	1,969	7,067	6,592
Total revenue	10,700	16,302	46,596	51,099
Cost of revenue
Products	5,671	9,793	26,937	31,333
Services	3,159	1,600	8,849	6,321
Total cost of revenue	8,830	11,393	35,786	37,654
Gross profit	1,870	4,909	10,810	13,445
Operating expenses
Research and development	1,301	1,533	4,024	4,369
Selling, general and administrative	3,538	6,939	12,441	20,855
(Gain) loss on assets held for sale	(6,474)	60,858	9,491	92,706
Restructuring charges	135	373	434	1,051
Total operating (income) expenses	(1,500)	69,703	26,390	118,981
Operating income (loss)	3,370	(64,794)	(15,580)	(105,536)
Interest income (expense), net	—	(10)	1	(20)
Other income (expense), net	65	(92)	1,231	(166)
Income (loss) before income taxes	3,435	(64,896)	(14,348)	(105,722)
Income tax expense (benefit)	1,163	(17,542)	(3,138)	(26,959)
Income (loss) from discontinued operations, net of tax	$2,272	$(47,354)	$(11,210)	$(78,763)
The following table presents the significant non-cash items and capital expenditures with respect to the B Medical Systems business that are included in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Depreciation and amortization	$—	$—	$—	$3,846
Capital expenditures	381	1,472	1,326	2,600
(Gain) loss on assets held for sale	(6,474)	60,858	9,491	92,706

The carrying value of the assets and liabilities of the discontinued operations with respect to the B Medical Systems business reflected as “held for sale” on the Condensed Consolidated Balance Sheets as of June 30, 2026 and September 30, 2025 was as follows (in thousands):

	June 30, 2026	September 30, 2025
Assets
Cash and cash equivalents	$8,363	$13,206
Accounts receivable, net	6,998	10,090
Inventories	43,109	42,137
Prepaid expenses and other current assets	12,917	8,102
Current assets held for sale	$71,387	$73,535

Property, plant and equipment, net	$50,673	$50,968
Intangibles, net	122,530	126,065
Other assets	6,835	4,828
Valuation allowance	(103,349)	(96,855)
Noncurrent assets held for sale	$76,689	$85,006

Liabilities
Accounts payable	$11,307	$11,710
Deferred revenue	1,371	1,543
Accrued warranty and retrofit costs	5,785	5,248
Accrued compensation and benefits	5,179	3,909
Accrued income taxes	732	760
Accrued expenses and other current liabilities	4,952	5,098
Current liabilities held for sale	$29,326	$28,268

Long-term deferred tax liabilities	8,275	9,639
Long-term operating lease liabilities	3,218	2,077
Other long-term liabilities	1,487	2,575
Noncurrent liabilities held for sale	$12,980	$14,291
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

On September 12, 2025, Edwards filed a lawsuit against the Company in the Supreme Court of the State of New York in the County of New York seeking indemnification from the Company under such definitive agreement seeking more than $13.0 million, including attorney’s fees, arising from alleged breaches of representations and warranties relating to financial information provided by the Company in connection with the 2019 transaction (the “2025 Claim”). On October 21, 2025, the Company filed a motion to dismiss the 2025 Claim on the basis that all claims asserted in that action are time-barred.

On July 7, 2026, subsequent to the end of the quarter, the Supreme Court of the State of New York, Commercial Division, granted the Company’s motion to dismiss Edwards Vacuum LLC’s lawsuit (filed September 12, 2025) in its entirety, dismissing both of Edwards Vacuum LLC’s causes of action on statute of limitations grounds, and denied Edwards Vacuum LLC’s request for leave to amend its complaint. The court directed that the action be marked as disposed. Based on the nature of the court’s ruling, the Company believes that the dismissal is unlikely to be appealed or, if appealed, to be reversed. The statute of limitations defense underlying the dismissal existed as of June 30, 2026 and the ruling therefore provides additional evidence about conditions that existed at the balance sheet date. Accordingly, in accordance with ASC 855, Subsequent Events, the Company recognized the effect of the ruling in these condensed consolidated financial statements and reduced its accrual for the loss contingency by $1.8 million to $0.3 million as of June 30, 2026 which represents incurred and unpaid legal fees related to this matter. While Edwards Vacuum LLC may seek to appeal the dismissal and the ultimate outcome of any appeal cannot be assured, the Company does not currently believe that the resolution of this matter will have a material adverse effect on its consolidated financial position or results of operations.

4. Business Combination
On March 4, 2026, the Company acquired UK Biocentre Limited (“UK Biocentre”), for a purchase price of approximately $27.5 million, net of cash acquired, including the $2.5 million estimated fair value of contingent consideration as of the acquisition date. UK Biocentre is a provider of sample management, sample storage and high-throughput sample processing services in the United Kingdom. The Company paid a total cash purchase price of $11.2 million, as adjusted for cash acquired.

Components of the purchase price as set forth below (in thousands):

Purchase Price	Fair Value
Cash paid at closing	$14,455
Transaction bonus paid	1,329
Transaction expense paid	133
Preexisting contractual liability settlement	13,841
Contingent consideration	2,483
$32,241
UK Biocentre cash balance at closing	$4,767
Purchase price, net of cash acquired	$27,474

Cash paid, net of cash acquired	$11,150

The Company had a preexisting contractual relationship with UK Biocentre which was settled as part of the business combination. As a result, the Company recognized $3.9 million of non-cash gain from the settlement during the quarter ended March 31, 2026, which is included in “Other income, net” on the Condensed Consolidated Statements of Operations for the nine months ended June 30, 2026. The settlement of a $13.8 million payable to the Company under this preexisting contractual relationship is included in the $27.5 million purchase price.

UK Biocentre is eligible to receive a contingent cash payment of $2.5 million if and when a UK Biocentre contract with one of its key customers is renewed no later than September 28, 2028. Based on a long-term partnership and the customer’s reliance on specialized services provided by UK Biocentre, the Company determined that the contract renewal is highly probable. Pursuant to ASC 805, Business Combinations (“ASC 805”), the Company estimated the fair value of the contingent consideration to equal the $2.5 million payment amount and recorded a $2.5 million liability within “Accrued expenses and other current liabilities” on the Condensed Consolidated Balance Sheets as of June 30, 2026. The Company remeasures this liability at fair value on a quarterly basis, with any resulting changes in fair value recognized in “Operating expenses” in the Company’s Consolidated Statements of Operations. As there were no changes in the assumptions underlying the fair value measurement during the three months ended June 30, 2026, no adjustment to the carrying value of the liability was recorded. The fair value measurement of the contingent consideration was based on significant inputs not observable in the market and classified within Level 3 of the fair value hierarchy described further in Note 2, Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2025 Annual Report on Form 10-K and in Note 13, Fair Value Measurements below.

The purchase price was allocated to UK Biocentre’s tangible and identifiable intangible assets acquired and liabilities assumed based on the estimated fair values as of March 4, 2026, as set forth below (in thousands):

Purchase Price Allocation	Fair Value
Accounts Receivable	$2,053
Inventory	846
Other assets	795
Operating lease right-of-use assets	7,191
Property and Equipment	22,157
Identifiable Intangible Assets:
Trademarks	1,039
Accounts Payable	(930)
Accruals	(3,708)
Operating lease liabilities	(3,176)
Goodwill	1,207
Total purchase price, net of cash acquired	$27,474

During the three months ended June 30, 2026, the purchase price, net of cash acquired, remained unchanged. The Company recorded a measurement period adjustment to its preliminary purchase price allocation upon obtaining additional information, resulting in a $4.0 million increase to operating lease right-of-use assets and a corresponding decrease to goodwill.

In performing the purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, and historical financial performance and estimates of future performance of UK Biocentre’s business. The allocation of the purchase price is preliminary as the Company continues to gather information supporting the acquired assets and liabilities. As part of the purchase price allocations, the Company determined the identifiable intangible assets were trademarks. The fair value of the intangible asset was estimated using the income approach, specifically the relief from royalty method for trademarks. The cash flows used in this estimate were based on estimates used to price the transaction, and the discount rate applied was benchmarked to the implied rate of return from the transaction and the weighted average cost of capital. The estimated useful life of trademarks is 7 years. The intangible assets acquired are expected to be amortized over the estimated useful life that approximates the pattern in which the economic benefits are expected to be realized. The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. The goodwill recorded in connection with the transaction largely reflects the expansion of Sample Repository Services in Europe. The goodwill is not expected to be deductible for income tax purposes.

The Company did not present pro forma financial information for its consolidated results of operations for the acquisition because such results are immaterial. UK Biocentre’s results of operations are reported in the Company’s Sample Management Solutions (“SMS”) segment from the date of acquisition.

5. Marketable Securities
The Company had sales and maturities of marketable securities of $29.0 million and $57.9 million in the three months ended June 30, 2026 and 2025, respectively. The Company had sales and maturities of marketable securities of $295.5 million and $242.5 million in the nine months ended June 30, 2026 and 2025, respectively. There were immaterial realized gains or losses in each of the three and nine months ended June 30, 2026 and 2025 on sales and maturities of marketable securities.
The following is a summary of the amortized cost and the fair value, including accrued interest receivable as well as unrealized gains (losses) on the Company’s short-term and long-term marketable securities as of June 30, 2026 and September 30, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
June 30, 2026:
U.S. Treasury securities and obligations of U.S. government agencies	$244,688	$(853)	$2	$243,837
Bank certificates of deposit	1,253	(1)	—	1,252
Corporate securities	72,907	(468)	—	72,439
Municipal securities	14,722	(28)	8	14,702
	$333,570	$(1,350)	$10	$332,230
September 30, 2025:
U.S. Treasury securities and obligations of U.S. government agencies	$245,691	$(94)	$168	$245,765
Bank certificates of deposit	1,640	—	1	1,641
Corporate securities	4,199	—	—	4,199
Municipal securities	11,048	—	69	11,117
	$262,578	$(94)	$238	$262,722
The amortized cost and fair value of the marketable securities by contractual maturities as of June 30, 2026 are presented below (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$136,293	$136,143
Due after one year through five years	192,988	191,798
Due after ten years	4,289	4,289
Total marketable securities	$333,570	$332,230
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

6. Derivative Instruments
The Company has transactions and balances denominated in currencies other than the functional currency of the transacting entity. Most of these transactions carry foreign exchange risk in Germany, the United Kingdom and China. The Company enters into foreign exchange contracts to reduce its exposure to currency fluctuations. Net gains and losses related to foreign exchange contracts are recorded as a component of “Other income, net” in the Condensed Consolidated Statements of Operations and were as follows for the three and nine months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Realized gains (losses) on derivatives not designated as hedging instruments	$575	$(4,242)	$822	$(4,246)
The notional amounts of the Company’s derivative instruments as of June 30, 2026 and September 30, 2025 were as follows (in thousands):

	Hedge Designation	June 30, 2026	September 30, 2025
Cross-currency swap	Net Investment Hedge	$260,025	$260,025
Foreign exchange contracts	Undesignated	38,219	44,603
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
Hedging Activities
On February 1, 2024, the Company entered into a cross-currency swap agreement to hedge the variability of exchange rate impacts between the U.S. dollar and the Euro. Under the terms of the cross-currency swap agreement, the Company notionally exchanged $76.0 million for €70.0 million at a weighted average interest rate of 1.44%. The Company designated the cross-currency swap as a hedge of net investments against one of its Euro denominated subsidiaries, which requires an exchange at maturity of the notional amounts. At the maturity of the cross-currency swap on February 3, 2025, the Company delivered a notional amount of €70.0 million and received a notional amount of $73.0 million at a Euro to U.S. dollar exchange rate of 1.0419, which included a gain of $3.0 million.

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
The unrealized losses of the cross-currency swaps were $28.4 million and $33.4 million and are recorded within a “Derivative liability” as of June 30, 2026 and September 30, 2025, respectively, in the Condensed Consolidated Balance Sheets.
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

Interest earned on the cross-currency swaps is recorded within “Interest income, net” in the Condensed Consolidated Statements of Operations. For the three months ended June 30, 2026 and 2025, the Company recorded interest income of $0.4 million and $1.2 million, respectively, on these instruments. For the nine months ended June 30, 2026 and 2025, the Company recorded interest income of $2.1 million and $2.2 million, respectively, on these instruments.
7. Goodwill and Intangible Assets
The Company conducts an impairment assessment annually on April 1, or more frequently if impairment indicators are present. During the second quarter of fiscal year 2026, the Company assessed several events and circumstances that could affect the significant inputs used to determine the fair value of its reporting units, including updates to forecasted cash flows, increased uncertainty in the macroeconomic and geopolitical environment, and a sustained decline in its stock price. The Company concluded it was more likely than not the fair value of each of the SMS and Multiomics reporting units was less than their respective carrying amounts due to the combined impact of declining stock price and revised forecasts. As a result, the Company completed a quantitative goodwill impairment test for each of its reporting units in accordance with ASC 350, Intangibles – Goodwill (“ASC 350”) as of March 31, 2026.

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

Based on the results of the Company’s quantitative goodwill impairment analysis as of March 31, 2026, the carrying amounts of its Multiomics and SMS reporting units exceeded their respective fair values, resulting in non-cash impairment charges of $112.4 million for Multiomics and $36.6 million for SMS. The total goodwill impairment charge of $149.1 million was recorded during the quarter ended March 31, 2026, which is included within “Impairment of goodwill and intangible assets” on the Condensed Consolidated Statements of Operations for the nine months ended June 30, 2026.

Prior to the quantitative goodwill impairment test, the Company tested the recoverability of long-lived assets and other assets of the SMS and Multiomics reporting units and concluded that such assets were not impaired as of March 31, 2026.

On April 1, 2026, the Company completed its annual goodwill impairment test for the SMS and Multiomics reporting units. In light of the quantitative tests performed as of March 31, 2026 and after considering events and circumstances through the annual testing date, the Company performed qualitative assessments and concluded that it was not more likely than not that the fair value of either reporting unit was less than its carrying amount. Accordingly, no additional quantitative goodwill impairment test was required and no additional impairment loss was recognized as part of the annual test.

From April 1, 2026 through June 30, 2026, the Company evaluated whether any events or changes in circumstances occurred that would indicate the need to perform either a qualitative or quantitative assessment of goodwill impairment subsequent to the annual impairment testing date of April 1, 2026. In conducting this evaluation, the Company considered, among other factors, macroeconomic conditions, industry and market developments, overall financial performance, entity-specific events, and changes in its market capitalization and stock price. Based on these considerations, the Company did not identify any triggering events or significant adverse changes in its business, operations, financial performance, or outlook during the three months ended June 30, 2026. In addition, the Company’s market capitalization and stock price improved during the period. As such, the Company concluded that it was not more likely than not that the fair value of its each reporting unit was less than its carrying value as of June 30, 2026 and no goodwill impairment charges were recognized during the three months ended June 30, 2026.

In the event the performance of any of the reporting units does not meet management expectations in the future, the Company experiences a prolonged macroeconomic or market downturn, or there are other negative revisions to key assumptions used in the analysis used to estimate fair value, the Company may be required to perform additional impairment analyses which could result in one or more additional impairment charges, any one of which could have a material and adverse effect on the Company’s financial position and results of operations.

The following table sets forth the changes in the carrying amount of goodwill by operating and reportable segment since September 30, 2025 (in thousands).

	Sample Management Solutions	Multiomics	Total
Balance - September 30, 2025	$505,635	$196,760	$702,395
Acquisition of UK Biocentre	1,207	—	1,207
Impairment	(36,647)	(112,436)	(149,083)
Currency translation adjustments	(7,062)	—	(7,062)
Balance - June 30, 2026	$463,133	$84,324	$547,457

Accumulated goodwill impairments, June 30, 2026	$(36,647)	$(112,436)	$(149,083)
The components of the Company’s identifiable intangible assets as of June 30, 2026 and September 30, 2025 are as follows (in thousands):

	June 30, 2026			September 30, 2025
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Patents	$1,220	$1,220	$—	$1,220	$1,220	$—
Completed technology	110,872	69,513	41,359	111,501	63,408	48,093
Trademarks and trade names	1,741	410	1,331	727	293	434
Customer relationships	249,378	206,380	42,998	248,846	195,559	53,287
Total	$363,211	$277,523	$85,688	$362,294	$260,480	$101,814
Amortization expenses for intangible assets were $5.7 million and $6.2 million, respectively, for the three months ended June 30, 2026 and 2025. Amortization expenses for intangible assets were $16.8 million and $18.4 million, respectively, for the nine months ended June 30, 2026 and 2025.

Estimated future amortization expense for the intangible assets as of June 30, 2026 is as follows for the remainder of fiscal year 2026, the subsequent four fiscal years and thereafter (in thousands):

Remainder of fiscal year 2026	$5,650
2027	17,988
2028	15,107
2029	12,474
2030	10,893
Thereafter	23,576
Total	$85,688

8. Restructuring
2024 Restructuring Plan
In the second quarter of fiscal year 2024, the Company launched initiatives designed to optimize resources for future growth and improve efficiency across its organization. The focus of the initiatives is to improve the Company’s profitability, which includes facilities consolidation, portfolio optimization, and organization structure simplification. The Company had additional restructuring actions during the three and nine months ended June 30, 2026 under these initiatives and expects to complete the activities included in these initiatives by the end of fiscal year 2026. The Company expects to identify additional actions as it further refines its plan, and impact of the related initiatives will be recorded in future periods when specified criteria are met, including but not limited to, communication of benefit arrangements or when the costs have been incurred. As of the date of issuance of the accompanying Condensed Consolidated Financial Statements, the Company has not identified restructuring actions related to these initiatives that will result in additional material charges.
The majority of the restructuring expenses associated with the initiatives described above for the three and nine months ended June 30, 2026 are severance costs. Of the total restructuring expenses for the three months ended June 30, 2026, $0.2 million related to the SMS segment, $0.1 million related to the Multiomics segment, and $0.2 million related to Corporate. Of the total restructuring expenses for the nine months ended June 30, 2026, $1.5 million related to the SMS segment, $1.4 million related to the Multiomics segment, $0.2 million related to Corporate.
The majority of restructuring expenses associated with the initiatives described above for the three and nine months ended June 30, 2025 are severance and other related costs. Of the total restructuring expenses for the three months ended June 30, 2025, $0.3 million related to the SMS segment and $0.4 million related to the Multiomics segment. Of the total restructuring expenses for the nine months ended June 30, 2025, $1.9 million related to the SMS segment, $2.1 million related to the Multiomics segment, and $0.8 million related to Corporate.
The following table presents restructuring charges recognized for the three and nine months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Severance and related costs	$529	$971	$3,090	$4,740
Other	(16)	(217)	(12)	25
Total restructuring charges	$513	$754	$3,078	$4,765
The following table presents activity in the severance and related costs accruals for the nine months ended June 30, 2026 and 2025 (in thousands):

	Nine Months Ended June 30,
	2026	2025
Balance at beginning of period	$127	$755
Provisions	3,090	4,740
Payments	(3,120)	(4,637)
Balance at end of period	$97	$858

9. Supplementary Balance Sheet Information
Allowance for Expected Credit Losses
The allowance for expected credit losses for the nine months ended June 30, 2026 and 2025 is as follows (in thousands):

	Nine Months Ended June 30,
	2026	2025
Balance at beginning of period	$4,649	$5,349
Provisions	2,839	2,546
Payments received	(2,910)	(1,819)
Write-offs and adjustments	(625)	(550)
Balance at end of period	$3,953	$5,526
Inventories
The following is a summary of inventories at June 30, 2026 and September 30, 2025 (in thousands):

	June 30, 2026	September 30, 2025

Raw materials and purchased parts	$32,496	$33,319
Work-in-process	15,589	5,050
Finished goods	30,997	36,587
Total inventories	$79,082	$74,956
Total inventories were net of inventory reserves of $8.0 million and $5.9 million, respectively, at June 30, 2026 and September 30, 2025.
Warranty and Retrofit Costs
The following is a summary of product and warranty retrofit activity for the nine months ended June 30, 2026 and 2025 (in thousands):

	Nine Months Ended June 30,
	2026	2025

Balance at beginning of period	$4,713	$5,213
Accruals for warranties during the period	704	587
Costs incurred during the period	(1,370)	(427)
Balance at end of period	$4,047	$5,373
10. Stockholders’ Equity
Share Repurchases
On November 4, 2022, the Company’s Board of Directors approved an authorization to repurchase up to $1.5 billion of the Company’s common stock (the “2022 Repurchase Authorization”). As of September 30, 2024, the Company had repurchased and retired 30.0 million shares of common stock for the full $1.5 billion approved under the 2022 Repurchase Authorization. All shares repurchased under the 2022 Repurchase Authorization were retired and accounted for as a reduction to stockholders’ equity in the Consolidated Balance Sheets and treated as a repurchase of common stock for purposes of calculating earnings per share as of the applicable settlement dates. During the nine months ended June 30, 2025, the Company paid the remaining excise tax due in connection with the 2022 Repurchase Authorization, totaling $11.4 million.
On December 8, 2025, the Board of Directors approved a share repurchase program authorizing the repurchase of up to $250.0 million of the Company’s common stock through December 31, 2028 (the “2025 Repurchase Program”). Repurchases under the 2025 Repurchase Program may be made in the open market or through privately negotiated transactions (including under an accelerated share repurchase agreement), or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, legal requirements, and other factors. During the three months ended June 30, 2026, the Company repurchased 2.3 million shares of common stock for $50.0 million (excluding fees, commissions, and excise tax) in open market repurchases pursuant to the 2025 Repurchase Program. As of June 30, 2026, $200.0 million remained available for future repurchases under the 2025 Repurchase Program. All shares repurchased under the 2025 Repurchase Program were retired and accounted for as a reduction to stockholders’ equity in the Consolidated Balance Sheets and treated as a repurchase of common stock for purposes of calculating earnings per share as of the applicable settlement dates. As of June 30, 2026, the Company accrued $0.4 million for excise tax related to these share repurchases, which is considered an additional cost of the share repurchases and a reduction to stockholders’ equity in the Condensed Consolidated Balance Sheets.
Accumulated Other Comprehensive Income (Loss)

The following is a summary of the components of accumulated other comprehensive income (loss), net of tax for the nine months ended June 30, 2026 and 2025 (in thousands):

	Currency Translation Adjustments	Unrealized Gains (Losses) on Available- for-Sale Securities Net of Tax	Gains (Losses) on Derivative Net of Tax	Pension Liability Adjustments Net of Tax	Total
Balance at September 30, 2025	$(12,918)	$213	$(8,729)	$(779)	$(22,213)
Other comprehensive income (loss) before reclassifications	(9,869)	(1,558)	4,985	(132)	(6,574)
Amounts reclassified from accumulated other comprehensive income (loss)	—	72	—	(25)	47
Balance at June 30, 2026	$(22,787)	$(1,273)	$(3,744)	$(936)	$(28,740)

	Currency Translation Adjustments	Unrealized Gains (Losses) on Available- for-Sale Securities Net of Tax	Gains (Losses) on Derivative Net of Tax	Pension Liability Adjustments Net of Tax	Total
Balance at September 30, 2024	$(34,170)	$(263)	$21,468	$(499)	$(13,464)
Other comprehensive income (loss) before reclassifications	33,176	262	(39,744)	(205)	(6,511)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	54	54
Balance at June 30, 2025	$(994)	$(1)	$(18,276)	$(650)	$(19,921)
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
The Company disaggregates revenue from contracts with customers in a manner that depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following is revenue by significant business line for the three and nine months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Significant Business Line
Multiomics	$72,889	$66,235	$203,811	$196,054
Core Products (1)	47,682	45,663	139,589	143,177
Sample Repository Services	40,607	31,957	111,215	95,398
Total revenue	$161,178	$143,855	$454,615	$434,629
(1)Core Products are Automated Stores, Cryogenic Systems, Automated Sample Tube, Consumables and Instruments and Controlled Rate Thawing Devices.
Contract Balances
Accounts Receivable, Net. Accounts receivable represents rights to consideration in exchange for products or services that have been transferred by the Company, when payment is unconditional and only the passage of time is required before payment is due. Accounts receivable do not bear interest and are recorded at the invoiced amount. The Company maintains an allowance for expected credit losses representing its best estimate of probable credit losses related to its existing accounts receivable and their net realizable value. The Company determines the allowance for expected credit losses based on a number of factors, including an evaluation of customer credit worthiness, the age of the outstanding receivables, economic trends, historical experience, and other information through the payment periods. Accounts receivable, net were $143.7 million and $142.2 million at June 30, 2026 and September 30, 2025, respectively.
Contract Assets. Contract assets represent rights to consideration in exchange for products or services that have been transferred by the Company and payment is conditional on something other than the passage of time. These amounts typically relate to contracts where the right to invoice the customer is not present until completion of the contract or the achievement of specified milestones and the value of the products or services transferred exceed this constraint. Contract assets are classified as current as they are expected to convert to cash within one year. Contract asset balances which are included within “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheet, were $29.0 million and $37.3 million at June 30, 2026 and September 30, 2025, respectively. Revenue of $20.2 million and $30.5 million recognized, respectively, during the nine months ended June 30, 2026 and 2025 contributed to the contract asset balances at June 30, 2026 and June 30, 2025, respectively. As part of the preparation of the accompanying Condensed Consolidated Financial Statements for the quarter ended March 31, 2026, the Company corrected the previously disclosed amount of revenue contributed to the contract asset balance from $29.2 million to $19.8 million during the six months ended March 31, 2025 and from 49.4 million to $30.5 million during the nine months ended June 30, 2025.

Contract Liabilities. Contract liabilities represent the Company’s obligation to transfer products or services to a customer for which consideration has been received, or for which an amount of consideration is due from the customer. Contract assets and liabilities are reported on a net basis at the contract level, depending on the contract’s position at the end of each reporting period. Contract liabilities are included within “Deferred revenue” and "Other long-term liabilities" in the Condensed Consolidated Balance Sheet. Contract liabilities were $39.5 million and $34.5 million at June 30, 2026 and September 30, 2025, respectively. The Company recognized revenues of $22.7 million and $19.0 million in the nine months ended June 30, 2026 and 2025, respectively, that were included in the contract liability balance at the beginning of each period.
Remaining Performance Obligations. Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year and for which fulfillment of the contract has started as of the end of the reporting period. The aggregate amount of transaction consideration allocated to remaining performance obligations as of June 30, 2026 was $64.0 million. The following table summarizes when the Company expects to transfer control of the remaining performance obligations and recognize the corresponding revenue (in thousands):

	As of June 30, 2026
	Less than 1 Year	Greater than 1 Year	Total
Remaining performance obligations	$53,721	$10,294	$64,015
12. Stock-Based Compensation
In accordance with the Company’s 2020 Equity Incentive Plan, the Company may issue to eligible employees options to purchase shares of the Company’s common stock, restricted stock units and other equity incentives which vest upon the satisfaction of a performance condition and/or a service condition. In addition, the Company issues common stock to participating employees pursuant to an employee stock purchase plan, and may issue common stock awards and deferred restricted stock units to members of its Board of Directors in accordance with its Board of Director compensation program.
2020 Equity Incentive Plan
The following table reflects stock-based compensation expense for continuing operations recorded during the three and nine months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Restricted stock units	$4,455	$2,803	$14,125	$15,238
Employee stock purchase plan	237	242	697	711
Total stock-based compensation expense	$4,692	$3,045	$14,822	$15,949
The Company recorded $0.1 million and $0.2 million of stock-based compensation expense for discontinued operations during the three months ended June 30, 2026 and 2025, respectively. The Company recorded $0.4 million and $0.8 million of stock-based compensation expense for discontinued operations during the nine months ended June 30, 2026 and 2025, respectively.
Restricted Stock Unit Activity
The following table summarizes restricted stock unit activity for the nine months ended June 30, 2026:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding as of September 30, 2025	1,029,834	$49.29
Granted	849,633	$39.88
Vested	(290,880)	$46.37
Forfeited	(266,222)	$54.03
Outstanding as of June 30, 2026	1,322,365	$42.93
Awards vested during the nine months ended June 30, 2026 per the table above include 7,071 shares for discontinued operations. The fair value of restricted stock units vested during the nine months ended June 30, 2026 was $8.2 million for continuing operations.

As of June 30, 2026, the future unrecognized stock-based compensation expense related to restricted stock units for continuing operations expected to vest is $32.9 million and is expected to be recognized over an estimated weighted average amortization period of 1.7 years.
Restricted stock units granted with performance goals may also have a required service period following the achievement of all or a portion of the performance goals. The following table reflects restricted stock units granted during the nine months ended June 30, 2026 and 2025:

	Nine Months Ended June 30,
	2026	2025
Time-based restricted stock units	539,162	448,375
Performance-based restricted stock units	310,471	193,468
Total units	849,633	641,843
All restricted stock units granted during the nine months ended June 30, 2026 and 2025 included in the table above relate to continuing operations.
Time-Based Restricted Stock Unit Grants
Restricted stock units granted with a required service period typically have three-year vesting schedules in which one-third of awards vest at each annual anniversary of the grant date, subject to the award holders meeting service requirements.
Performance-Based Restricted Stock Unit Grants
Performance-based restricted stock units are earned based on the achievement of performance criteria established by the Human Resources and Compensation Committee and approved by the Company’s Board of Directors. The criteria for performance-based awards are weighted and have threshold, target, and maximum performance goals.
In October 2023, the Company’s Board of Directors approved an amendment to the performance goals associated with the previously issued performance-based restricted stock units for all impacted employees, excluding members of the Company’s executive team. The performance goals, as amended, were more reflective of the then current macroeconomic environment and consideration toward employee retention in the competitive life sciences industry. Before the amendment, the original performance goals were not expected to be satisfied. Subsequent to the amendment, vesting became probable based on the forecasted achievement of the amended performance goals. The amendment of these restricted stock units is treated as a modification with the total compensation cost of $2.2 million recognized over the service period through November 2025. The Company recorded expense of $0.0 million and $0.2 million in the three and nine months ended June 30, 2026, respectively, related to the modified awards. The Company recorded expense of $0.1 million and $1.0 million in the three and nine months ended June 30, 2025, respectively, related to the modified awards.
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
In November 2024 and 2025, the Company issued restricted stock unit awards with vesting based on market conditions, which will vest based on achievement of the Company’s relative total shareholder return against the defined peer group over a three-year period. The fair values for those grants that include vesting based on market conditions are estimated using the Monte Carlo simulation model. The key assumptions used in the Monte Carlo simulation included (i) the expected volatility of 48.8% to 51.2% based on the three-year daily historical volatility as measured on the grant date, (ii) risk-free interest rate of 3.49% to 4.27% based on U.S. Treasury constant maturities yields as of the grant date, (iii)

correlation assumption based on daily share price changes over three years between the Company and the peer companies measured on the grant date, and (iv) no expected dividend yield. The compensation cost is recognized ratably over the requisite service period for those grants, which will not be reversed even if the market condition is not satisfied.

13. Fair Value Measurements
See Note 2, Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2025 Annual Report on Form 10-K for information on the fair value hierarchy and the level of inputs used by the Company in determining fair value.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables summarize assets and liabilities measured and recorded at fair value on a recurring basis in the Condensed Consolidated Balance Sheets as of June 30, 2026 and September 30, 2025 (in thousands):

	As of June 30, 2026
Description	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$70,824	$70,824	$—	$—
Available-for-sale securities	332,230	75,491	256,739	—
Investment in equity securities	2,100	—	—	2,100
Foreign exchange contracts	28	—	28	—
Total assets	$405,182	$146,315	$256,767	$2,100
Liabilities:
Net investment hedge	28,435	—	28,435	—
Contingent consideration	2,437	—	—	2,437
Foreign exchange contracts	84	—	84	—
Total liabilities	$30,956	$—	$28,519	$2,437

	As of September 30, 2025
Description	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$149,790	$148,539	$1,251	$—
Available-for-sale securities	262,722	8,027	254,695	—
Investment in equity securities	2,100	—	—	2,100
Foreign exchange contracts	21	—	21	—
Total assets	$414,633	$156,566	$255,967	$2,100
Liabilities:
Net investment hedge	33,420	—	33,420	—
Foreign exchange contracts	120	—	120	—
Total liabilities	$33,540	$—	$33,540	$—
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
Available-For-Sale Securities
Available-for-sale securities primarily consist of U.S. government backed securities and highly rated corporate debt securities, which are classified as Level 1. Investments classified as Level 2 consist of debt securities that are valued using matrix pricing and benchmarking because they are not actively traded and bank certificates of deposit with a maturity of more than three months.
Investment in Equity Securities
During the first quarter of fiscal year 2025, the Company converted $2.0 million in principal amount of convertible notes it purchased in the third quarter of fiscal year 2024 from a private company into 420,000 shares of preferred stock of the private company. As of the conversion, the fair value of the convertible notes was $2.1 million and the conversion did not result in the recognition of additional gain or loss on the convertible notes. The shares of preferred stock are equity securities and within the scope of ASC 321, Investments - Equity Securities. The Company elected the measurement alternative for its investment in the shares of preferred stock because the shares do not have a readily determinable fair value. As of June 30, 2026, the carrying value of the investment in the shares of preferred stock was $2.1 million and is included in “Other assets” on the Condensed Consolidated Balance Sheets. The fair value determination is classified as Level 3 based on unobservable inputs which were based on the best information available in the circumstance, including transaction pricing, recent acquisition, and market participant assumptions. The unobservable inputs used in the determination of the fair value of assets classified as Level 3 have an inherent measurement uncertainty that if changed could result in higher or lower fair value measurements of the assets as of the reporting date.
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
Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
During the three and nine months ended June 30, 2026 and 2025, the Company did not record any impairments on its financial assets or liabilities required to be measured at fair value on a nonrecurring basis.
14. Income Taxes
The Company recorded income tax expense of $2.4 million and $5.2 million during the three and nine months ended June 30, 2026, respectively, which were primarily driven by the profit mix in foreign jurisdictions, valuation allowance implications in the United States and state income taxes in jurisdictions where the Company does not have a net operating loss carry over.
The Company recorded income tax expense of $2.6 million and $13.8 million during the three and nine months ended June 30, 2025, respectively. The tax expense for both periods was primarily driven by a $6.6 million tax expense related to the outside basis difference in a China subsidiary. The tax expense in each period was also driven by the profits in foreign jurisdictions and state income taxes in jurisdictions where the Company does not have a net operating loss carryover.

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
During the fourth quarter of fiscal year 2025, the Company recorded an unrecognized tax benefit of $2.5 million related to a capital loss on one of its foreign subsidiaries based on its estimated tax return filing position. The Company filed its U.S. federal tax return in July 2026, which increased the amount of the capital loss and resulting tax refund claim. As the incremental capital loss claimed on the tax return filed has been determined to not meet the more-likely-than-not recognition standard under ASC 740, Income Taxes, the Company has recorded an additional unrecognized tax benefit of $17.5 million. The claim is expected to be subject to examination by the Internal Revenue Service and review by the Joint Committee on Taxation, and the ultimate resolution may differ from the amount currently recognized in the financial statements. The unrecognized tax benefit is reflected as a reduction to “Long-term income tax receivables” recorded in the Condensed Consolidated Balance Sheets.

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

15. Net Income (Loss) per Share
The calculations of basic and diluted net income (loss) per share and basic and diluted weighted average shares outstanding are as follows for the three and nine months ended June 30, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Loss from continuing operations	$(1,529)	$(332)	$(163,740)	$(27,195)
Income (loss) from discontinued operations, net of tax	3,985	(47,655)	(10,034)	(79,445)
Net income (loss)	$2,456	$(47,987)	$(173,774)	$(106,640)

Weighted average common shares outstanding used in computing basic income (loss) per share	45,286	45,780	45,759	45,712
Weighted average common shares outstanding used in computing diluted income (loss) per share	45,286	45,780	45,759	45,712

Basic net income (loss) per share:
Loss from continuing operations	$(0.03)	$(0.01)	$(3.58)	$(0.59)
Income (loss) from discontinued operations, net of tax	$0.09	$(1.04)	$(0.22)	$(1.74)
Basic net income (loss) per share	$0.05	$(1.05)	$(3.80)	$(2.33)

Diluted net income (loss) per share:
Loss from continuing operations	$(0.03)	$(0.01)	$(3.58)	$(0.59)
Income (loss) from discontinued operations, net of tax	$0.09	$(1.04)	$(0.22)	$(1.74)
Diluted net income (loss) per share	$0.05	$(1.05)	$(3.80)	$(2.33)
For the three and nine months ended June 30, 2026 and 2025, outstanding restricted stock units and shares issued by the Company under the employee stock purchase plan were excluded from the computation of diluted loss per share as their effect would be antidilutive to earnings per share for continuing operations. The following table contains all potentially dilutive common stock equivalents for the three and nine months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Time-based restricted stock units	12,755	7,285	60,421	79,776
Performance-based restricted stock units	87,980	36,086	102,533	51,971
Employee stock purchase plan	—	—	2,140	7,043
Total	100,735	43,371	165,094	138,790
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
The CODM regularly uses segment adjusted operating income (loss) in the monthly and quarterly business review processes, and this measure serves as the basis for the CODM’s evaluation of segment performance and related resource allocation considerations. During these processes, the CODM considers budget-to-actual variances in adjusted operating income (loss) to evaluate both internal factors (for example, changes in selling prices, strategic growth investments, productivity and business mix) and external factors (for example, inflation, tariffs and foreign currency), events and conditions.

The following is the summary of the financial information for the Company’s reportable segments for the three and nine months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Sample Management Solutions	$88,289	$77,620	$250,804	$238,575
Multiomics	72,889	66,235	203,811	196,054
Total revenue	$161,178	$143,855	$454,615	$434,629

Adjusted operating income (loss):
Sample Management Solutions	$4,944	$10,737	$13,035	$18,318
Multiomics	(348)	(3,958)	(14,777)	(11,801)
Segment adjusted operating income (loss)	$4,596	$6,779	$(1,742)	$6,517

Amortization of completed technology	2,082	2,068	6,017	5,876
Amortization of other intangible assets	3,616	4,123	10,730	12,499
Transformation costs(1)	272	1,542	1,913	9,771
Restructuring charges	513	754	3,078	4,765
Impairment of goodwill and intangible assets	—	—	149,083	—
Merger and acquisition costs(2)	2,248	58	4,436	2,316
Purchase accounting and other adjustments	43	84	206	35
Total operating loss	(4,178)	(1,850)	(177,205)	(28,745)
Interest income, net	3,825	4,973	13,310	13,760
Other income (expenses), net	1,199	(820)	5,337	1,542
Income (loss) from continuing operations before income taxes	$846	$2,303	$(158,558)	$(13,443)
(1)Transformation costs represent expenses associated with discrete strategic initiatives undertaken to simplify, standardize, streamline, and optimize the Company's operations, processes, and systems. These initiatives are intended to generate long-term operational efficiencies and productivity improvements and do not meet the definition of restructuring charges. Transformation costs primarily include asset write-downs associated with technology changes, inventory write-downs related to restructuring activities, and third-party consulting costs incurred to support process and systems redesign efforts.
(2)Merger and acquisition costs consist primarily of legal, accounting, valuation, and strategic advisory fees incurred in connection with acquisition and integration activities.
Adjusted operating income (loss) excludes charges related to amortization of intangible assets, transformation costs, restructuring charges, merger and acquisition costs, purchase accounting adjustments, and other miscellaneous expenses.
The segment expenses regularly provided to the CODM are adjusted cost of revenues, which primarily consist of costs of direct materials and direct labor, freight, warranty, depreciation expenses, and facilities costs and adjusted operating expenses, which primarily consists of employee salaries and benefits for research and development, selling, marketing, and administrative personnel, commissions, advertising and promotional expenses, audit, legal and strategic consulting fees, depreciation expenses, facilities costs, insurance, and information systems costs. Centrally incurred costs are primarily allocated to segments using a percentage of budgeted segment revenue over total revenue.
The following is the summary of the adjusted operating income information for the Company’s reportable segments for the three and nine months ended June 30, 2026 and 2025 (in thousands):

Sample Management Solutions	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025

Total revenue	$88,289	$77,620	$250,804	$238,575
Less: Adjusted cost of revenue	47,770	36,207	134,853	119,732
Less: Adjusted operating expenses	35,575	30,676	102,916	100,525
Adjusted operating income	$4,944	$10,737	$13,035	$18,318

Other Information
Depreciation Expense	$4,155	$2,939	$10,603	$8,491

Multiomics	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025

Total revenue	$72,889	$66,235	$203,811	$196,054
Less: Adjusted cost of revenue	38,970	39,151	115,648	110,939
Less: Adjusted operating expenses	34,267	31,042	102,940	96,916
Adjusted operating loss	$(348)	$(3,958)	$(14,777)	$(11,801)

Other Information
Depreciation Expense	$2,647	$4,024	$10,588	$11,346
The following is the summary of the asset information for the Company’s reportable segments as of June 30, 2026 and September 30, 2025 (in thousands):

Assets:	June 30, 2026	September 30, 2025
Sample Management Solutions	$822,668	$854,402
Multiomics	324,984	445,212
Total assets	$1,147,652	$1,299,614

The following is a reconciliation of the segment assets to the corresponding amounts presented in the Condensed Consolidated Balance Sheets as of June 30, 2026 and September 30, 2025 (in thousands):

	June 30, 2026	September 30, 2025
Segment assets	$1,147,652	$1,299,614
Cash and cash equivalents, restricted cash and marketable securities	528,538	546,201
Deferred tax assets	494	726
General corporate assets	51,451	54,500
Current and noncurrent assets held for sale	148,076	158,541
Total assets	$1,876,211	$2,059,582
Revenue from external customers is attributed to geographic areas based on locations in which the product is shipped. Net revenue by geographic area for the three and nine months ended June 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Geographic Location:
United States	$91,516	$87,819	$261,953	$271,220
China	18,791	14,321	53,615	41,947
United Kingdom	12,095	9,297	32,481	25,036
Rest of Europe	29,986	25,430	82,356	75,009
Asia Pacific (Excluding China)	6,903	5,762	20,113	17,839
Other	1,887	1,226	4,097	3,578
Total revenue	$161,178	$143,855	$454,615	$434,629
Net long-lived assets, excluding goodwill and other intangible assets, by geographic area as of June 30, 2026 and September 30, 2025 (in thousands):

	June 30, 2026	September 30, 2025
United States	$113,695	$116,681
China	59,301	56,715
United Kingdom	43,122	14,338
Rest of Europe	14,676	16,674
Asia Pacific (Excluding China)	2,885	3,505
Other	169	89
Total long-lived assets, net	$233,848	$208,002
For the three and nine months ended June 30, 2026 and 2025, the Company did not have any individual customers that accounted for 10% or more of its consolidated revenue. As of June 30, 2026 and September 30, 2025, there were no customers that accounted for more than 10% of the Company’s accounts receivable balance.
17. Commitments and Contingencies
Contingencies
The Company is subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. The Company cannot predict the ultimate outcome of such legal proceedings or, in certain instances, provide reasonable ranges of potential losses. The Company considers all claims on a quarterly basis and based on known facts assesses whether potential losses are considered reasonably possible, probable, and estimable. Based upon this assessment, the Company then evaluates disclosure requirements and whether to accrue for such claims in the Condensed Consolidated Financial Statements. At June 30, 2026 and as of the date of filing of these Condensed Consolidated Financial Statements, the Company believes that no new material provision for liability nor new disclosure is required related to any claims. As there is potential for unexpected subsequent developments and given the inherent unpredictability of these matters, there can be no assurance that the Company’s assessment of any claim will reflect the ultimate outcome, and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated financial position or results of operations in particular quarterly or annual periods.
Purchase Commitments
As of June 30, 2026, the Company had non-cancellable commitments of $42.5 million, comprised of purchase orders for inventory of $23.0 million and other operating expense commitments of $19.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes contained in the 2025 Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below and in the forward-looking statements. Factors that could cause or contribute to these differences include, without limitation, those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, as well as those described in the 2025 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q under “Information Related to Forward-Looking Statements”, Part I, Item 1A “Risk Factors” in the 2025 Annual Report on Form 10-K and Part II, Item 1A “Risk Factors” in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 and this Quarterly Report on Form 10-Q. All dollar amounts in the below MD&A are presented in U.S. dollars, unless otherwise noted or the context otherwise provides.
As previously disclosed in the 2025 Annual Report on Form 10-K, in connection with the preparation of the fiscal year 2025 consolidated financial statements, we identified errors in our previously issued financial statements. We evaluated the impact of the errors and concluded they were not material, individually or in the aggregate, to any previously issued interim or annual consolidated financial statements. The figures for the three and nine months ended June 30, 2025 in this MD&A have been revised, where applicable, to reflect the impact of such corrections. Information regarding the impact of the revision to our previously issued condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of cash flows and condensed consolidated balance sheets for periods within fiscal 2025 is included in Note 20, Revision of Previously Issued Unaudited Quarterly Information, in the notes to the audited consolidated financial statements included in the section titled “Financial Statements and Supplementary Data” in Part II, Item 8 of the 2025 Annual Report on Form 10-K.
Our MD&A is organized as follows:
•Overview. This section provides a general description of our business and operating segments as well as a brief discussion and overall analysis of our business and financial performance, including key developments affecting us during the three and nine months ended June 30, 2026 and 2025.
•Critical Accounting Policies and Estimates. This section discusses accounting policies and estimates that require us to exercise subjective or complex judgments in their application. We believe these accounting policies and estimates are important to understanding the assumptions and judgments incorporated in our reported financial results.
•Results of Operations. This section provides an analysis of our financial results for the three and nine months ended June 30, 2026 compared to the three and nine months ended June 30, 2025.
•Liquidity and Capital Resources. This section provides an analysis of our liquidity and changes in cash flows as well as a discussion of contractual commitments.
Disposition of B Medical Systems Business
On December 23, 2025, we entered into a Share Purchase Agreement with Thelema S.À.R.L., or Thelema, for the sale of the B Medical Systems business. On July 1, 2026, we completed the sale for $63.0 million, consisting of $28.0 million cash paid to us prior to closing and $35.0 million funded through a Vendor Loan Agreement between one of our wholly-owned subsidiaries and Thelema. See Note 3, Discontinued Operations in the notes to the unaudited condensed consolidated financial statements included in the section titled “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about the sale of the B Medical Systems business.

This strategic action is intended to simplify our portfolio and allow management to focus on driving revenue growth and profitability in our core Sample Management Solutions, or SMS, and Multiomics segments. The B Medical Systems business has been classified as held for sale and a discontinued operation under generally accepted accounting principles in the United States, or GAAP.
Unless otherwise noted, this MD&A relates solely to our continuing operations and excludes the operations of discontinued operations.

OVERVIEW
We are a leading global provider of biological and chemical compound sample exploration and management solutions for the life sciences industry. We entered the life sciences market in 2011, leveraging our in-house precision automation and cryogenics capabilities that we were then applying in the semiconductor manufacturing market. This led us to develop solutions for automated ultra-cold storage. Since then, we have expanded our life sciences offerings through internal investments and through a series of acquisitions. We support our customers from research and clinical development to commercialization with our sample management and automated storage systems, as well as genomic services expertise to help our customers bring impactful therapies to market faster. We understand the importance of sample integrity and offer a broad portfolio of products and services supporting customers at every stage of the life cycle of samples including procurement, automated storage systems, genomic services and a multitude of sample consumables, informatics and data software, along with sample repository services. Our expertise, global footprint and leadership positions enable us to be a trusted global partner to pharmaceutical, biotechnology and life sciences research institutions. In total, we employ approximately 2,900 full-time employees, part-time employees and contingent workers worldwide as of June 30, 2026 and have sales in approximately 75 countries. We are headquartered in Burlington, Massachusetts and have operations in North America, Asia, and Europe.
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
Acquisition of UK Biocentre
On March 4, 2026, we acquired UK Biocentre Limited, or UK Biocentre, for a purchase price of approximately $27.5 million, net of cash acquired, including contingent consideration which we estimated the fair value to be $2.5 million as of the acquisition date. UK Biocentre is a provider of sample management, sample storage and high-throughput sample processing services in the United Kingdom. UK Biocentre’s results of operations are reported in the SMS segment from the date of acquisition.

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

Segments
Within our SMS segment, we operate as a single business unit offering end-to-end sample management products and services, including: Sample Repository Services and Core Products (Automated Stores, Cryogenic Systems, Automated Sample Tube, Consumables and Instruments and Controlled Rate Thawing Devices). This portfolio provides customers with a high level of sample quality, security, availability, intelligence and integrity throughout the lifecycle of samples, providing customers with complete end-to-end “cold chain of custody” capabilities. We also offer expert-level consultation services to our clients throughout their experimental design and implementation processes.
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
Business and Financial Performance
Basis of Presentation
Our condensed consolidated financial statements are prepared in accordance with GAAP.

Financial Performance
Our performance for the three and nine months ended June 30, 2026 and 2025 is as follows:

	Three months ended June 30,		Nine months ended June 30,
In thousands	2026	2025	2026	2025
Revenue	$161,178	$143,855	$454,615	$434,629
Cost of revenue	88,822	77,451	256,518	236,623
Gross profit	72,356	66,404	198,097	198,006
Operating expenses
Research and development	8,853	7,417	27,475	22,132
Selling, general and administrative	67,168	60,083	195,666	199,854
Impairment of goodwill and intangible assets	—	—	149,083	—
Restructuring charges	513	754	3,078	4,765
Total operating expenses	76,534	68,254	375,302	226,751
Operating loss	(4,178)	(1,850)	(177,205)	(28,745)
Other income (expense)
Interest income, net	3,825	4,973	13,310	13,760
Other income (expense), net	1,199	(820)	5,337	1,542
Income (loss) from continuing operations before income taxes	846	2,303	(158,558)	(13,443)
Income tax expense	2,375	2,635	5,182	13,752
Loss from continuing operations	(1,529)	(332)	(163,740)	(27,195)
Income (loss) from discontinued operations, net of tax	3,985	(47,655)	(10,034)	(79,445)
Net income (loss)	$2,456	$(47,987)	$(173,774)	$(106,640)
Revenue increased 12% and 5%, respectively, for the three and nine months ended June 30, 2026, compared to the corresponding periods in the prior fiscal year, mainly driven by revenue growth in both operating segments. The revenue growth in our SMS segment for the three and nine months ended June 30, 2026 compared to the corresponding periods in the prior fiscal year was primarily driven by higher revenue in Sample Storage and Consumables and Instruments, as well as revenue contributions from the acquired UK Biocentre business, partially offset by lower revenues in Core Products, particularly in Automated Stores. The revenue growth in our Multiomics segment for the three and nine months ended June 30, 2026 compared to the corresponding periods in the prior fiscal year was primarily driven by Next Generation Sequencing services and Gene Synthesis services, partially offset by a decline in Sanger Sequencing services. In addition, favorable foreign currency movements contributed to revenue growth during both the three and nine months ended June 30, 2026. Gross margin was 45% and 44%, respectively, for the three and nine months ended June 30, 2026 compared to 46% for each of the corresponding periods in the prior fiscal year. The decreases for the three and nine months ended June 30, 2026 were primarily driven by lower fixed-cost absorption resulting from reduced North America sales volumes in the Sanger Sequencing services and lower sales volumes in Automated Stores, higher rework cost incurred on Automated Stores projects, and an increase in excess and obsolete inventory reserves, partially offset by improved operational efficiencies. Operating expenses increased $8.3 million and $148.6 million for the three and nine months ended June 30, 2026, respectively, compared to the corresponding periods in the prior fiscal year. The increase in the three months ended June 30, 2026 was primarily driven by increased investments in research and development and sales and marketing activities. The increase in the nine months ended June 30, 2026 was primarily attributable to a non-cash goodwill impairment charge of $149.1 million related to the Multiomics and SMS segments. Net loss from continuing operations was $1.5 million and $163.7 million for the three and nine months ended June 30, 2026, respectively, compared to a net loss from continuing operations of $0.3 million and $27.2 million, respectively, for the corresponding periods in the prior fiscal year. The higher net loss from continuing operations for the three months ended June 30, 2026 was primarily driven by increased investments in research and development and sales and marketing, while the higher net loss from continuing operations for the nine months ended June 30, 2026 was primarily attributable to the non-cash goodwill impairment charge. These impacts were partially offset by lower income tax expense in both periods. Net income from discontinued operations, net of tax, was $4.0 million for the three months ended June 30, 2026 and net loss from discontinued operations, net of tax, was $10.0 million for the nine months ended June 30, 2026, compared to net loss from discontinued operations, net of tax, of $47.7 million and $79.4 million, respectively, for the three and nine months ended June 30, 2025.

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
The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are described under Critical Accounting Policies and Estimates included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2025 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies or estimates from those set forth in our Annual Report on Form 10-K, except for the inputs and assumptions used in the quantitative goodwill impairment analysis as of March 31, 2026 set forth below.
During the second quarter of fiscal year 2026, we assessed several events and circumstances that could affect the significant inputs used to determine the fair value of our reporting units, including updates to forecasted cash flows, increased uncertainty in the macroeconomic and geopolitical environment, and a sustained decline in the Company’s stock price. We concluded it was more likely than not the fair value of each of the SMS and Multiomics reporting units was less than their respective carrying amounts due to the combined impact of declining stock price and revised forecasts. As a result, we completed a quantitative goodwill impairment test for each of our reporting units in accordance with ASC 350, Intangibles – Goodwill (“ASC 350”) as of March 31, 2026.

For the quantitative goodwill impairment analysis performed, we compared the estimated fair values of each of our reporting units to their respective carrying amounts. The estimated fair value for each reporting unit was derived using the income approach and the market approach, weighted at 50% each as of March 31, 2026. The Discounted Cash Flow (“DCF”) Method was used in the income approach which reflected our assumptions regarding revenue growth rates, forecasted gross profit margins, operating expenses, capital expenditures, discount rates, terminal period growth rates, economic and market trends, and other expectations about the anticipated operating results of the SMS and Multiomics reporting units. The guideline company method was used in the market approach and publicly-traded companies in similar lines of business were identified and used in an analysis to estimate the fair value. Under the guideline company method, we made significant estimates and assumptions, primarily including the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industries in which the Company competes, and specific valuation multiples utilized to estimate the fair value of each reporting unit. Although we determined that estimates and assumptions used in the income approach and the market approach were reasonable, actual results may vary significantly and may expose it to material impairment charges in the future.

Based on the results of the quantitative goodwill impairment analysis as of March 31, 2026, the carrying amounts of the Multiomics and SMS reporting units exceeded their respective fair values, resulting in non-cash impairment charges of $112.4 million for Multiomics and $36.6 million for SMS. The total goodwill impairment charge of $149.1 million was recorded during the quarter ended March 31, 2026, which is included within “Impairment of goodwill and intangible assets” on the Condensed Consolidated Statements of Operations for the nine months ended June 30, 2026.

RESULTS OF OPERATIONS
Please refer to the commentary provided below for further discussion and analysis of the factors contributing to our results of operations for the three and nine months ended June 30, 2026 compared to the three and nine months ended June 30, 2025.

Non-GAAP Financial Measures
Non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. Management adjusts the GAAP results for the impact of amortization of intangible assets, impairment of goodwill and intangible assets, transformation costs, restructuring charges, purchase accounting adjustments, merger and acquisition costs, and other unallocated corporate expenses to provide investors better perspective on the results of operations which we believe is more comparable to the similar analysis provided by our peers. Management also excludes special charges and gains, such as gains and losses from the sale of assets, certain tax benefits and charges, as well as other gains and charges that are not representative of the normal operations of the business. Management uses these non-GAAP financial measures in its review and evaluation of the performance of the business. Management strongly encourages investors to review our financial statements and publicly filed reports in their entirety and not rely on any single measure. A reconciliation of non-GAAP measures to the most nearly comparable GAAP measures is included under “Operating Income (Loss)” and “Gross Margin” below.
Revenue
Our revenue performance for the three and nine months ended June 30, 2026 and 2025 is as follows:

	Three months ended June 30,			Nine months ended June 30,
			% Change			% Change
In thousands, except percentages	2026	2025	2026 v. 2025	2026	2025	2026 v. 2025
Sample Management Solutions	$88,289	$77,620	13.7%	$250,804	$238,575	5.1%
Multiomics	72,889	66,235	10.0%	203,811	196,054	4.0%
Total revenue	$161,178	$143,855	12.0%	$454,615	$434,629	4.6%
Our SMS segment revenue for the three and nine months ended June 30, 2026 increased approximately 14% and 5%, respectively, compared to the corresponding prior fiscal year periods, mainly driven by higher revenue in Sample Storage and Consumables and Instruments, as well as revenue contributions from the acquired UK Biocentre business, partially offset by lower revenues in Core Products, particularly in Automated Stores, during the three and nine months ended June 30, 2026.
Our Multiomics segment revenue for the three and nine months ended June 30, 2026 increased approximately 10% and 4%, respectively, compared to the corresponding prior fiscal year periods, driven by revenue growth in Next Generation Sequencing and Gene Synthesis services, offset by a decline in Sanger Sequencing services.
Revenue generated outside the United States was 43% and 42%, respectively, for the three and nine months ended June 30, 2026 compared to 39% and 38%, respectively, for the corresponding prior fiscal year periods. Favorable foreign currency movements also contributed to revenue growth during both the three and nine months ended June 30, 2026.

Operating Income (Loss)
Our operating income (loss) performance for the three and nine months ended June 30, 2026 and 2025 is as follows (in thousands, except percentages):

	Three months ended June 30,
	Segment		Corporate		Azenta Total
	2026	2025	2026	2025	2026	2025
Revenue:	$161,178	$143,855	$—	$—	$161,178	$143,855

Operating income (loss):
Operating income (loss)	$2,051	$4,505	$(6,229)	$(6,355)	$(4,178)	$(1,850)
Amortization of completed technology	2,082	2,068	—	—	2,082	2,068
Amortization of other intangible assets	49	—	3,567	4,123	3,616	4,123
Transformation costs(1)	56	168	216	1,374	272	1,542
Restructuring charges	—	—	513	754	513	754
Merger and acquisition costs(2)	204	—	2,044	58	2,248	58
Purchase accounting and other adjustments	154	38	—	(5)	154	33
Total adjusted operating income (loss)	$4,596	$6,779	$111	$(51)	$4,707	$6,728
Operating margin	1.3%	3.1%			(2.6)%	(1.3)%
Adjusted operating margin	2.9%	4.7%			2.9%	4.7%

	Nine months ended June 30,
	Segment		Corporate		Azenta Total
	2026	2025	2026	2025	2026	2025
Revenue:	$454,615	$434,629	$—	$—	$454,615	$434,629

Operating income (loss):
Operating loss	$(8,355)	$(2,276)	$(168,850)	$(26,469)	$(177,205)	$(28,745)
Amortization of completed technology	6,017	5,876	—	—	6,017	5,876
Amortization of other intangible assets	49	—	10,681	12,499	10,730	12,499
Transformation costs(1)	168	2,877	1,745	6,894	1,913	9,771
Restructuring charges	—	—	3,078	4,765	3,078	4,765
Impairment of goodwill and intangible assets	—	—	149,083	—	149,083	—
Merger and acquisition costs(2)	204	—	4,232	2,316	4,436	2,316
Purchase accounting and other adjustments	175	40	—	(5)	175	35
Total adjusted operating income (loss)	$(1,742)	$6,517	$(31)	$—	$(1,773)	$6,517
Operating margin	(1.8)%	(0.5%)			(39.0)%	(6.6)%
Adjusted operating margin	(0.4%)	1.5%			(0.4%)	1.5%
(1)Transformation costs represent expenses associated with discrete strategic initiatives undertaken to simplify, standardize, streamline, and optimize the Company's operations, processes, and systems. These initiatives are intended to generate long-term operational efficiencies and productivity improvements and do not meet the definition of restructuring charges. Transformation costs primarily include asset write-downs associated with technology changes, inventory write-downs related to restructuring activities, and third-party consulting costs incurred to support process and systems redesign efforts.
(2)Merger and acquisition costs consist primarily of legal, accounting, valuation, and strategic advisory fees incurred in connection with acquisition and integration activities.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Sample Management Solutions	$88,289	$77,620	$250,804	$238,575
Multiomics	72,889	66,235	203,811	196,054
Total revenue	$161,178	$143,855	$454,615	$434,629

Adjusted operating income (loss):
Sample Management Solutions	$4,944	$10,737	$13,035	$18,318
Multiomics	(348)	(3,958)	(14,777)	(11,801)
Segment adjusted operating income (loss)	$4,596	$6,779	$(1,742)	$6,517

Amortization of completed technology	2,082	2,068	6,017	5,876
Amortization of other intangible assets	3,616	4,123	10,730	12,499
Transformation costs(1)	272	1,542	1,913	9,771
Restructuring charges	513	754	3,078	4,765
Impairment of goodwill and intangible assets	—	—	149,083	—
Merger and acquisition costs(2)	2,248	58	4,436	2,316
Purchase accounting and other adjustments	43	84	206	35
Total operating loss	(4,178)	(1,850)	(177,205)	(28,745)
Interest income, net	3,825	4,973	13,310	13,760
Other income (expenses), net	1,199	(820)	5,337	1,542
Income (loss) from continuing operations before income taxes	$846	$2,303	$(158,558)	$(13,443)

(1)Transformation costs represent expenses associated with discrete strategic initiatives undertaken to simplify, standardize, streamline, and optimize the Company's operations, processes, and systems. These initiatives are intended to generate long-term operational efficiencies and productivity improvements and do not meet the definition of restructuring charges. Transformation costs primarily include asset write-downs associated with technology changes, inventory write-downs related to restructuring activities, and third-party consulting costs incurred to support process and systems redesign efforts.
(2)Merger and acquisition costs consist primarily of legal, accounting, valuation, and strategic advisory fees incurred in connection with acquisition and integration activities.
Operating loss was $4.2 million and $177.2 million for the three and nine months ended June 30, 2026, respectively, an increase of $2.3 million and $148.5 million for the three and nine months ended June 30, 2026, respectively, compared to the corresponding periods in the prior fiscal year. The increase for the three months ended June 30, 2026 was primarily driven by higher investments in research and development and sales and marketing activities, partially offset by increased gross profit. The increase for the nine months ended June 30, 2026 was primarily attributable to a non-cash goodwill impairment charge of $149.1 million related to the Multiomics and SMS segments.

Adjusted operating income for the SMS segment was $4.9 million and $13.0 million, respectively, for the three and nine months ended June 30, 2026 compared to adjusted operating income of $10.7 million and $18.3 million, respectively, for the corresponding periods in the prior fiscal year. Adjusted operating margin for the SMS segment decreased 823 basis points and 248 basis points, respectively, for the three and nine months ended June 30, 2026 compared to the corresponding periods in the prior fiscal year. The decreases in adjusted operating margin were primarily driven by higher rework cost incurred on Automated Stores projects and an increase in excess and obsolete inventory reserves.
Adjusted operating loss for the Multiomics segment was $0.3 million and $14.8 million, respectively, for the three and nine months ended June 30, 2026 compared to adjusted operating loss of $4.0 million and $11.8 million, respectively, for the corresponding periods in the prior fiscal year. Adjusted operating margin for the Multiomics segment increased 550 basis points for the three months ended June 30, 2026 and decreased 123 basis points for the nine months ended June 30, 2026, compared to the corresponding periods in the prior fiscal year. The increase in adjusted operating margin for the three months ended June 30, 2026 was primarily driven by revenue growth and improved operational efficiencies. The decrease in adjusted operating margin for the nine months ended June 30, 2026 was primarily due to reduced fixed-cost absorption resulting from lower North America sales volumes in the Sanger Sequencing services business.
Gross Margin
Our gross margin performance for the three and nine months ended June 30, 2026 and 2025 is as follows (in thousands, except percentages):

	Three months ended June 30,
	Sample Management Solutions		Multiomics		Azenta Total
	2026	2025	2026	2025	2026	2025
Revenue	$88,289	$77,620	$72,889	$66,235	$161,178	$143,855

Gross profit	39,126	40,180	33,230	26,224	72,356	66,404
Adjustments:
Amortization of completed technology	1,393	1,208	689	860	2,082	2,068
Other adjustments	—	25	—	—	—	25
Adjusted gross profit	$40,519	$41,413	$33,919	$27,084	$74,438	$68,497
Gross margin	44.3%	51.8%	45.6%	39.6%	44.9%	46.2%
Adjusted gross margin	45.9%	53.4%	46.5%	40.9%	46.2%	47.6%

	Nine months ended June 30,
	Sample Management Solutions		Multiomics		Azenta Total
	2026	2025	2026	2025	2026	2025
Revenue	$250,804	$238,575	$203,811	$196,054	$454,615	$434,629

Gross profit	$111,993	$115,471	$86,104	$82,535	$198,097	$198,006
Adjustments:
Amortization of completed technology	3,958	3,296	2,059	2,580	6,017	5,876
Transformation costs(1)	—	51	—	—	—	51
Other Adjustments	—	25	—	—	—	25
Adjusted gross profit	$115,951	$118,843	$88,163	$85,115	$204,114	$203,958
Gross margin	44.7%	48.4%	42.2%	42.1%	43.6%	45.6%
Adjusted gross margin	46.2%	49.8%	43.3%	43.4%	44.9%	46.9%
(1)Transformation costs represent expenses associated with discrete strategic initiatives undertaken to simplify, standardize, streamline, and optimize the Company's operations, processes, and systems. These initiatives are intended to generate long-term operational efficiencies and productivity improvements and do not meet the definition of restructuring charges. Transformation costs primarily include asset write-downs associated with technology changes, inventory write-downs related to restructuring activities, and third-party consulting costs incurred to support process and systems redesign efforts.
The SMS segment gross margin decreased by 745 basis points and 375 basis points, respectively, for the three and nine months ended June 30, 2026 compared to the corresponding periods in the prior fiscal year. The SMS segment adjusted gross margin decreased by 746 basis points and 358 basis points, respectively, for the three and nine months ended June 30, 2026 compared to the corresponding periods in the prior fiscal year. The decreases in both gross margin and adjusted gross margin for the three and nine months ended June 30, 2026 were primarily attributable to lower fixed-cost absorption resulting from reduced Automated Stores sales volumes, increased rework costs associated with Automated Stores projects, and higher excess and obsolete inventory reserves recognized during the fiscal 2026 periods.
The Multiomics segment gross margin increased by 600 basis points and 15 basis points, respectively, for the three and nine months ended June 30, 2026 compared to the corresponding periods in the prior fiscal year. The Multiomics segment adjusted gross margin increased by 564 basis points for the three months ended June 30, 2026, but decreased by 16 basis points for the nine months ended June 30, 2026, compared to the corresponding periods in the prior fiscal year. The improvements in gross margin and adjusted gross margin for the three months ended June 30, 2026 were primarily driven by revenue growth and enhanced operational efficiencies. The decline in the adjusted gross margin for the nine months ended June 30, 2026 was primarily attributable to reduced fixed-cost absorption resulting from lower North America sales volumes in the Sanger Sequencing services business.
Research and Development Expenses
Our research and development expenses for the three and nine months ended June 30, 2026 and 2025 are as follows:

	Three months ended June 30,				Nine months ended June 30,
	2026		2025		2026		2025
	In thousands	% of Revenue	In thousands	% of Revenue	In thousands	% of Revenue	In thousands	% of Revenue
Sample Management Solutions	$5,343	6.1%	$4,328	5.6%	$16,859	6.7%	$12,839	5.4%
Multiomics	3,510	4.8%	3,089	4.7%	10,616	5.2%	9,293	4.7%
Total research and development expense	$8,853	5.5%	$7,417	5.2%	$27,475	6.0%	$22,132	5.1%
Total research and development expenses increased $1.4 million and $5.3 million, respectively, for the three and nine months ended June 30, 2026 compared to the corresponding periods in the prior fiscal year, driven by our increased investment in development to support new product introductions.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three and nine months ended June 30, 2026 and 2025 are as follows:

	Three months ended June 30,				Nine months ended June 30,
	2026		2025		2026		2025
	In thousands	% of Revenue	In thousands	% of Revenue	In thousands	% of Revenue	In thousands	% of Revenue
Sample Management Solutions	$30,681	34.8%	$26,526	34.2%	$86,657	34.6%	$90,521	37.9%
Multiomics	30,744	42.2%	27,954	42.2%	92,340	45.3%	87,628	44.7%
Corporate	5,743	3.6%	5,603	3.9%	16,669	3.7%	21,705	5.0%
Total selling, general and administrative expense	$67,168	41.7%	$60,083	41.8%	$195,666	43.0%	$199,854	46.0%
Total selling, general and administrative expenses increased $7.1 million for three months ended June 30, 2026 compared to the corresponding period in the prior fiscal year. The increase was primarily attributable to increased investments in sales and marketing activities and increased merger and acquisition related costs. Total selling, general and administrative expenses decreased $4.2 million for the nine months ended June 30, 2026 compared to the corresponding period in the prior fiscal year, primarily due to lower compensation expenses, partially offset by increases in sales and marketing expenses and merger and acquisition related costs. The one-time costs related to our leadership changes in the corresponding period in the prior fiscal year also contributed to the decrease in the nine months ended June 30, 2026.
Impairment of Goodwill
Based on the results of our quantitative goodwill impairment analysis as of March 31, 2026, the carrying amounts of our Multiomics and SMS reporting units exceeded their respective fair values, resulting in non-cash impairment charges of $112.4 million for Multiomics and $36.6 million for SMS. The total goodwill impairment charge of $149.1 million was recognized during the three months ended March 31, 2026, which is included within “Impairment of goodwill and intangible assets” in our condensed consolidated statements of operations for the nine months ended June 30, 2026. We made significant estimates and assumptions in our quantitative goodwill impairment analysis as of March 31, 2026. Actual results may vary significantly and may expose us to material impairment charges in the future. Please refer to Note 7, Goodwill and Intangible Assets in the notes to the unaudited condensed consolidated financial statements included in the section titled “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Based on our annual goodwill impairment test on April 1, 2026 and qualitative assessment of goodwill impairment subsequent to April 1, 2026, we concluded that it was not more likely than not that the fair value of our each reporting unit was less than its carrying value as of June 30, 2026 and no goodwill impairment charges were recognized during the three months ended June 30, 2026.

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

Restructuring Charges
Restructuring charges were $0.5 million and $3.1 million, respectively, for the three and nine months ended June 30, 2026, a decrease of $0.2 million and $1.7 million, respectively, compared to the corresponding periods in the prior fiscal year. Please refer to Note 8, Restructuring in the notes to the unaudited condensed consolidated financial statements included in the section titled “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Non-Operating Income
Interest income, net – We recorded interest income of $3.8 million and $13.3 million, respectively, for the three and nine months ended June 30, 2026 compared to $5.0 million and $13.8 million, respectively, for the three and nine months ended June 30, 2025. The changes in interest income are a result of interest rate fluctuations in our investment portfolios. Please refer to Note 5, Marketable Securities and Note 6, Derivative Instruments in the notes to the unaudited condensed consolidated financial statements included in the section titled “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Other income (expense), net – We recorded other income of $1.2 million and $5.3 million, respectively, for the three and nine months ended June 30, 2026 compared to other expense of $0.8 million and other income of $1.5 million, respectively, in the corresponding periods in the prior fiscal year. Other income or expense, net primarily relates to foreign exchange gains and losses resulting from foreign currency denominated transactions and the revaluation of foreign currency denominated assets and liabilities, and non-recurring income or expenses. On March 4, 2026, we acquired UK Biocentre and settled a preexisting contractual relationship with UK Biocentre upon the business combination. As a result, we recognized $3.9 million of non-cash gain from the settlement during the three months ended March 31, 2026, which is included in “Other income (expense), net” in our condensed consolidated statements of operations for the nine months ended June 30, 2026. Please refer to Note 4, Business Combination in the notes to the unaudited condensed consolidated financial statements included in the section titled “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Income Tax Expense
We recorded income tax expense of $2.4 million and $5.2 million, respectively, during the three and nine months ended June 30, 2026, which were primarily driven by the profit mix in foreign jurisdictions, valuation allowance implications in the United States and state income taxes in jurisdictions where we do not have a net operating loss carry over.
We recorded income tax expense of $2.6 million and $13.8 million, respectively, during the three and nine months ended June 30, 2025. The tax expense in each period was primarily driven by the profits in foreign jurisdictions and state income taxes in jurisdictions where we do not have a net operating loss carry over.

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
Discontinued Operations
Results related to the B Medical Systems business and legal fees and contingent liability related to the previous indemnification dispute with the buyer of the semiconductor cryogenics business are included within discontinued operations for the three and nine months ended June 30, 2026. Gain or loss from discontinued operations includes only direct operating expenses incurred that (1) are clearly identifiable as costs being disposed of upon completion of the sale and (2) will not be continued by us on an ongoing basis. Indirect expenses which supported the B Medical Systems business and remain part of continuing operations, are not reflected in loss from discontinued operations. Please refer to Note 3, Discontinued Operations, in the notes to the unaudited condensed consolidated financial statements included in the section titled “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2026, we had cash and cash equivalents, restricted cash, and marketable securities of $528.5 million and stockholders’ equity of $1.5 billion. We believe that our current cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least one year from the date of this Quarterly Report on Form 10-Q and for the foreseeable future thereafter. The current global economic environment makes it difficult for us to predict longer-term liquidity requirements with certainty. We may be unable to obtain financing that may be required on terms favorable to us, if at all. If adequate funds are not available to us on acceptable terms or otherwise, we may be unable to successfully develop or enhance products and services, respond to competitive pressures, or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business, financial condition and operating results.
Cash Flows and Liquidity
The discussion of our cash flows and liquidity that follows is stated on a total company consolidated basis.
Our cash and cash equivalents, restricted cash and marketable securities for our continuing operations as of June 30, 2026 and September 30, 2025 are as follows:

In thousands	June 30, 2026	September 30, 2025
Cash and cash equivalents	$189,654	$279,783
Restricted cash	6,654	3,696
Short-term marketable securities	136,143	61,137
Long-term marketable securities	196,087	201,585
	$528,538	$546,201
As of June 30, 2026, we had $164.9 million of cash, cash equivalents and restricted cash held outside of the United States which are not currently needed for U.S. operations. We had approximately $27.1 million of cash in China as of June 30, 2026. We began repatriating cash from China to the United States during the third quarter of the fiscal year 2025 and have provided for $6.4 million of income taxes related to the repatriation plan as of June 30, 2026. We have repatriated $41.1 million from China during fiscal year 2026 and have a plan to repatriate cash from China in the future. Our marketable securities are generally readily convertible to cash without a material adverse impact.

Our cash flows on a total company consolidated basis for the nine months ended June 30, 2026 and 2025 were as follows:

	Nine months ended June 30,
In thousands	2026	2025
Net cash provided by operating activities	$35,805	$70,011
Net cash used in investing activities	(73,253)	(91,287)
Net cash used in financing activities	(51,972)	(10,408)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(2,594)	4,510
Net decrease in cash, cash equivalents and restricted cash	$(92,014)	$(27,174)
Cash inflows from operating activities for the nine months ended June 30, 2026 were $35.8 million, a decrease of $34.2 million compared to the corresponding period in the prior fiscal year. The decrease was primarily driven by a U.S. federal tax refund of $11.5 million received in the nine months ended June 30, 2025 compared to an immaterial U.S. federal tax refund received in the nine months ended June 30, 2026, as well as less favorable working capital changes, including the timing of accounts receivable collections and unfavorable movements in contract liabilities and other liabilities.
Investing activities for the nine months ended June 30, 2026 include $365.4 million in purchases of marketable securities, which was offset by $295.5 million in sales and maturities of marketable securities. Investing activities for the nine months ended June 30, 2026 also include the $28.0 million deposit in connection with the completed sale of the B Medical Systems business and the $11.2 million closing cash payment for the acquisition of UK Biocentre, net of cash acquired.

Financing activities for the nine months ended June 30, 2026 include $2.5 million of tax payments on net share settlements on equity awards during the nine months ended June 30, 2026 and $50.0 million payment for share repurchases.

As of June 30, 2026, we had no outstanding debt on our balance sheet.
Capital Resources
Share Repurchase Program
On December 8, 2025, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $250.0 million of our common stock through December 31, 2028, or the 2025 Repurchase Program. Repurchases under the 2025 Repurchase Program may be made in the open market or through privately negotiated transactions (including under an accelerated share repurchase agreement), or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act subject to market and business conditions, legal requirements, and other factors.
As of June 30, 2026, we have repurchased 2.3 million shares of common stock for $50.0 million (excluding fees, commissions, and excise tax) in open market repurchases pursuant to the 2025 Repurchase Program. All shares of common stock repurchased under the 2025 Repurchase Program have been retired, accounted for as a reduction to stockholders’ equity in the condensed consolidated balance sheets included elsewhere in this Quarterly Report on Form 10-Q and treated as a repurchase of common stock for purposes of calculating earnings per share as of the applicable settlement dates.

Contractual Obligations and Requirements
As of June 30, 2026, we had non-cancellable commitments of $42.5 million comprised of purchase orders for inventory of $23.0 million and other operating expense commitments of $19.5 million.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including changes in interest rates affecting the return on our cash and cash equivalents, restricted cash and short-term and long-term investments and fluctuations in foreign currency exchange rates.

Interest Rate Exposure
Our cash and cash equivalents and restricted cash consist principally of money market securities which are short-term in nature. At June 30, 2026, our aggregate short-term and long-term investments were $332.2 million, consisting mostly of U.S. government backed securities and highly rated corporate debt securities. At June 30, 2026, there was a $1.3 million net unrealized loss position on marketable securities included in “Accumulated other comprehensive loss” in the condensed consolidated balance sheets included elsewhere in this Quarterly Report on Form 10-Q. A hypothetical 100 basis point change in interest rates would result in a $2.9 million and $2.7 million change in interest income earned, respectively, during each of the nine months ended June 30, 2026 and 2025.
Currency Rate Exposure
Sales in currencies other than the U.S. dollar were approximately 39% and 34% of our total sales, respectively, during the nine months ended June 30, 2026 and 2025. These sales were made primarily by our foreign subsidiaries, which have cost structures that substantially align with the currency of sale. We believe the cost structure alignment minimizes our currency risk on these transactions.
We have transactions and balances denominated in currencies other than the functional currency of the transacting entity. Most of these transactions carrying foreign exchange risk are in Germany, the United Kingdom, and China. In the normal course of our business, we have liquid assets denominated in non-functional currencies which include cash, short-term advances between our legal entities and accounts receivable which are subject to foreign currency exposure. Such balances were $44.7 million and $49.7 million, respectively, at June 30, 2026 and September 30, 2025, and primarily relate to the Euro and British Pound. We mitigate the impact of potential currency translation losses on these short-term intercompany advances by the timely settlement of each transaction, generally within 30 days. We also utilize forward contracts to mitigate our exposures to currency movement. We incurred foreign currency losses of $1.4 million and $1.3 million during the nine months ended June 30, 2026 and 2025, respectively, which related to the currency fluctuation on these balances between the time the transaction occurred and the ultimate settlement of the transaction. A hypothetical 10% change in foreign exchange rates as of June 30, 2026 would result in an approximate change of $0.7 million in our net loss during the nine months ended June 30, 2026.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q due to the material weaknesses described below. Notwithstanding the material weaknesses and based on additional analysis and other procedures management performed, our Chief Executive Officer and our Chief Financial Officer have concluded that the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented.

Material Weaknesses in Internal Control over Financial Reporting
As previously disclosed in our 2025 Annual Report on Form 10-K, the following material weaknesses were identified as of September 30, 2025 and remain outstanding as of June 30, 2026:

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
Remediation Plan for the Remaining Material Weaknesses

Statements of Cash Flows – During fiscal year 2026, management has continued to take steps to remediate the material weakness, including implementing a new cash flow reporting tool which automates the calculation of the effect of exchange rate changes on cash and cash equivalents. In addition, we designed and implemented new processes and controls over the review of the consolidated statement of cash flows. While the new and enhanced controls have been designed and implemented and we continue to monitor and evaluate their effectiveness, they have not operated for a sufficient period as of June 30, 2026 to assert the material weakness has been remediated. Management will continue to evaluate and monitor the operating effectiveness of these controls over subsequent periods to determine whether the material weakness has been remediated.
Account Reconciliations – Since the identification of the material weakness in the fiscal second quarter of 2025, including during fiscal year 2026, we have taken the necessary steps to work towards remediating the material weakness. Specifically, in the third quarter of fiscal year 2026, we have designed and implemented new controls and precision levels, executed training for employees and deployed a new reconciliation policy. Management will continue to evaluate and monitor the operating effectiveness of these controls over subsequent periods to determine whether the material weakness has been remediated.

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
Remediation of the Previously Identified Material Weakness Related to Expense Classification

As previously disclosed in our 2025 Annual Report on Form 10-K, we did not design and maintain effective controls over the classification of certain costs in our consolidated statement of operations. This material weakness resulted in misstatements in the classification of certain costs between cost of revenue and selling, general and administrative and research and development costs that resulted in the revision of the annual financial statements for the year ended September 30, 2023, the Q1, Q2, and Q3 interim periods and the annual financial statements for the year ended September 30, 2024, and the Q1, Q2, and Q3 interim periods during the year ended September 30, 2025.

During fiscal year 2026, management implemented remediation measures designed to address the root causes of the material weakness. These remediation measures included the design and implementation of control activities over the review of employee cost center assignments and the related classification of employee compensation costs and the assessment and recording of bonus expense to the appropriate classification of costs within the consolidated statements of operations. Management also enhanced review procedures and monitoring activities designed to identify and correct potential classification errors on a timely basis. During the third quarter of fiscal year 2026, management completed the testing of these control activities and determined they have been appropriately designed and operated effectively for a sufficient period of time to conclude that the previously identified material weakness has been remediated as of June 30, 2026.

Changes in Internal Control Over Financial Reporting
As noted in the Remediation Plan for the Remaining Material Weaknesses section above, there have been changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under the section titled “Risk Factors” in Part I, Item 1A of the 2025 Annual Report on Form 10-K and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarters ended December 31, 2025 and March 31, 2026. There have been no material changes from the risk factors disclosed in the 2025 Annual Report on Form 10-K and such Quarterly Report on Form 10-Q except for the additional risk factor under “Risk Related to Reliance on Third Parties” as set forth below. We may disclose changes to risk factors or additional factors from time to time in our future filings with the SEC.
We are exposed to credit risk under the $35.0 million secured vendor loan extended in connection with the divestiture of our B Medical Systems business, and we may not be repaid on a timely basis or at all.

In connection with the July 1, 2026 sale of our B Medical Systems business, our wholly owned subsidiary, Azenta Germany GmbH, extended a $35.0 million secured term loan to the buyer, Thelema S.à r.l., representing a substantial portion of the $63.0 million purchase price. The loan bears interest at 6.0% per annum and matures three months following the July 1, 2026 funding date, at which time all principal and accrued interest are due. The buyer's obligations are secured by a first-priority pledge over 100% of the equity interests of B Medical Systems S.à r.l. We expect the buyer to repay the loan from permanent third-party financing, and there can be no assurance that the buyer will obtain such financing or otherwise repay the loan when due. The collateral consists solely of the equity of the divested business, the value of which depends on that business's performance and financial condition and may be insufficient to satisfy the obligation upon a default. The buyer is majority owned by an officer of the Company, and although the loan and related arrangements were reviewed and approved through our related-party transaction procedures, the related-party nature of the arrangement may complicate enforcement. If the buyer fails to repay the loan, or if we are unable to realize the full value of our collateral, we could be required to recognize a charge, write-down or impairment, which could adversely affect our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following provides information about repurchases of our common stock during the three months ended June 30, 2026:

Period of Repurchase	Total Number of Shares Purchased (#)(1)	Average Price Paid Per Share ($)(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (#)(1)	Approximate Dollar Value of Shares that may yet be Purchased under Publicly Announced Plans or Programs (in millions) ($)(1)
April 1-30, 2026	—	—	29,972,988	$250
May 1-31, 2026	1,239,474	19.62	31,212,462	$226
June 1-30, 2026	1,104,528	$23.25	32,316,990	$200
	2,344,002	$21.33
(1) Represent open market repurchases under the 2025 Repurchase Program. Average price paid per share excludes fees, commissions and excise taxes. See Note 10, Stockholders’ Equity in the notes to the unaudited condensed consolidated financial statements included in the section titled “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Share Repurchase Program” in Part I, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding repurchases of our common stock.

Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The following exhibits are included herein:

Exhibit No.	Description

2.1
Deed of Amendment, dated July 1, 2026, to the Sale and Purchase Agreement between Azenta Germany GmbH and Thelema S.à r.l (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, File No. 000-25434, filed on July 8, 2026).

10.1*
Offer Letter, dated April 6, 2026, by and between the Company and William “Trey” E. Martin III (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-25434, filed on April 7, 2026).

10.2*
Separation Agreement, dated April 6, 2026, by and between the Company and Ginger Zhou (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, File No. 000-25434, filed on April 7, 2026).

10.3*
Consulting Services Agreement, dated April 6, 2026, by and between the Company and Ginger Zhou (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, File No. 000-25434, filed on April 7, 2026).

10.4*
First Amendment to Offer Letter, dated April 6, 2026, by and between the Company and Lawrence Lin (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, File No. 000-25434, filed on April 7, 2026).

10.5*
First Amendment to Offer Letter, dated April 6, 2026, by and between the Company and Ephraim Starr (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, File No. 000-25434, filed on April 7, 2026).

10.6*
First Amendment to Offer Letter, dated April 6, 2026, by and between the Company and Olga Pirogova (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, File No. 000-25434, filed on April 7, 2026).

10.7
Vendor Loan Agreement, dated July 1, 2026, between Azenta Germany GmbH and Thelema S.à r.l. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-25434, filed on July 8, 2026).

10.8
Share Pledge Agreement, dated July 1, 2026, among Thelema S.à r.l., Azenta Germany GmbH and B Medical Systems S.à r.l. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, File No. 000-25434, filed on July 8, 2026).

31.01	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets; (ii) the unaudited Condensed Consolidated Statements of Operations; (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the unaudited Condensed Consolidated Statements of Cash Flows; (v) the unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity; and (vi) the Notes to the unaudited Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded in the iXBRL document.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).
*Management contract, compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AZENTA, INC.

Date: August 6, 2026	/s/ Lawrence Lin
Lawrence Lin
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)